Form 10QSB
period 2001-06-30
SHADOWS BEND DEVELOPMENT INC
filed 2001-12-05
CIK 1128281

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to __________

          Commission File Number: 333-56046

                      SHADOWS BEND DEVELOPMENT, INC.
            (Exact name of Registrant as specified in charter)

NEVADA                                       87-0617649
State or other jurisdiction of               I.R.S. Employer I.D. No.
incorporation or organization

200 Lafayette Street, Suite 750, Baton Rouge, LA            70801
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code: (225) 343-7811

Check whether the Issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such fling requirements for the past 90 days.
(1) Yes [X]  No [ ]   (2) Yes [X]  No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At November 29, 2001, there were 12,755,302 shares of the Registrant's Common Stock outstanding.

Page 2
                                  PART I

ITEM 1.  FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of its operations and changes in its financial position from January 20, 2000, through June 30, 2001, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

Page 3

                          SHADOWS BEND DEVELOPMENT, INC.
                         (A Development Stage Enterprise)
                            Consolidated Balance Sheet
                                                      June 30,        December 31,
                                                        2001             2000
                                   A S S E T S
Current Assets
  Cash                                               $       101      $     1,051
                                                      ----------       ----------
     Total Current Assets                                    101            1,051

Fixed Assets
  Land                                                 1,111,260        1,050,000
                                                      ----------       ----------
     Total Fixed Assets	                               1,111,260        1,050,000

     Total Assets                                    $ 1,111,361      $ 1,051,051
                                                      ==========       ==========

                              L I A B I L I T I E S

Current Liabilities
  Accounts Payable                                        93,648           71,043
  Note Payable - Gulf Coast                              207,000              -
  Accrued Interest                                        21,333            9,333
                                                      ----------       ----------
     Total Current Liabilities                           321,981           80,376

Long-Term Liabilities
  Notes Payable                                          150,000          300,000
                                                      ----------       ----------
     Total Long-Term Liabilities                         150,000          300,000
                                                      ----------       ----------
     Total Liabilities                                   471,981          380,376

Commitments and Contingencies                                - 		      -

                     S T O C K H O L D E R S '   E Q U I T Y

Common Stock                                              11,121           10,001
  50,000,000 authorized shares, $.001 par value
  11,120,578 and 10,000,578 shares issued and
  outstanding
Additional Paid-in-Capital                               895,989          756,199
Accumulated deficit during the development stage     $  (267,730)     $   (95,525)
                                                      ----------       ----------
     Total Stockholders' Equity (Deficit)                639,380          670,675
                                                      ----------       ----------
     Total Liabilities and Stockholders' Equity      $ 1,111,361      $ 1,051,051
                                                      ==========       ==========

Page 4

                                            SHADOWS BEND DEVELOPMENT, INC.
                                           (A Development Stage Enterprise)
                                        Consolidated Statements of Operations
                                                     (Unaudited)
                                                                                                           From 1/20/00
                                                  Three Months Ended             Six Months Ended          (Inception)
                                                       June 30,                      June 30,              to June 30,
                                                  2001          2000            2001          2000            2001
Revenues:
  Revenues                                    $      -      $      -        $      -      $      -        $      -
                                               ----------    ----------      ----------    ----------      ----------
     Total Revenues                                  -             -               -             -               -

Expenses:
  Interest Expense                                 6,000           -             6,000           -            15,333
  Consulting Fees                                 96,000           -            96,000           -            96,000
  Professional Fees                               67,971           -            67,971           -            67,971
  Organization Expenses                              -          74,175             -          74,175          84,973
  Operating Expenses                                 -              90           2,234            90           3,453
                                               ----------    ----------      ----------    ----------      ----------
     Total Expenses                              169,971        74,265         172,205        74,265        (267,730)
                                               ----------    ----------      ----------    ----------      ----------
     Net loss from Operations                   (169,971)      (74,265)       (172,205)      (74,265)       (267,730)

Provision for Income Taxes:
  Income Tax Benefit                                 -             -               -             -               -
                                               ----------    ----------      ----------    ----------      ----------
     Net loss                                 $ (169,971)   $  (74,265)     $ (172,205)   $  (74,265)     $ (267,730)
                                               ==========    ==========      ==========    ==========      ==========

Basic and Diluted Earnings Per Common Share        (0.02)        (0.01)          (0.02)        (0.01)          (0.03)
                                               ----------    ----------      ----------    ----------      ----------
Weighted Average number of Common Shares       10,373,911    10,000,578      10,187,245    10,000,578      10,062,800
  used in per share calculations               ==========    ==========      ==========    ==========      ==========

Page 5

                               SHADOWS BEND DEVELOPMENT, INC.
                              (A Development Stage Enterprise)
                            Consolidated Statements of Cash Flows
                                        (Unaudited)
                                                                                 From 1/20/00
                                                       Six Months Ended          (Inception)
                                                           June 30,              to June 30,
                                                      2001          2000            2001
Cash Flows from Operating Activities:

  Net Income (Loss)                               $ (172,205)   $  (74,265)     $ (267,730)
  Adjustments to reconcile net loss to net cash
  provided (used) to operating activities:
    Stock for Services                               106,000           -           106,000
    Accounts Payable                                  22,605        73,296          99,648
    Accrued Interest                                  12,000           -            15,333
                                                   ----------    ----------      ----------
    Total Adjustments                                140,605        73,296         220,981
                                                   ----------    ----------      ----------
Net Cash Used in Operating Activities             $  (31,600)   $     (969)     $  (46,749)


Cash Flows from Investing Activities:

  Land Improvements                                  (26,350)          -           (26,350)
                                                   ----------    ----------      ----------
Net Cash Used in Investing Activities             $  (26,350)   $      -        $  (26,350)
                                                   ----------    ----------      ----------

Cash Flows from Financing Activities:

  Note Payable Proceeds                              207,000       285,000         507,000
  Finders Fee                                            -        (285,000)       (285,000)
  Note Payable Payments                             (150,000)          -          (150,000)
  Common Stock                                           -           1,200           1,200
                                                   ----------    ----------      ----------
Net Cash Provided for Financing Activities        $   57,000    $    1,200      $   73,200
                                                   ----------    ----------      ----------
Net Increase (Decrease) in Cash                   $     (950)   $      231      $      101

Cash Balance, Begin of Period                          1,051           -               -
                                                   ----------    ----------      ----------
Cash Balance, End of Period                       $      101    $      231      $      101
                                                   ==========    ==========      ==========

Supplemental Disclosures:
  Cash Paid for interest                                 -             -               -
  Cash Paid for income taxes                             -             -               -
  Stock Issued for Services                          820,000           -           820,000

Page 6
                      SHADOWS BEND DEVELOPMENT, INC.
               (formerly Silver Beaver Mining Company, Inc.)
                      Notes to Financial Statements

Note 1 - Basis of Presentation

General

The consolidated unaudited interim financial statements of the Company as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 and from inception, January 20, 2000 to June 30, 2001, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2000 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2001, and the results of their operations for the three months and six months ended June 30 2001 and 2000, and their cash flows for the six months ended June 30, 2001 and 2000 and the cumulative operations and cash flows from inception (1/20/01) to June 30, 2001.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2000, and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission

Note 2 - Summary of Significant Accounting Policies

Organization

Shadows Bend Development, Inc. ("the Company") was incorporated under the laws of the State of Louisiana on January 20, 2000, for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Louisiana. The Company entered into an Agreement and Plan of Reorganization with Shadows Bend Development, Inc. (formerly Silver Beaver Mining Company, Inc.) on August 4, 2000. The Company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 11,120,578 shares issued and outstanding as of June 30, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shadows Bend Court, Inc., a Louisiana Corporation "Shadows Bend LA". All significant intercompany transactions have been eliminated in consolidation.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Page 7
                      SHADOWS BEND DEVELOPMENT, INC.
               (formerly Silver Beaver Mining Company, Inc.)
                      Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (con't)

Organization Costs

Start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

Federal Income Tax

The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. Revenues will be recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Fair Value of Financial Instruments

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at June 30, 2001.

Long-Lived Assets

Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed of" requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company has not identified any such impairment losses to date.

Page 8
                      SHADOWS BEND DEVELOPMENT, INC.
               (formerly Silver Beaver Mining Company, Inc.)
                      Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (con't)

Earnings per Common Share

The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No.130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any assets requiring disclosure of comprehensive income.

Segments of an Enterprise and Related Information

Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Accounting for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for sale security, or a foreign-currency-denominated forecasted transaction. Because the Company has no derivatives, this accounting pronouncement has no effect on the Company's financial statements.

Page 9
                      SHADOWS BEND DEVELOPMENT, INC.
               (formerly Silver Beaver Mining Company, Inc.)
                      Notes to Financial Statements

Note 3 - Recapitalization

On September 29, 2000, the Company entered into a reorganization agreement with Shadows Bend LA. At the time of the reorganization the Company was an inactive entity with no significant assets or liabilities. On September 29, 2000, the Company acquired all of the outstanding stock of the subsidiary by issuing 9,187,174 shares of its common stock for all of the outstanding shares of Shadows Bend LA which made it a wholly owned subsidiary. The acquisition was accounted for as a recapitalization of the subsidiary as the shareholders of the subsidiary controlled the combined Company after the acquisition.

Note 4 - Common Stock

The Company entered into an Agreement and Plan of Reorganization with an effective date of September 29, 2000 with Shadows Bend Development Inc. ("Silver Beaver" a Nevada Corporation) to exchange 9,187,174 shares of its common stock for a like number of shares of the Company.

Also, the Company entered into an agreement with Diamond Holdings, LLC. to exchange 3,528,000 shares of its common stock in exchange for a five acre tract of land in Baton Rouge Louisiana to be used for an Alzheimer Treatment and Home Health Center.

In June of 2001, the Company issued 1,120,000 shares of its common stock to individuals for services and payment for surveying the land. A total of 820,000 shares of common stock was issued for services and valued at $106,000. The other 300,000 shares of common stock was issued for part of the surveying costs associated with land and valued at $34,190.

Note 5 - Related Parties

Accounts Payable in the amount of $143,012 to Trace Resources LLC., which is wholly owned by Michael Sciacchetano, majority shareholder and President.

Note 6 - Notes Payable

In April of 2000, a note payable was executed in the amount of $150,000 to an individual and shareholder for funds to acquire future acquisitions by the Subsidiary. In December 2000, a payment of $50,000 was made against the principle balance leaving a balance of $100,000. The note matures in January 2003 and the Company has the option to issue shares of stock can be issued to cover interest at maturity.

In December of 2000, a note payable was executed in the amount of $50,000 to Three Oaks Manor Inc., an entity controlled by Michael Sciacchetano, an officer, director, and principal shareholder of the Company. The note matures in January 2003 and carries a service fee of $10,000 and 20,000 shares of stock paid and issued at maturity. The 20,000 shares of stock will been valued at $.30 and recorded as deferred interest payable in the balance sheet when issued. The deferred interest will be amortized over the term of the note.

Page 10
                      SHADOWS BEND DEVELOPMENT, INC.
               (formerly Silver Beaver Mining Company, Inc.)
                      Notes to Financial Statements

Note 6 - Notes Payable (con't)

In November of 2000, a note payable was executed in the amount of $150,000 to Thomas Normile, a less than 5% shareholder.

In June of 2001, the Company obtained a loan at Gulf Coast Bank for $207,000 and retired the note payable to Thomas Normile. The note to Gulf Coast Bank carries an interest rate of 11% and matures June 13, 2002. Interest will be paid quarterly and the principle due at maturity.

The first two notes are unsecured and interest has been accrued at the rate of 8% per annum. The basis for the interest rate that has been imputed was derived at by using the prevailing interest rate of 8%. Management feels that the interest should be accrued even though an interest rate is not contained in the notes. A total of $15,333 has been accrued as of June 30, 2001. The requirement to issue common stock will be accounted for at the maturity of the notes as a reduction of the accrued interest.

Note 7 - Going Concern

The Company has had little or no operations to date, has little or no tangible assets or financial resources, and incurred losses since inception. These losses and lack of operations raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to start management operations of a center within 12 months. Management response to the going concern disclosure is as follows:

     "We presently do not have funds to commence construction of the initial facility. We are currently negotiating for the financing of the initial and up to two additional facilities. However, we have not entered into any binding arrangements or agreements to secure this funding. There is no assurance that we will be able to secure the funding, or that if the funding is made available to us, that we would be able to obtain it at rates and upon terms which would be adequate to commence construction and operations.

     We also plan to establish a trading market for our outstanding stock. If we are able to accomplish this, of which there is no assurance, we may seek equity funding for the first or future facilities through the sale of our stock in either public or non-public offerings. We have contacted a potential underwriter for this funding for the initial and up to two additional facilities, but have not entered into any agreements or arrangements to offer and sell our shares in these types of offerings.

     If we are unable to secure funding through an equity offering for our first facility in Baton Rouge, Louisiana, we believe we would be able to secure conventional financing through a lending institution. We believe HUD financing would provide up to 90% of the construction and operating costs for approximately eight months. Conventional financing would provide up to 80% of the construction costs and approximately twelve months of operating funds. We believe we could secure the balance of the funds necessary for the construction and operating costs from the liquidation of the balance of our undeveloped real property not required for the first facility.

Page 11
                      SHADOWS BEND DEVELOPMENT, INC.
               (formerly Silver Beaver Mining Company, Inc.)
                      Notes to Financial Statements

Note 7 - Going Concern (con't)

     If we are able to secure funding for our first facility, we anticipate hiring approximately 25 employees to staff the facility. For each additional facility we are able to construct, we anticipate hiring a similar number of new employees

     If we are unable to secure funding from any source, we will not be able to commence our principal operations."

Management believes that they have sufficient resources to finances its operations during the next twelve months with cash advances from the principle shareholder and director, Mike Sciacchetano. Mr. Saciacchetano has agreed to advance the Company up to $10,000 on a one year note to fund the necessary operations.

Note 8 - Forgiveness of Debt

A former officer of the Idaho Corporation had advanced to the Company $3,300. Concurrent with the merger with the Nevada Corporation he accepted the mining claims at book value as partial payment and forgave the remaining $3,000 owed him by the Company.

Note 9 - Land

On July 3, 2000, the Company acquired the 100% interest in Diamond Holding LLC, which owns a six-acre tract of land in Baton Rouge Louisiana. The land will be used for an Alzheimer Treatment and Home Health Center. The land has been appraised at over $1,050,000 and is recorded at the appraised value even though the land was acquired be a related party. (a shareholder holding 35% of the shares). Management has elected to value the land at appraised value because the historical cost is not reasonably available and they believe that valuing the land at historical cost cannot be justified by the former holders of the land. It is of Management's opinion that the land was recorded at its fair value. Although there was a mortgage on the land when it was originally conveyed to the Company, a cancellation of mortgage was filed with the Clerk of Court and Recorder in Baton Rouge Louisiana on November 10, 2000.

Note 10 - Income Taxes

Deferred income taxes arise from temporary differences resulting from the Company's subsidiary utilizing the cash basis of accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.
Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The Company's previous principal temporary differences relate to revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.

Page 12
                      SHADOWS BEND DEVELOPMENT, INC.
               (formerly Silver Beaver Mining Company, Inc.)
                      Notes to Financial Statements

Note 10 - Income Taxes (con't)

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. Due to the uncertainty as to the utilization of net operating loss carry-forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

A total of $171,730 in net operating loss is available to be carried over to future years and will expire in 2018 and 2019.

Note 11 - Organization Costs and Finder's Fee

As a result of the closing of the reorganization agreement, old management resigned in favor of the current directors and officers who were designated by the Louisiana corporation. In connection with the transaction, the Louisiana corporation paid a finder's fee of $150,000 to Milagro Holdings, Inc., an entity controlled by Howard M. Oveson, a principal shareholder of the publicly held company prior to closing, and a finder's fee of $135,000 to Spectrum Financial, Inc. This finder's fee has been shown as a reduction to shareholder's equity because it relates the old Company.

In addition to the finders fee, the Company incurred $84,973 in organization costs in the form of feasibility studies, legal fees, and engineering studies associated with the land development

Note 12 - Subsequent Events

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Page 13
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We are a development stage company. We have acquired approximately six acres of land in Baton Rouge, Louisiana, on which we intend to construct and operate a 36-bed resident care facility for persons afflicted with Alzheimer's or other related dementia diseases.

     We are currently in a start-up phase and we have no material amount of funds from which we can satisfy any cash requirements to commence operations. Our year-end financial statements and the report of our independent auditor contain a going concern paragraph. This means that because we have had little or no operations to date, and because we have little or no tangible assets or financial resources, and have incurred losses since inception, there is substantial doubt about our ability to continue as a going concern. Prior to commencing operations, we anticipate that any cash requirements will be satisfied through cash advances to the company by Mr. Sciacchetano, an officer, director, and principal shareholder. He has agreed to furnish up to $10,000 for our cash requirements over the next twelve months. These advances will bear interest at 8% per annum and principal and interest will be due one year from the date of the advance. We anticipate that our expenses prior to commencing principal operations will be limited to legal and accounting fees, and edgarizing costs, in connection with periodic reporting requirements with the SEC and property taxes on the land, all of which we do not expect to exceed $10,000 in the next twelve months. We anticipate the need to raise funds, either by borrowing the funds or through equity financing, in order to commence principal operations.

     We have financed our start-up phase thus far through loans to the company. In April of 2000 Shadows Bend Court, Inc., our wholly owned subsidiary, borrowed $150,000 from Randal Gomez. This loan is due on or before January 1, 2003. No interest is due on the note, but we have agreed to issue 90,000 shares with the repayment of the principal. In December
2000 we borrowed $50,000 from Three Oaks Manor, Inc., an entity controlled by Michael Sciacchetano, an officer, director, and principal shareholder of our company. The full amount of these funds was paid to Randal Gomez to repay a portion of the loan from him. The current amount of the loan from Mr. Gomez is $100,000. The principal amount of the loan and service fees of $10,000 due to Three Oaks Manor, Inc. are due on or before January 2, 2003.

     In November of 2000 we borrowed $150,000 from Thomas H. Normile, one of our shareholders. In June of 2001, we borrowed $207,000 from a bank.
Part of the proceeds of the loan were used to repay the loan from Mr. Normile. The remaining money was used for operating expenses. This loan is secured by our real property. The loan is due June 13, 2002. The loan is a demand note with a balloon payment due on June 13, 2002, if demand is not made prior to that date. Quarterly interest payments are due at a rate of 11% per annum.
The first quarterly interest payment was due on September 13, 2001, but was not paid. The bank has agreed to extend the payment due date on the first and second quarter interest payments until December 31, 2001.

     We have no agreement or arrangement for future funding from these or any other sources.

     We have acquired the land upon which we intend to construct our first Alzheimer's facility and are in the process of completing the architectural plans for the facility. We estimate that the cost of construction and furnishing of the facility will be approximately $3,063,977 and operating the facility for twelve months will be approximately $831,124.

     We expect that any additional facilities constructed by us will require similar funding. In addition, the cost of land for any future facility could cost between $200,000 and $400,000, depending upon the location. We may attempt to secure the land in trade for stock of our company, but there is no assurance that we could negotiate a transaction in this manner. We are also unable to estimate the number of shares which would be involved in this type of exchange.

     We presently do not have funds to commence construction of the initial facility. We are currently negotiating for the financing of the initial and up to two additional facilities. However, we have not entered into any binding arrangements or agreements to secure this funding. There is no assurance that we will be able to secure the funding, or that if the funding is made available to us, that we would be able to obtain it at rates and upon terms which would be adequate to commence construction and operations.

     We also plan to establish a trading market for our outstanding stock. If we are able to accomplish this, of which there is no assurance, we may seek equity funding for the first or future facilities through the sale of our stock. We have contacted a potential underwriter for this funding for the initial and up to two additional facilities, but have not entered into any agreements or arrangements to offer and sell our shares in these types of offerings.

     If we are unable to secure funding through an equity offering for our first facility in Baton Rouge, Louisiana, we believe we would be able to secure conventional financing through a lending institution. We believe HUD financing would provide up to 90% of the construction and operating costs for approximately eight months. Conventional financing would provide up to 80% of the construction costs and approximately twelve months of operating funds. We believe we could secure the balance of the funds necessary for the construction and operating costs from the liquidation of the balance of our undeveloped real property not required for the first facility.

     If we are able to secure funding for our first facility, we anticipate hiring approximately 25 employees to staff the facility. For each additional facility we are able to construct, we anticipate hiring a similar number of new employees.

     If we are unable to secure funding from any source, we will not be able to commence our principal operations.

FORWARD LOOKING STATEMENTS

     This prospectus contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the construction and management of facilities for persons afflicted with Alzheimer's or other related dementia diseases, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this prospectus forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.

 Although we believe that any forward-looking statements we make in this prospectus are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. In light of the significant uncertainties inherent in the forward-looking statements made in this prospectus, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

                       PART II     OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In June 2001 we issued 500,000 shares of our common stock to SEC Investments, a Louisiana corporation whose president has loaned us money, for consulting services rendered to us in developing our web site and business plan. Management believed this entity to have been an accredited investor at the time of the issuance of the shares. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) as a transaction by an issuer not involving any public offering, Rule 506 promulgated thereunder, and/or Section 4(6) as an issuance solely to one or more accredited investors. No form of general solicitation was used in connection with such issuance. The stock certificate received by the investor contained a restrictive legend pursuant to Rule 144. No underwriting discounts or commissions were paid in connection with this issuance.

     In June 2001 we issued 300,000 shares of our common stock to Thomas Normile, a shareholder of the company, for consulting services rendered to us in redefining the property boundaries. Management believed him to have been a sophisticated investor at the time of the issuance of the shares.
The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of
Section 4(2) as a transaction by an issuer not involving any public offering. The Company believes Mr. Normile was furnished access to the kind of information normally provided in a prospectus. No form of general solicitation was used in connection with such issuance. The stock certificate received by the investor contained a restrictive legend pursuant to Rule 144. No underwriting discounts or commissions were paid in connection with this issuance.

     In June 2001 we issued 300,000 shares of our common stock to Alvin Gautreaux, an officer and director of the Company, as a signing bonus for accepting the position of secretary of the Company. Management believed him to have been an accredited investor at the time of the issuance of the shares. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) as a transaction by an issuer not involving any public offering, Rule 506 promulgated thereunder, and/or Section 4(6) as an issuance solely to one or more accredited investors. No form of general solicitation was used in connection with such issuance. The stock certificate received by the investor contained a restrictive legend pursuant to Rule 144. No underwriting discounts or commissions were paid in connection with this issuance.

Page 16
     In June 2001 we issued 20,000 shares of our common stock to Melvin Achord for accounting services rendered to us. Management believed him to have been a sophisticated investor at the time of the issuance of the shares. The shares were issued without registration under the Securities Act by reason of the exemption from registration afforded by the provisions of Section 4(2) as a transaction by an issuer not involving any public offering. The Company believes Mr. Anchord was furnished access to the kind of information normally provided in a prospectus. No form of general solicitation was used in connection with such issuance. The stock certificate received by the investor contained a restrictive legend pursuant to Rule 144. No underwriting discounts or commissions were paid in connection with this issuance.

ITEM 6.  EXHIBITS

     The following exhibits are attached hereto and included with this report:

     Exhibit
     No.       Description

     10.7 Form of Promissory Notes to Gulf Coast Bank and Trust Company, with schedule
     10.8 Pledge of Collateral Mortgage Note to Gulf Coast Bank and Trust Company dated June 13, 2001

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      Shadows Bend Development, Inc.

                                      /s/ Michael Sciacchetano
Date: December 3, 2001                By: Michael Sciacchetano, President and
                                      Principal Financial and Accounting Officer