Form 10QSB
period 2001-09-30
SHADOWS BEND DEVELOPMENT INC
filed 2001-12-06
CIK 1128281

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended September 30, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the Issuer's classes of common equity as of the latest practicable date: At December 3, 2001, there were 12,755,302 shares of the Registrant's Common Stock outstanding.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations and changes in its financial position from January 20, 2000, through September 30, 2001, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

Page 3

                         SHADOWS BEND DEVELOPMENT, INC.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                                                   September 30    December 31
                                                       2001            2000
                                  A S S E T S
Current Assets
  Cash                                             $        84     $     1,051
                                                    ----------      ----------
     Total Current Assets                                   84           1,051

Fixed Assets
  Land                                               1,111,260       1,050,000
                                                    ----------      ----------
     Total Fixed Assets                              1,111,260       1,050,000
                                                    ----------      ----------
     Total Assets                                  $ 1,111,344     $ 1,051,051
                                                    ==========      ==========

                             L I A B I L I T I E S

Current Liabilities
  Accounts Payable                                 $   172,101     $    71,043
  Note Payable - Gulf Coast                            207,000             -
  Accrued Interest                                      26,507           9,333
                                                    ----------      ----------
     Total Current Liabilities                         405,608          80,376

Long-Term Liabilities
  Notes Payable                                        150,000         300,000
                                                    ----------      ----------
     Total Long-Term Liabilities                       150,000         300,000
                                                    ----------      ----------
     Total Liabilities                                 555,608         380,376

Commitments and Contingencies                              -               -

                    S T O C K H O L D E R S '   E Q U I T Y

Common Stock                                            11,121          10,001
  50,000,000 authorized shares, $.001 par value
  11,120,578 and 10,000,578 shares issued and
  outstanding

Additional Paid-in-Capital                             895,989         756,199
Accumulated deficit during the development stage      (351,374)        (95,525)
                                                    ----------      ----------
     Total Stockholders' Equity (Deficit)              555,736         670,675
                                                    ----------      ----------
     Total Liabilities and Stockholder's Equity    $ 1,111,344     $ 1,051,051
                                                    ==========      ==========

Page 4

                                            SHADOWS BEND DEVELOPMENT, INC.
                                           (A Development Stage Enterprise)
                                         Consolidated Statements of Operations
                                                     (Unaudited)
                                                                                                              From 1/20/00
                                                  Three Months Ended              Nine Months Ended           (Inception)
                                                    September 30,                   September 30,             to Sept. 30
                                                 2001           2000             2001           2000             2001
Revenues:

  Revenues                                    $       -      $       -        $       -      $       -        $       -
                                               ----------     ----------       ----------     ----------       ----------
     Total Revenues                                   -              -                -              -                -

Expenses:

  Interest Expense                                  8,175            -             32,175            -             41,508
  Consulting Fees                                     -              -             96,000            -             96,000
  Professional Fees                                16,774            -             84,745            -             84,745
  Organization Expenses                               -           74,175              -           74,175           84,973
  Operating Expenses                                1,790             90           42,929             90           44,148
                                               ----------     ----------       ----------     ----------       ----------
     Total Expenses                                26,739         74,265          255,849         74,265          351,374

     Net loss from Operations                     (26,739)       (74,265)        (255,849)       (74,265)        (351,374)

Provision for Income Taxes:

  Income Tax Benefit                                  -              -                -              -                -
                                               ----------     ----------       ----------     ----------       ----------
     Net loss                                 $   (26,739)   $   (74,265)     $  (255,849)   $   (74,265)     $  (351,374)
                                               ==========     ==========       ==========     ==========       ==========

Basic and Diluted Earnings Per Common Share         (0.00)         (0.01)           (0.03)         (0.01)           (0.04)
                                               ----------     ----------       ----------     ----------       ----------

Weighted Average number of Common Shares       10,000,578     10,000,578       10,000,578     10,000,578       10,000,578
  used in per share calculations               ==========     ==========       ==========     ==========       ==========

Page 5

                             SHADOWS BEND DEVELOPMENT, INC.
                            (A Development Stage Enterprise)
                          Consolidated Statements of Cash Flows
                                      (Unaudited)
                                                                             From 1/20/00
                                                    Nine Months Ended        (Inception)
                                                      September 30,          to Sept 30,
                                                   2001          2000            2001
Cash Flows from Operating Activities:

  Net Income (Loss)                            $  (255,849)  $   (74,265)    $  (351,374)
  Adjustments to reconcile net loss to net cash
  provided (used) to operating activities:
     Stock for Services                            106,000           -           106,000
     Accounts Payable                              101,058        73,296         172,101
     Accrued Interest                               17,174           -            26,507
                                                ----------    ----------      ----------
     Total Adjustments                             224,232        73,296         304,608
                                                ----------    ----------      ----------
Net Cash Used in Operating Activities          $   (31,617)  $      (969)    $   (46,766)

Cash Flows from Investing Activities:

  Land Improvements                                (26,350)          -           (26,350)
                                                ----------    ----------      ----------
Net Cash Used in Investing Activities          $   (26,350)  $       -       $   (26,350)

Cash Flows from Financing Activities:

  Note Payable Proceeds                            207,000       285,000         507,000
  Finders Fee                                          -        (285,000)       (285,000)
  Note Payable Payments                           (150,000)          -          (150,000)
  Common Stock                                         -           1,200           1,200
                                                ----------    ----------      ----------
Net Cash Provided for Financing Activities     $    57,000   $     1,200     $    73,200
                                                ----------    ----------      ----------
Net Increase (Decrease) in Cash                $      (967)  $       231     $        84

Cash Balance,  Begin of Period                       1,051           -               -
                                                ----------    ----------      ----------
Cash Balance,  End of Period                   $        84   $       231     $        84
                                                ==========    ==========      ==========

Supplemental Disclosures:
  Cash Paid for interest                               -             -
  Cash Paid for income taxes                           -             -
  Stock Issued for Services                        820,000           -

Page 6
                  SHADOWS BEND DEVELOPMENT, INC.
           (formerly Silver Beaver Mining Company Inc.)
                  Notes to Financial Statements

Note 1 - Basis of Presentation

General

The consolidated unaudited interim financial statements of the Company as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 and from inception (January 20, 2000 to September 30, 2001, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and
Article 10 of Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2000 Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2001, and the results of their operations for the three months and nine months ended September 30 2001 and 2000, and their cash flows for the nine months ended September 30, 2001 and 2000 and the cumulative operations and cash flows from inception (1/20/01) to September 30, 2001.

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

Organization

Shadows Bend Development, Inc. ("the Company") was incorporated under the laws of the State of Louisiana on January 20, 2000, for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Louisiana. The Company entered into an Agreement and Plan of Reorganization with Shadows Bend Development, Inc. (formerly Silver Beaver Mining Company, Inc.) on August 4, 2000. The Company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 11,120,578 shares issued and outstanding as of September 30, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Shadows Bend
Development, Inc., a Louisiana Corporation "Shadows Bend LA". All significant intercompany transactions have been eliminated in consolidation.

Development Stage Enterprise

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Page 7
                  SHADOWS BEND DEVELOPMENT, INC.
           (formerly Silver Beaver Mining Company Inc.)
                  Notes to Financial Statements

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

Fair Value of Financial Instruments

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at September 30, 2001.

Long-Lived Assets

Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets to be Disposed of " requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company has not identified any such impairment losses to date.

Page 8
                  SHADOWS BEND DEVELOPMENT, INC.
           (formerly Silver Beaver Mining Company Inc.)
                  Notes to Financial Statements

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

Page 9
                  SHADOWS BEND DEVELOPMENT, INC.
           (formerly Silver Beaver Mining Company Inc.)
                  Notes to Financial Statements

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

Page 10
                  SHADOWS BEND DEVELOPMENT, INC.
           (formerly Silver Beaver Mining Company Inc.)
                  Notes to Financial Statements

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

The first two notes are unsecured and interest has been accrued at the rate of 8% per annum. The basis for the interest rate that has been imputed was derived at by using the prevailing interest rate of 8%. Management feels that the interest should be accrued even though an interest rate is not contained in the notes. A total of $26,507 has been accrued as of September 30, 2001. The requirement to issue common stock will be accounted for at the maturity of the notes as a reduction of the accrued interest.

Note 7 - Going Concern

The Company has had little or no operations to date, has little or no tangible assets or financial resources, and incurred losses since inception. These losses and lack of operations raise substantial doubt about the Company's ability to continue as a going concern. Management has plans to start management operations of a center within 12 months. Management reponse to the going concern disclosure is as follows:

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

Page 11
                  SHADOWS BEND DEVELOPMENT, INC.
           (formerly Silver Beaver Mining Company Inc.)
                  Notes to Financial Statements

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

Page 12
                  SHADOWS BEND DEVELOPMENT, INC.
           (formerly Silver Beaver Mining Company Inc.)
                  Notes to Financial Statements

Note 10 - Income Taxes (con't)

The Company has incurred losses that can be carried forward to offset future earnings if conditions of the Internal Revenue Code are met. Due to the uncertainty as to the utilization of net operating loss carry-forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

A total of $245,374 in net operating loss is available to be carried over to future years and will expire in 2018 and 2019.

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

     In November of 2000 we borrowed $150,000 from Thomas H. Normile, one of our shareholders. In June of 2001, we borrowed $207,000 from a bank.
Part of the proceeds of the loan were used to repay the loan from Mr. Normile. The remaining money was used for operating expenses. This loan is secured by our real property. The loan is due June 13, 2002. The loan is a demand note with a balloon payment due on June 13, 2002, if demand is not made prior to that date. Quarterly interest payments are due at a rate of 11% per annum. The first quarterly payment was due on September 13, 2001, but was not paid. The bank has agreed to extend the payment due date on the first and the second quarter payments until December 31, 2001.

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

FORWARD LOOKING STATEMENTS

     This prospectus contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the construction and management of facilities for persons afflicted with Alzheimer's or other related dementia diseases, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this prospectus forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although we believe that any forward-looking statements we make in this prospectus are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. In light of the significant uncertainties inherent in the

Page 15
forward-looking statements made in this prospectus, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                Shadows Bend Development, Inc.

                                /s/ Michael Sciacchetano
Date: December 6, 2001          By: Michael Sciacchetano, President and
                                Principal Financial and Accounting Officer