Form 10KSB
period 2001-12-31
SHADOWS BEND DEVELOPMENT INC
filed 2002-04-18
CIK 1128281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                              For Fiscal Year Ended
                                December 31, 2001

                         SHADOWS BEND DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

                                     NEVADA
         (State or other jurisdiction of incorporation or organization)

                        Commission File Number: 333-56046

                                   87-0617649
                      (IRS Employer Identification Number)

             200 Lafayette Street, Suite 750, Baton Rouge, LA 70801
               (Address of principal executive offices )(Zip Code)

                                 (225) 343-7811
                (Registrant's telephone no., including area code)

   (Former name, former address and former fiscal year, if changed since last report)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT
                                (TITLE OF CLASS):
                         Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Revenues for year ended December 31, 2001: $-0-

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of February 28, 2002, was: $ 52,341,764
                                          -----------

Number of shares of the registrant's common stock outstanding as of April 10, 2002 was: 40,667,136

Documents Incorporated by Reference:  (1)  Any annual report to security holders
- None; (2) Any proxy or information statement - None; (3) Any report filed pursuant to Rule 424(b) or (c) under securities Act of 1993 - None.

Transitional Small Business Disclosure Format (check one):  Yes X ; No   .
                                                               ---    ---


TRANSFER AGENT AS OF APRIL 10, 2002:
                     Deposit Guaranty Insurance Corporation
                                   PO Box 8207
                            Bacliff, Texas 77518-8207

PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------
GENERAL

About Shadows Bend Development, Inc.

Shadows Bend Development, Inc.   ("Shadows Bend) was incorporated under the laws
of the State of Idaho on May 25, 1967, for the primary purpose of exploring for commercial silver and zinc deposits. The original name of the company was "Silver Beaver Mining Co., Inc." The company had owned various unpatented mining claims near Couer d' Alene, Idaho from 1967 until the last mining claim was abandoned in 1997. The claims were abandoned because the company did not have adequate working capital in order to pay the annual maintenance fee of $100 per mining claim to the U.S. Bureau of Land Management. Shadows Bend has offices at 200 Lafayette Street, Suite 750, Baton Rouge, LA 70801.

On May 6, 1998, the shareholders authorized the following matters:

- A change of domicile of the Idaho Corporation to the State of Nevada by means of merger with and into a Nevada corporation formed for this purpose. The articles of merger became effective June 30, 1998. The Nevada Company was incorporated on June 2, 1998, under the name "Silver Beaver Mining Company, Inc."

- A reverse split of the 5,000,000 outstanding shares of common stock at the rate of one share for each four shares outstanding, which means that each four shares of stock outstanding immediately prior to the effective date of the reverse split were decreased to one share after the split. The reverse split reduced the number of outstanding shares to 1,251,302 and was effective the close of business May 6, 1998.

- An amendment to the sixth article of the articles of incorporation to increase the number of authorized shares of common stock to 50,000,000 and to reduce the par value to $.001.

- A change to the second article of the articles of incorporation changing the purpose of the company to allow it to conduct operations other than in the mining industry.

In August 1998 we issued 2,000,000 post-reverse split shares of common stock for the settlement of debt for $5,643 advanced to us by Milagro Holdings, Inc., a corporation controlled by Howard M. Oveson, one of the selling stockholders in this offering, which funds were used for our operations. This action increased the number of outstanding shares to 3,251,302.

In April 2000 we again reverse split the outstanding shares of common stock at the rate of one share for each four shares outstanding, which means that each four shares of stock outstanding immediately prior to the effective date of the reverse split were decreased to one share after the split. The reverse stock split was effective on April 27, 2000. As a result of the reverse stock split, the 3,251,302 outstanding shares were reduced to 813,404 shares. We also changed the name of the company to "Shadows Bend Development, Inc." effective June 2, 2000, in contemplation of a proposed transaction with a Louisiana corporation.

On or about August 4, 2000, we entered into an agreement with Shadows Bend Development, Inc., a privately held Louisiana Corporation, and the shareholders of this entity. At the time the agreement was entered into, the Louisiana Corporation had purchased the land upon which it intended to construct its first Alzheimer's facility, but it had not commenced its principal operations to construct and operate an Alzheimer's facility. The agreement provided that on the closing date the shareholders of the Louisiana corporation would exchange all of their shares, which in the aggregate totaled 9,187,174 shares, for 9,187,174 post-reverse split shares of our company, such that the Louisiana corporation would become a wholly owned subsidiary and the shareholders of the Louisiana Corporation would own approximately 92% of the outstanding stock of our company. Management of the Louisiana corporation believed at the time that the reverse acquisition of the publicly held corporation would provide the Louisiana corporation the opportunity to create a public market for its stock, thus providing liquidity to the shareholders of the Louisiana corporation, and, if a public trading market for the stock were to be established, management could more easily persuade underwriters to raise funds for the company's Alzheimer's projects. The closing of the reorganization agreement was held on October 13, 2000. As a result of the closing of the reorganization agreement, old management resigned in favor of the current directors and officers who were designated by the Louisiana Corporation. In connection with the transaction, the Louisiana corporation paid a finder's fee of $150,000 to Milagro Holdings, Inc., an entity controlled by Howard M. Oveson, a principal shareholder of the publicly held company prior to closing, and a finder's fee of $100,000 to Spectrum Financial, Inc.

The shareholders did not authorize any additional matters in 2001.

History of the Louisiana Corporation

The Louisiana company was incorporated under the laws of the State of Louisiana on January 20, 2000, under the name "Shadows Bend Development, Inc." and is authorized to engage in any lawful business activity in which corporations formed in this state may engage, either for its own account or for others as agent. The Louisiana Corporation changed its name to "Shadows Bend Court, Inc." on January 2, 2001.

In July 2000 the Louisiana Company acquired all of the ownership interests in Diamond Holding, L.L.C., a Louisiana limited liability company which owned the property on which we intend to construct our first facility in Baton Rouge, Louisiana. The Louisiana Company issued approximately 45.72% of its outstanding stock pro rata to the members of the limited liability company which is now wholly owned by the Louisiana Corporation. These members consisted of Palisade Properties, Inc., a corporation controlled by Adolph and Leonard LaPlace, Thomas
H. Normile, and Capital Resource Holding, L.L.C., a limited liability company controlled by J. Byron Bienvenu. Each of these persons exchanged their shares in the Louisiana Corporation on a one-for-one basis for shares of our company in the reverse acquisition in October 2000.

Shadows Bend filed an SB2 on February 22, 2001 registering 551,942 shares offered by three shareholders: Howard M. Overson for 548,192, the estate of Frank A. Morbeck for 2,500 shares and Marily While for 1,250 shares. No additional shares were issued in the offering. The reason for the SB2 is that selling shareholders may only resell their shares through a registered offering since they were acquired when Shadows Bend was a blank check company. They acquired these shares as part of the merger with the Louisiana Corporation.
On August 7, 2001, the Company filed a 15(c)-211 in order to obtain approval for trading on the OTC Bulletin Board.

Risk Factors

This report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. Shadows Bend Development Inc.'s ("Company") actual results may differ significantly from the results discussed in the forward-looking statements.

The Company is currently in a start-up phase and we have no material amount of funds from which we can satisfy any cash requirements to commence operations. Our financial statements and the report of our independent auditor contain a going concern paragraph. This means that because we have had little or no operations to date, and because we have little or no tangible assets or financial resources, and have incurred losses since inception, there is substantial doubt about our ability to continue as a going concern. Prior to commencing operations, we anticipate that any cash requirements will be satisfied through cash advances to the company by Mr. Sciacchetano, an officer, director, and principal shareholder We anticipate the need to raise funds, either by borrowing the funds or through equity financing, in order to commence principal operations as to date, the Company has financed our start-up phase thus far through loans to the company.

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

We also plan to establish a trading market for our outstanding stock. If we are able to accomplish this, of which there is no assurance, we may seek equity funding for the first or future facilities through the sale of our stock in either public or non-public offerings. We have contacted a potential underwriter for this funding for the initial and up to two additional facilities, but have not entered into any agreements or arrangements to offer and sell our shares in these types of offerings. If we are unable to secure funding through an equity offering for our first facility in Baton Rouge, Louisiana, we will attempt to secure conventional financing through a lending institution.

If we are unable to secure funding from any source, we will not be able to commence our principal operations.

- Our ability to fund and complete our first facility;

- changes in the United States healthcare system and changes in applicable
government    regulations that might affect our future profitability;

- our substantial indebtedness and debt service obligations;

- our ability to operate in a heavily regulated environment and to satisfy regulatory authorities;

- the continued availability of insurance for the inherent risks of liability in the healthcare industry;

- our reputation for delivering high-quality care and our ability to attract and retain patients;
changes in our business strategies;

- market acceptance of our services;

- our ability to compete with existing and future care providers;

- difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going services to our residents;

- failure to successfully market our services and attract sufficient numbers of residents with adequate resources to fill our facilities;

- our ability to secure the capital and the related cost of the capital necessary to fund our proposed operations and future growth; and

- our ability to establish a market for our commons stock.

In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for similar statements by existing public companies, does not apply to this offering.

Proposed Business Operations, Services, and Facilities

                                    Overview

We intend to provide assisted living and related services to the private pay market for persons suffering from Alzheimer's or related dementia diseases. The specialty care facilities will combine housing, personalized support and healthcare services in what we believe will be a cost-effective, non-institutional setting designed to address the individual needs of the persons with Alzheimer's or related dementia diseases who need regular assistance with activities of daily living, such as eating, bathing, dressing and personal hygiene, but who do not require the level of healthcare provided in a skilled nursing facility. Our facilities will differ from typical assisted living facilities in that our facilities will be specialized to care only for those persons with Alzheimer's or related dementia diseases.

Dementia, including Alzheimer's disease, is an incurable disorder of the brain in which there is a progressive loss of memory and other intellectual functions. As the disorder progresses, the person becomes increasingly confused, incapable of sensible conversation, unaware of surroundings, and generally incapacitated. Alzheimer's disease is responsible for approximately 80 percent of dementia cases. There is no known cause of Alzheimer's disease.

Symptoms of dementia include the initial gradual loss of memory, especially short-term memory. After weeks or months, powers of reasoning and understanding dwindle. There may also be a loss of interest in all familiar pursuits and activities. Ultimately, there will be a complete disintegration of the personality. The disorder is often evidenced in emotional and physical instability. Odd, unpredictable quirks in behavior are often manifest, as are uninhibited and antisocial behavior. Personal cleanliness is sometimes neglected and normal politeness abandoned. Some may even become violent. In advanced stages of the disorder, persons suffer from stiffness of the muscles and slowness and awkwardness in all movements. Toward the end persons suffering from dementia may lose all ability to perceive, think, speak, or move.

As a result of the dementia disorder, there is a risk of the person living alone. Because of forgetfulness and a decreased ability to concentrate, there is an increased risk of fires, falls, and other accidents. Mental confusion may also result in persons wandering away from home and being unable to find their way back or describe to others where they live. Without supervision they may eat poorly and neglect personal hygiene. Care for persons suffering from dementia disorders may range from outside day-care for initial stages of the disorder, to some form of assisted living and constant care for later stages, to skilled and constant care in a nursing facility for the final stages.

Our objective is to become a leading provider of high-quality, affordable assisted living services for the person suffering from Alzheimer's disease or other forms of dementia. Key elements of our strategy to achieve this goal are to:

- provide specialized care in an environment designed to meet the specific needs of residents suffering from different forms of dementia such as Alzheimer's disease;

- grow through development of our own, or the acquisition of existing, specialty residential care facilities;

- provide care and assistance in home-like accommodations that we believe would be more cost efficient than traditional facilities such as nursing homes; and

- target our services to the segment of the private-pay population whose relatives suffer from Alzheimer's disease.

In general, assisted living is quickly emerging as an important component in the continuum of care within the healthcare delivery system and can be viewed as falling in the middle of the elder care continuum, with home-based care on one end and skilled nursing facilities and acute care hospitals on the other. It is a cost-effective setting for the elderly who do not require the higher level of medical care provided by skilled nursing facilities but cannot live independently because of physical frailties or cognitive impairments. Assisted living facilities generally combine housing, personalized support services and healthcare in a non-institutional setting designed to address the individual needs of the elderly who need regular assistance with certain activities of daily living.

We believe our approach to the development of facilities for persons suffering from Alzheimer's disease differs from that of many other operators of assisted living facilities. Unlike the existing assisted living or nursing home operators which may dedicate a few beds or a wing of their facilities to these type of residents, our facilities will be dedicated solely to the Alzheimer's resident in a facility designed to accommodate the special needs of the Alzheimer's resident, with a staff trained to deal exclusively with the unique needs of the Alzheimer's resident. Unlike a patient with physical limitations that require specialized monitoring, many Alzheimer's sufferers are physically normal and require less attention to physical ailments. Rather, they require attention to their mental and emotional needs and protection from leaving the facility and losing their way. Many facilities treat these issues by locking down the patients in their rooms or in small units to restrict their movements. With a facility dedicated solely to these type of residents, the layout can be designed to provide them the maximum amount of movement, both indoors and outside, without unduly restricting their movements.

                               Industry Background

The assisted living industry is highly fragmented and characterized by numerous small operators whose scope of services vary widely from small "board and care" facilities (generally 12 or fewer residents) with little or no services to large facilities offering a full array of personal care services. In comparison to the nursing home and other healthcare industries, the assisted living industry is currently subject to little government regulation. We do not believe there are any other public companies which provide specialized care facilities solely for Alzheimer's residents similar to those which we propose to construct and operate.

We believe that assisted living, particularly for Alzheimer's sufferers, is one of the fastest growing segments of elder care, benefiting from the following significant trends:

Increasing Number of Alzheimer's Patients. According to the Alzheimer's Association, the largest national voluntary health organization dedicated to Alzheimer's disease, approximately 4,000,000 Americans currently have the disorder and it is estimated that 14,000,000 will suffer from the disorder by 2050. One in ten persons over 65, and nearly half of those over 85, have Alzheimer's disease. A person with Alzheimer's lives an average of eight years and as many as 20 years or more from the onset of symptoms. More than seven out of ten people with Alzheimer's disease live at home and almost 75% of home care is provided by families.

Changing Family Role. Historically, the family has been the primary provider of care to the elderly, including those who were traditionally diagnosed as being senile. We believe, however, that the increased percentage of women in the workforce, the growing number of two income families and the increased mobility of society are reducing the family's role as the traditional caregiver for these persons, which will make it necessary for many to look outside the family for assistance in providing care to the elderly and particularly those who suffer from Alzheimer's disease.

Consumer Preference. We believe that assisted living is increasingly becoming the setting preferred by families in which to care for the elderly, especially those suffering from Alzheimer's disease. Assisted living offers residents greater independence and allows them to live in a residential setting, which we believe results in a higher quality of life than that experienced in more institutional or clinical settings, such as skilled nursing facilities.

Cost-Containment Pressures. In response to rapidly rising healthcare costs, both governmental and private-pay sources have adopted cost-containment measures that have reduced admissions and encouraged reduced lengths of stays in hospitals and skilled nursing facilities. As a result, hospitals are referring Alzheimer's patients to skilled nursing facilities where the cost of providing care is lower, and skilled nursing facility operators continue to focus on expanding services to higher acuity patients. As a result, the supply of skilled nursing facility beds is increasingly being filled by patients with higher acuity needs paying higher fees, leaving little excess capacity for seniors needing a lower level of care. We believe that this trend creates a significant opportunity for assisted living facilities in general, and specifically the type of specialty facilities we intend to construct and operate for Alzheimer's residents, as states, as well as long-term care insurance companies and managed care companies, are increasingly focusing on assisted living as a cost-effective alternative to skilled nursing facilities. The average cost for Alzheimer's residents is between $42,000 and $70,000 per year for skilled nursing facilities. We estimate that the cost for our facilities will range from approximately $34,000 to $46,000 per year, depending upon the level of care required.

                                Business Strategy

Our objective is to become a leading provider of services for Alzheimer's residents at facilities specifically designed and operated for them. Key elements of our strategy to achieve this goal include the following:

Provide High-Quality Care Specialized for the Alzheimer's Residents. Each specialty care facility constructed and operated by us will include services designed especially for those suffering from Alzheimer's disease and other forms of dementia. These services include varying levels of care depending upon the needs of the resident, from supervised independence, minimal assistance, moderate assistance, extensive assistance, to total assistance. Services will include cognitive therapy, personal supplies, special transportation for doctors' checkups or other appointments, and special recreational outings. When a resident becomes non-ambulatory, or in other words when he or she becomes bedridden, the resident would be transferred to a skilled nursing or other appropriate care facility. Each specialized care facility will also include a staff specifically formatted for the Alzheimer's resident. It is anticipated that each facility will include the following staff members:

- Administrator Social Worker. This person would have overall responsibility for resident care, programming, and daily operation of the facility, including supervising the staff. He or she would also provide social support services to residents and their families, including facilitating Alzheimer's disease support groups.

- Administrative Assistant. This person would provide secretarial and administrative support to facilitate smooth operation of the facility. He or she would also act as receptionist for the facility.

- Licensed Practitioner Nurse. This person would coordinate the delivery of care to the residents and supervise the health and health-related care to them. He or she would also coordinate care of each resident with that person's physician. This person would also act as the care supervisor when needed.

- Care Supervisor. This person would be responsible for identifying and monitoring resident care needs and supervising care attendants. He or she would also assist with the resident care and programming, as needed, and monitor and promote resident safety.

- Care Attendant. This person would provide assistance to residents with personal hygiene and provide both planned and spontaneous activities for the residents. He or she would also assist with the facility operational needs such as food services or laundry.

- Activities Director. This person would design and implement activity programs for the residents and coordinate care attendant involvement in activity programs.

- Cook. This person would prepare and serve food to the residents and staff.

- Housekeeper. This person would provide housekeeping services for the resident and staff quarters.

- Maintenance Staff. This person would be responsible for the upkeep and repair of the facilities and grounds.

Utilize Cost-Effective Development Approach. We believe that our development approach will allow us to cost-effectively develop the specialty care facilities. We have developed a standard prototype building design for a thirty-six-bed facility. We believe the use of the prototype design will offer many advantages to the development process, including better construction quality control, lower architectural and engineering fees, and faster development and construction schedules.

Target Broad Segment of Private-Pay Population. Our target markets are generally major cities, particularly properties adjacent to or near large hospitals. The target population in these markets would be private-pay residents with annual incomes of at least $50,000, or whose families have annual incomes of at least that amount. This mass-market approach enables us to evaluate a multitude of markets and be selective in acquiring and developing properties. We believe this approach allows us to appeal to a large segment of the population, namely the middle to upper-middle income group. We believe that by targeting this population segment, we would be well positioned to achieve and sustain high occupancy rates.

Seek Existing Facilities Adaptable to Our Plan. In addition to constructing and operating our own facilities, we intend to seek existing facilities to purchase and manage. Management has extensive contacts in the assisted living and healthcare industries, and we are frequently presented with opportunities to acquire, develop or manage assisted living facilities. We expect that if we are able to generate an established trading market for our stock, we would be able to acquire additional facilities in part for shares of our common stock, or other equity arrangements. We would seek these facilities generally if they could be adapted to the model created for the facilities we construct and own.

                           Development and Acquisition

We intend to target areas where there is a need for specialty care facilities based on demographics and market studies. In selecting potential geographic markets for facilities, we intend to utilize individual market studies which consider factors such as population, income levels, economic climate and competitive environment. We intend to generally seek to select specialty care facility locations that can be located in major cities or suburbs of major cities; have residents who generally enjoy mid-level or upper incomes compared to incomes generally realized in the region; have a regulatory climate that we consider favorable toward development; and are established and economically stable compared to newer, faster-growing areas. We believe that locations with these characteristics generally have a receptive population of families with Alzheimer's sufferers who desire and can afford the services offered in our specialty care facilities.

Development. Provided that we can secure the necessary funding, of which there is no assurance, we intend to construct a minimum of ten specialty care facilities in the initial phase within the next three years. Thereafter we plan to construct a maximum of three facilities per year. We have purchased the land for our first facility and are seeking funding to commence construction. We intend to maintain control over the entire development process by retaining authority for site selection, prototype design, pricing, development and construction schedules, and quality of workmanship.

The principal stages in the development process are site selection and contract signing; zoning and site plan approval; architectural planning and design; construction and licensure; and hiring of staff. We anticipate that once a market has been identified, site selection and contract signing would typically take thirty days. Zoning and site plan approval would generally take from two to six months. We anticipate that facility construction would generally take from eight to ten months. We expect that the use of prototype facilities will facilitate architectural planning and design. After a facility receives a certificate of occupancy and appropriate licenses, residents would usually begin to move in immediately. We intend to begin filing the necessary staff positions so that adequate staffing would be available approximately four weeks before the facility opens. We anticipate that new facilities would reach a stable level of occupancy of over 90% within two to four months of opening, but there can be no assurance that these results will be achieved in new facilities. We anticipate that the total capitalized cost to develop, construct and open a thirty-six-bed prototype facility, including land acquisition and construction costs, would be approximately $3,263,876 per facility, although the cost of any particular facility may vary considerably based on a variety of site-specific factors.

Acquisition. We may also seek to acquire individual or groups of assisted living facilities from smaller owners and operators in our targeted markets. In evaluating possible acquisitions, we intend to consider the location, construction quality, condition and design of the facility; the ability to adapt the facility to our model of care for Alzheimer's residents; the current and projected cash flow of the facility; and the ability to acquire the facility below replacement cost or in a transaction which in whole or in part uses our equity securities. Our management has extensive contacts in the senior housing and healthcare industries, and we are frequently presented with opportunities to acquire, develop or manage assisted living facilities for Alzheimer's residents.

Although we intend to focus our efforts primarily on the construction of our own facilities, or the outright purchase of existing facilities, we may in certain cases also target additional third-party management contracts as an interim step to acquisition of facilities. Under a typical management agreement, we would receive a percentage of the gross operating revenues of the facility and negotiate a right of first refusal or other arrangement to acquire the facility.

                                    Services

Our specialty care facilities would offer residents a supportive, "home-like" setting and assistance with activities of daily living. Residents of our facilities would typically be unable to live alone, but would not require the 24-hour nursing care provided in skilled nursing facilities. Services provided to our residents would be designed to respond to their individual needs and to improve their quality of life. The services would be available 24 hours a day to meet resident needs, and generally would include three meals per day, housekeeping and grounds keeping and building maintenance services. Available support services would include nursing care and health-related services, social and recreational services, transportation and special services, such as doctor visits. Personal services would include bathing, dressing, personal hygiene, grooming, beautician services, ambulating and eating assistance. Health-related services, which would be made available through outside sources and provided according to the resident's individual needs and in accordance with state regulatory requirements, may include assistance with medication, skin care and injections, as well as healthcare monitoring. By providing programs that are designed to offer residents a range of service options as their needs change, we intend to achieve greater continuity of care, enabling Alzheimer's residents more stability and thereby maintain their residency for a longer time period.

Clinical Assessment. Each resident would be clinically assessed upon admission to determine his or her health status, including functional abilities, need for personal care services and assistance with the activities of daily living, as well as likes and dislikes. The goal of the clinical assessment would be to determine the care needs of residents as well as their lifestyle preferences. A current physician's report would also be utilized to further ascertain the health status and needs of the resident. From these assessments a plan of care will be developed for each resident to help ensure that all staff who render care and services will meet the specific needs and preferences of each resident. Residents would be reassessed periodically and if there were a significant change in a resident's condition, staff would be sure the care plan reflects their current needs. The care plan, as the document which reflects the needs of the resident, would be the basis for determining the monthly charges for care and services.

Healthcare Services. We intend to foster wellness by offering or coordinating health screenings such as blood pressure checks, periodic special services such as influenza inoculations, chronic disease management, such as diabetes with its attendant blood glucose monitoring, dietary and similar programs as well as ongoing exercise and fitness classes. Regulations differ by state regarding the type of care that can be rendered as well as the personnel allowed to provide this type of care. We intend to utilize licensed nurses, certified and/or trained staff to meet the healthcare needs of our residents. The facility team leader or a care supervisor or administrative assistant, would observe and intervene as the health status of residents change, and provide assistance and care to enable residents to perform the activities of daily living, such as dressing, bathing, grooming, toileting, ambulating and the like. Residents who are incontinent, convalescing, nonambulatory, diabetic, oxygen dependent or similarly dependent will be cared for where allowed by law. Dietary programs, nutritional support and special retraining programs will also be offered at the specialty care facilities. Our facilities will also coordinate outside rehabilitation services, including physical therapy, speech and language therapy, audiology, pharmacy and physician services, as well as podiatry, dentistry and other professional services. These specialized healthcare services will generally be provided to the residents by third-party providers, who are reimbursed by the resident or a third-party payor or, in certain cases, by the staff of the facility where permitted by state law. Our facilities will also provide transportation services for residents to visit physicians and other professionals in the surrounding areas.

Programming. Our facilities will enable residents to receive the specialized care they require with a minimum of disruption and will allow residents the freedom to ambulate as they wish while keeping them safely contained within an alarmed area. Programming will keep the residents channeled into meaningful activity throughout the day. Special nutritional programs will be used to help assure caloric intake is maintained in residents whose constant movement increases their caloric expenditure. Family support groups would meet regularly with the families of these residents.

                               Sources of Revenue

We expect to rely primarily on our residents' ability to pay our charges from their own or familial resources. Although care in a specialty facility such as ours is typically less expensive than in a skilled nursing facility, we believe generally only seniors with income or assets meeting or exceeding the regional median will be able to afford to reside in our facilities. Inflation or other circumstances that adversely affect seniors' ability to pay for services such as those proposed to be provided by us could have an adverse effect on our business or operations. Furthermore, the federal government recently changes their Medicare provisions to allow for reimbursement for the type of assisted living services, which we intend to provide. Although some states have reimbursement programs in place, in many cases the level of reimbursement is insufficient to cover the costs of delivering the level of care that we intend to provide. We anticipate that all of the revenues from the proposed facilities will be derived from private-pay sources with some federal support.

                                    Insurance

Prior to commencing principal operations we intend to obtain general liability, professional liability, workers' compensation comprehensive property damage and other insurance coverages that management considers adequate for the protection of our assets and operations based on the nature and risks of our business, historical experience and industry standards. There can be no assurance, however, that the coverage limits of these types of policies will be adequate or that insurance will be available to us on commercially reasonable terms. A successful claim against us not covered by, or in excess of, our insurance coverage could have a material adverse effect on us. Claims against us, regardless of their merit or eventual outcome, could also have a material adverse effect on our business and reputation, may lead to increased insurance premiums and may require our management to devote time and attention to matters unrelated to normal business operations.

                                   Facilities

We intend to develop the specialty care facilities consisting of thirty-six beds in twenty-four private rooms and six semi-private rooms. Each facility would consist of an aggregate of approximately 21,450 square feet, which would be located on sites typically ranging from two to 3.5 acres. Private unit size is expected to be approximately 300 square feet and the semi-private unit 500 square feet. Each facility would be self-contained and would include staff, administrative, and mechanical facilities; kitchen and laundry facilities; activity, entertainment, and craft rooms; living and dining rooms; secure courtyards and outdoor activity space; and a great room for larger group activities. We estimate that the development cost of most of our specialty care facilities would generally range from approximately $3,200,00 to $3,500,000 per facility, depending on local variations in land and construction costs. We estimate that it would require approximately twelve months from the date of land acquisition to develop the 36-bed facilities. We are currently pursuing the development of our first specialty care facility, for which we are currently seeking funding.

                                    Marketing

Our marketing strategy will be designed to integrate our specialty care facilities into the continuum of healthcare providers in the geographic markets in which we intend to operate. Management believes that the assisted care industry is fundamentally a local industry in which both patients and residents and the referral sources for them are based in the immediate geographic area in which the facility is located. We will seek to establish relationships with local hospitals, including through joint marketing efforts, where appropriate, and home healthcare agencies, and alliances with visiting nurse associations. We may also retain the services of a public relations firm to promote our facilities.

We intend to begin pre-marketing our facilities up to four months in advance of opening so that, by the time the facility opens, referral sources, including professionals in the community, hospitals and physicians, would be well familiarized with the care and services provided. Age and income qualified seniors and their families would be recipients of target mailings. We also intend to raise awareness of our facilities through advertisements in industry publications, as well as a limited number of general-interest business magazines. Our goal is to open a new facility with a substantial number of residents ready to move in. After opening, we intend to continue our marketing efforts to attain and then maintain full occupancy. Government Regulation

We believe that our facilities will be subject to varying degrees of regulation and licensing by local and state health and social service agencies and other regulatory authorities specific to their location. While regulations and licensing requirements often vary significantly from state to state, they typically address, among other things: personnel education, training and records; facility services, including administration of medication, assistance with self-administration of medication and limited nursing services; physical plant specifications; furnishing of resident units; food and housekeeping services; emergency evacuation plans; and resident rights and responsibilities. In several states assisted living facilities also require a certificate of need before the facility can be opened. We do not intend to construct or open facilities in these states. In most states, assisted living facilities also are subject to state or local building codes, fire codes and food service licensure or certification requirements. Like other healthcare facilities, assisted living facilities are subject to periodic survey or inspection by governmental authorities. Our success will depend in part on our ability to satisfy these regulations and requirements and to acquire and maintain any required licenses. Our proposed operations could also be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care afforded residents and revisions in licensing and certification standards.

Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist which also may affect our proposed facilities to create access to the properties by disabled persons. We believe that our proposed facilities will be substantially in compliance with present requirements. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

Our facilities and operations will be subject to zoning and other state and local government regulations. Zoning variances or use permits are often required for construction. Severely restrictive regulations could impair our ability to open facilities at desired locations or could result in costly delays, which could adversely affect our proposed operations.

In addition to extensive existing governmental healthcare regulation, there are and have been numerous legislative and executive initiatives at the federal and state levels for comprehensive reforms affecting the payment for and availability of healthcare services. We believe that most of these proposals would affect existing Medicare or Medicaid programs and would not materially affect our proposed business. However, it is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect these proposals would have on our business.

                                   Competition

The assisted living or residential care facility industries are highly competitive. We anticipate facing competition from local, regional and national providers of assisted living and long-term care whose facilities and services include care of Alzheimer's residents. We expect to compete with these facilities primarily on the bases of cost, quality of care, array of specialized Alzheimer's services provided, and reputation. We anticipate competing with companies providing home based healthcare, and even family members, based on those factors as well as the geographic location, physical appearance of facilities and family preferences. We believe that some of our competitors may operate on a not-for-profit basis or as charitable organizations, while others have, or may obtain, greater financial resources than those of our company. However, we anticipate that our most significant competition will come from other residential care facilities which provide Alzheimer's care within the same geographic area as our proposed facilities because management's experience indicates that families of persons suffering from Alzheimer's disease frequently elect to move their relatives into facilities near their homes. In general, recent consolidations of entities in the long-term care industry has resulted in larger competitors with which we may be faced.

We may also experience competition in employing and retaining nurses, technicians, aides and other high quality professional and non-professional employees in the geographic areas in which our facilities may be located.

If we implement a program to acquire other facilities, we expect to face competition for the acquisition and development of these facilities. Most of our potential competitors, which are engaged in the acquisition of these types of facilities, are significantly larger or have, or may obtain, greater financial resources than those of our Company.

                                    Employees

Shadows Bend currently employs 4 full-time employees.

                         Reports to Our Security Holders

Our fiscal year ends on December 31st. We do not intend to furnish our shareholders annual reports containing audited financial statements and other appropriate reports. However, we intend to become a reporting company and file annual, quarterly and current reports, and other information with the SEC. You may read and copy any reports, statements or other information we file at the SEC's public reference room at 450 fifth Street, N.W., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms. Our SEC filings are also available to the public on the SEC Internet site at http://www.sec.gov.

MARKET INFORMATION

Trading Market for Stock

There is presently no established market for our stock and management is not aware of any quotation service on which the stock has been listed. We plan to apply for quotation on the Pink Sheets or on the OTC Bulletin Board immediately following the effective date of this report. There is no assurance that the stock will be accepted for quotation. There is no known historical data concerning any prior trading of the stock.

Outstanding Options, Warrants, and Convertible Instruments; Registration Rights

At December 31, 2001, we had no outstanding options, warrants, or convertible securities. During the year ended December 31, 2000, the Louisiana Corporation borrowed $150,000 from a third party. The promissory note evidencing the loan, as amended, provides that we will repay the principal amount of the loan, a service fee of $15,000, and 90,000 shares of our common stock on or before January 1, 2003. The note does not bear interest. In addition, we borrowed $50,000 from Three Oaks Manor, Inc., an entity controlled by Michael Sciacchetano, an officer, director, and principal shareholder of our company. The promissory note evidencing the loan provides that we will repay the principal amount of the loan, a service fee of $10,000, and 20,000 shares of our common stock on or before January 2, 2003. The note does not bear interest.

Record Holders of Stock; Transfer Agent

At April 10, 2002, we had approximately 583 shareholders of record as reported by our transfer agent. Our transfer agent for our common stock is Deposit Guaranty Insurance Corporation, PO Box 8207, Bacliff, Texas 77518-8207

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

Since 2000, the Company's administrative offices have been located at 200 Lafayette Street, Suite 750, Baton Rouge, LA 70801. We rent a 1,456 square foot facility at his location in Baton Rouge, Louisiana, at a cost of approximately $1,000 per month. The rental agreement is month-to-month and may be terminated by either party upon thirty days' prior written notice.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

General. From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of shareholders of the Company during the fiscal year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

Since January 2002, the Company ('Registrant") has been publicly traded under the symbol "SHBD" on the OTC Bulletin Board which is operated under the supervision of the National Association of Securities Dealers, Inc. The OTC Bulletin Board is a securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise market makers generally dealing in "penny stocks", independent dealers who commit capital and stocks and compete with each other for orders. The OTC Bulletin Board has adopted rules that require companies quoted on its system to be current in their reporting obligations to the SEC, among other things. The Securities and Exchange Commission has adopted rules, such as Rule l5c2-6, which impose restrictions on a broker-dealer's ability to trade in penny stocks. Prior to this, the Company's stock was not traded. Registrant is authorized to issue 50,000,000 Common Shares, of which approximately 40,667,136 shares are outstanding as of April 10, 2002. In addition, the following table shows the high and low bid of Registrant's Common Stock during the prior year.

DIVIDENDS

We do not intend to retain future earnings to support our growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available therefore; our earnings; financial condition; capital requirements; and other factors which our Board of Directors deems relevant.

SALES OF UNREGISTERED SECURITIES

Real Time Interests, Inc. was issued 531,285 shares of restricted stock on November 14, 2001 as payment for a public relations and business consultant to the Company. Duane Street Group was issued 531,285 shares on November 14, 2001 payment for managing the administrative functions for Shadows Bend. Amanda Patterson was issued 27,246 shares of restricted stock for payment for prior work in preparing various contracts. Southern Property Mgmt was issued 531,285 shares of restricted stock as payment for consulting work involving the planning phase and working on implementation plan for Alzheimer treatment center. Mechelle Naquin was issued 27,246 on November 14 for payment for prior work in preparing various contracts. Melvin and Doris Achord were issued 20,000 shares of restricted stock on July 9, 2001 for payment for accounting services rendered in the evaluation of a potential acquisition. Alvin Gautreaux was issued 300,000 shares of restricted stock on June 6, 2001 as a signing bonus to become Secretary of the Company, design a policy and procedure book and handle all human resource and employee relations. Thomas H. Normile was issued 300,000 shares of restricted stock on June 6, 2001 in payment for consulting services rendered for land purchase. SEC Investments was issued 500,000 shares of restricted stock on June 6, 2001 as payment for Consulting services rendered in the development of national market with Alzheimer treatment center. Revamped business plan for Shadows Bend Development. Capital Resource Holding, Inc. was issued 252,000 shares of restricted stock on October 25, 2000 in payment for consulting services rendered for land purchase. Thomas H. Normile was issued 420,000 on October 25, 2000 for payment for consulting services rendered for
land purchase.   Palisade Properties, Inc. was issued 3,528,000 restricted
shares as part of the shares issued in exchange with Diamond Holdings, LLC for a six-acre tract of land in Baton Rouge, LA to be used for a Alzheimer Treatment and Home Health Center. Michael Sciacchetano was issued 4,987,174 shares of restricted stock on October 25,2000 in payment for developing the Alzheimer project and as payment for his accepting the role of President of Shadows Bend Development.

SHADOWS BEND DEVELOPMENT, INC.

ITEM 6. FINANCIAL STATEMENTS
----------------------------

The following is a discussion of our financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

We are a development stage company. Our business plan includes the construction and operation of resident care facilities for persons afflicted with Alzheimer's or other related dementia diseases.

Shadows Bend Development anticipates acquiring Alzheimer care facilities in 2002 and has signed letters of intent to that end. These acquisitions are predicated on securing funding for the acquisitions.

We are currently in a start-up phase and we have no material amount of funds from which we can satisfy any cash requirements to commence operations. There has been no revenue for the past two years. Our year-end financial statements and the report of our independent auditor contain a going concern paragraph. This means that because we have had little or no operations to date, and because we have little or no tangible assets or financial resources, and have incurred losses since inception, there is substantial doubt about our ability to continue as a going concern. We anticipate the need to raise funds, either by borrowing the funds or through equity financing, in order to commence principal operations.

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

In November of 2000 we borrowed $150,000 from Thomas H. Normile, one of our shareholders. In June of 2001, we borrowed $207,000 from a bank. Part of the proceeds from the loan were used to repay the loan from Mr. Normile. The remaining money was used for operating expenses. This loan is secured by our real property. The loan is due June 13, 2002. The loan is a demand note with a balloon payment due on June 13, 2002, if demand is not made prior to that date. Quarterly interest payments are due at a rate of 11% per annum. The first quarterly payment was due on September 13, 2001, but was not paid. The bank has agreed to extend the payment due date on the first and the second quarter payments until December 31, 2001.

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

FORWARD LOOKING STATEMENTS

This filing contains statements that plan for or anticipate the future. Forward-looking statements include statements about the future of operations involving the construction and management of facilities for persons afflicted with Alzheimer's or other related dementia diseases, statements about our future business plans and strategies, and most other statements that are not historical in nature. In this filing forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. Although we believe that any forward-looking statements we make in this filing are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified in the Risk Factors section of this filing, include the following:

- Our ability to fund and complete our first facility;

- changes in the United States healthcare system and changes in applicable government regulations that might affect our future profitability;

- our substantial indebtedness and debt service obligations;

- our ability to operate in a heavily regulated environment and to satisfy regulatory authorities;

- the continued availability of insurance for the inherent risks of liability in the healthcare industry;

- our reputation for delivering high-quality care and our ability to attract and retain patients;

- changes in our business strategies;

- market acceptance of our services;

- our ability to compete with existing and future care providers;

- difficulty recruiting and retaining staff of sufficient technical caliber to provide adequate and on-going services to our residents;

- failure to successfully market our services and attract sufficient numbers of residents with adequate resources to fill our facilities;

- our ability to secure the capital and the related cost of the capital necessary to fund our proposed operations and future growth; and

- our ability to establish a market for our commons stock.

In light of the significant uncertainties inherent in the forward-looking statements made in this filing, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

The Private Securities Litigation Reform Act of 1995, which provides a "safe harbor" for similar statements by existing public companies, does not apply to this offering.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices and rates. We are exposed to market risk because of changes in foreign currency exchange rates as measured against the U.S. dollar. We do not anticipate that near-term changes in exchange rates will have a material impact on our future earnings, fair values or cash flows. However, there can be no assurance that a sudden and significant decline in the value of European currencies would not have a material adverse effect on our financial conditions and results of operations.

Our short-term bank debt bears interest at variable rates; therefore our results of operations would only be affected by interest rate changes to the short-term bank debt outstanding. An immediate 10 percent change in interest rates would not have a material effect on our results of operations over the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS
----------------------------

The financial statements of the Company, together with the auditor's report are attached hereto as Attachment A and incorporated herein for all purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

The Company's [auditor] accountant is Clyde Bailey of San Antonio, Texas. The Company does not presently intend to change accountants. At no time has there been any disagreements with such accountant regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT
----------------------------------------------------

The directors and officers of the Company and its subsidiary, as of April 10, 2002, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified by the stockholders of the Company. Vacancies in the existing Board which occur between annual meetings of the stockholders are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

MANAGEMENT

Directors and Executive Officers

Set forth below are the names, ages, years of service and positions of the executive officers and directors of Shadows Bend.

The following table sets forth our directors and executive officers, their ages, and all offices and positions held with our company. A director holds office for a term of one year and until his successor is elected and qualified. Annual meetings to elect directors are to be held at a location and at the time each year as designated by the board of directors. The board of directors has not scheduled the next annual meeting of shareholders. Officers are elected by the board of directors, which shall consider that subject at its first meeting after every annual meeting of stockholders. Each officer holds his office until his successor is elected and qualified or until his earlier resignation or removal. Officers may be removed with or without cause by the affirmative vote of a majority of the whole board of directors.

Name                     Age          Position           Term of Office  Director Since
Michael W. Sciacchetano   33  Director, President, CEO,  One Year term             2000
Alvin J. Gautreaux, Jr    50  Director & Secretary       One Year Term             2000

Set forth below is certain biographical information regarding the Company's executive officers and directors:

MICHAEL SCIACCHETANO, has been the president of the Louisiana Corporation since its inception in January 2000. From September 1999 until present he has been the president and CEO of Holly Hills Corporate Services, an assisted living facility structured for the care of Alzheimer residents located in Marion, Illinois. From August 1997 until present he has also been the president of Trace Resources, a company which manages healthcare facilities, diagnostic imaging companies and home care agencies. From 1993 until 1997 he was the administrator and owner of Southern Nursing Home Care, a 200+ patient home health agency.

ALVIN J. GAUTREAUX, JR. has been a vice-president and the chief operating officer of the Louisiana Corporation since March 2000. From 1995 until present he has been the president and CEO of Health Management Group LLC, a company engaged in the development and management of health care facilities. From 1998 until March 2000 he was also the president, CEO, and administrator for Health Link Home Health, Inc., a managed financial, business development, and marketing company. From 1990 until 1997 he was the administrator for Golden Age Home Care Inc., a home health agency.

There are no family relationships between any of the officers or directors of the Company.

COMMITTEES OF THE BOARD

We presently do not have any committees

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None of the officers and directors were required to file Section 16(a) forms in 2001.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

Compensation of Executive Officers

There was no compensation awarded to, earned by, or paid to any named executive officer by any person for services rendered in any capacities to our company and its subsidiaries for the fiscal years ended December 31, 2001, 2000, and 1999.

We have no employment agreements with any of our executive officers. Each of the officers is currently providing hourly consulting services to us through Trace Resources LLC, an entity controlled by Michael Sciacchetano, an officer, director, and principal shareholder of our company. We believe that the fees being charged for the consulting work are at or below fees that would be charged by outside, unrelated consultants. The fees for these services, which at December 31, 2000, totaled approximately $42,000, and in 2001, totaled approximately are being accrued and will be paid when, and if, we are able to secure funding for our operations. It is anticipated that if we are able to secure funding to construct and operate our first facility, each of the executive officers would cease providing consulting services, would become full-time employees, and would receive compensation commensurate with industry standards. It is also anticipated that each would negotiate and enter into an employment agreement, which would also cover the services thereafter rendered for the Louisiana Corporation and any other future subsidiary. We will be adopting a stock option and/or stock benefit plan for our employees, directors, and consultants in 2002.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The board of directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in their capacity as directors. There is no current compensation plan or arrangement for the directors' services.


a.   Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the Common Stock ownership as of December 31, 2001, of each person who is known by us to be the beneficial owner of more than five percent of the Company's Common Stock; by each of our executive officers and directors; and by our executive officers and directors as a group. This information was furnished to us by these persons or was obtained from information provided by the transfer agent.

Name and Address             Amount and Nature of
of Beneficial Owner          Beneficial Ownership             Percent of Class

Michael W. Sciacchetano         4,987,174                           49.87%
200 Lafayette Street
Suite 200
Baton Rouge, LA 70821

Palisade Properties, Inc.       3,528,000                           35.28%
Leonard LaPlace
Adolph LaPlace

6989 Menlo Dr.
Baton Rouge, LA 70808

Howard M. Oveson                  548,192                            5.48%
57 West 200 South
Suite 310
Salt Lake City, UT 84101


Unless otherwise indicated, all shares of Common Stock are held directly with sole voting and investment power.

b.   Security  Ownership  of  Management

The following table sets forth certain information concerning the Common Stock ownership as of December 31, 2001, by each of our executive officers and directors; and by our executive officers and directors as a group. This information was furnished to us by these persons or was obtained from information provided by the transfer agent.


Name and Address             Amount and Nature of
of Beneficial Owner          Beneficial Ownership             Percent of Class

Michael W. Sciacchetano         4,987,174                           49.87%
200 Lafayette Street
Suite 200
Baton Rouge, LA 70821

Michael E. Geissler                 -0-

Alvin J. Gautreaux, Jr.             -0-

Executive officers and
directors as a group
(3 persons)                     4,987,174                           49.87%


Unless otherwise indicated, all shares of Common Stock are held directly with sole voting and investment power.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

In connection with the closing of the reverse acquisition of our company by the Louisiana Corporation in October 2000, the Louisiana Corporation paid a finder's fee of $150,000 to Milagro Holdings, Inc., one of the selling shareholders and a shareholder owning in excess of 5% of the outstanding common shares.

In December 2000 we borrowed $50,000 from Three Oaks Manor, Inc., an entity controlled by Michael Sciacchetano, an officer, director, and principal shareholder of our company, and issued a promissory note to the lender. The note is non-interest bearing, but includes a service fee of $10,000. In addition we have agreed to issue 20,000 shares to the lender. The principal amount of the loan, the service fee, and the stock are due on or before January 2, 2003. These funds were used to repay, in part, the $150,000 borrowed in April 2000.

Trace Resources LLC, an entity controlled by Michael Sciacchetano, an officer, director, and principal shareholder of our company, provides consulting services to us in connection with the planning and development of our first facility. Each of the officers provides consulting services to us through this entity.
For the year ended December 31, 2001, we had accrued approximately $11,000.00 to Trace Resources for these consulting services. Trace Resources has agreed not to seek payment of these fees until we have received funding for the first facility. The parties have agreed that this consulting arrangement will continue, and fees will continue to accrue, until the funding is received, at which time each of the officers would become full-time employees.

In July 2000, concurrent with the acquisition of Diamond Holding, LLC by Shadows Bend Court, Inc., Palisade Properties, Inc. sold and transferred to Diamond Holding, LLC the land in Baton Rouge, Louisiana, on which we intend to construct our first facility. The appraised value of the land at that time was $1,110,000. This land was acquired by Diamond Holding, LLC for an 84% ownership interest in the limited liability company granted to Palisade Properties, Inc., which interest was valued at $1,100,000. Thus, as a result of this transaction, Palisade Properties, Inc. owned 84% of the membership interests of Diamond Holding, LLC. Shadows end Court, Inc. then issued approximately 45.72% of its shares pro rata to the members of Diamond Holdings LLC to acquire all the membership interests of the limited liability company such that it became a wholly owned subsidiary of the Louisiana corporation. Subsequently, the Louisiana corporation became a wholly owned subsidiary of our company through the reverse acquisition of the Louisiana corporation by us in October 2000 in which we issued 9,187,174 shares pro rata to the shareholders of the Louisiana corporation such that these shareholders then held approximately 92% of our outstanding shares at the conclusion of the reverse acquisition transaction. The land was originally purchased by Palisade Properties, Inc. in 1993 as part of an 875-acre parcel.

We have not had a policy to govern related party transactions in the past. In the future, we intend to evaluate each related party transaction on a case-by-case basis to determine whether the transaction would be far to our company and its shareholders. We intend to require an appraisal of the value of any asset acquired from a related party. We also intend to seek shareholder approval of the transaction through the vote of shareholders owning a majority of the shares represented at a duly called meeting of the shareholders which are not held by parties related to the transaction.

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a) The following documents are filed as part of this report:
1. Financial statements; see index to financial statement and schedules in Item 6 herein.
2. Financial statement schedules; see index to financial statements and schedules in Item 6 herein.
3. Exhibits:

(b) Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, Louisiana, on April 17, 2002.

SHADOWS BEND DEVELOPMENT, INC

By: /s/ Michael Sciacchetano




-----------------------------------
Michael Sciacchetano, President, Chairman of the Board of Director, and Principal Financial and Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1933, this 10-KSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                         Name and Title                    Date


/s/ Michael Sciacchetano


------------------------
Michael Sciacchetano       President, Directors and Principal    April 17, 2001
                           Financial Accounting Officer


/s/ Alvin J. Gautreaux


------------------------
Alvin J. Gautreaux         Director and Secretary                April 17, 2001

                            SHADOWS BEND DEVELOPMENT INC.
                  (formerly Silver Beaver Mining Company, Inc.)
                           (A Development Stage Enterprise)
                              CONSOLIDATED BALANCE SHEET
                               AS OF DECEMBER 31, 2001

                                     A S S E T S
                                     -----------
Current Assets
--------------
                Cash                                 $         1,387
                                                     ----------------
                      Total Current Assets                                       1,387
Fixed Assets
------------
                Land                                       1,111,260
                                                     ----------------
                      Total Fixed Assets                                     1,111,260

                                                                       ----------------
                      Total Assets                                     $     1,112,647
                                                                       ================

Current Liabilities
-------------------
                Accounts Payable                             153,904
                Note Payable - Gulf Coast                    207,000
                Accrued Interest                              34,682
                                                     ----------------
                      Total Current Liabilities                                395,586

Long-Term Liabilities
---------------------
                Notes Payable                                150,000
                                                     ----------------
                      Total Long-Term Liabilities                              150,000
                                                                       ----------------
                      Total Liabilities                                        545,586

Commitments and Contingencies                                                        -

                       S T O C K H O L D E R S '  E Q U I T Y
                       --------------------------------------


Common Stock    50,000,000 authorized shares, $.001 par value                   12,755
                12,755,302 shares issued and outstanding


Additional Paid-in-Capital                                                   1,106,149
Accumulated deficit during the development stage                              (551,843)
                                                                       ----------------

                      Total Stockholders' Equity (Deficit)                     567,061
                                                                       ----------------

                      Total Liabilities and Stockholders' Equity       $     1,112,647
                                                                       ================

                                SHADOWS BEND DEVELOPMENT INC.
                        (formerly Silver Beaver Mining Company, Inc.)
                              (A Development Stage Enterprise)
                            CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   FOR THE        FOR THE      FROM 1/20/00
                                                 YEAR ENDED     YEAR ENDED     (INCEPTION)
                                                 DECEMBER 31    DECEMBER 31     TO DEC 31
REVENUES:                                           2001           2000            2001
---------                                       -------------  -------------  --------------
    Revenues                                    $          -   $          -   $           -
                                                -------------  -------------  --------------

      Total Revenues                                       -              -               -

EXPENSES:
---------
    Interest Expense                                  40,350          9,333          49,683
    Professional Fees                                 54,525                         54,525
    Consulting Fees                                  318,514                        318,514
    Organizational Expenses                                -         84,973          84,973
    Operating Expenses                                42,929          1,219          44,148
                                                -------------  -------------  --------------

      Total Expenses                                 456,318         95,525         551,843

      Net loss from Operations                  $   (456,318)  $    (95,525)  $    (551,843)

PROVISION FOR INCOME TAXES:
---------------------------

    Income Tax Benefit                                     -              -

      Net Income (Loss)                         $   (456,318)  $    (95,525)  $    (551,843)
                                                =============  =============  ==============


Basic and Diluted Earnings Per Common Share            (0.04)         (0.03)          (0.18)
                                                -------------  -------------  --------------

Weighted Average number of Common Shares          10,833,032      3,110,198       3,110,198
                                                =============  =============  ==============
    used in per share calculations

                                SHADOWS BEND DEVELOPMENT INC.
                        (formerly Silver Beaver Mining Company, Inc,)
                               (A Development Stage Enterprise)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    FOR THE        FOR THE      FROM 1/20/00
                                                  YEAR ENDED     YEAR ENDED     (INCEPTION)
                                                  DECEMBER 31    DECEMBER 31     TO DEC 31
Cash Flows from Operating Activities:                2001           2000            2001
-------------------------------------            -------------  -------------  --------------
  Net Income (Loss)                              $   (456,318)  $    (95,525)  $    (551,843)

  Changes in operating assets and liabilities:
      Shares Issued for Services                      318,514              -         318,514
      Accounts Payable                                 82,861         71,043         153,904
      Accrued Interest                                 25,349          9,333          34,682
                                                 -------------  -------------  --------------

Net Cash Used in Operating Activities            $    (29,594)  $    (15,149)  $     (44,743)


Cash Flows from Investing Activities:
-------------------------------------

      Capital Expenditures                            (27,070)             -         (27,070)
                                                 -------------  -------------  --------------

Net Cash Used in Investing Activities            $    (27,070)  $          -   $     (27,070)
                                                 -------------  -------------  --------------


Cash Flows from Financing Activities:
-------------------------------------

  Note Payable                                         57,000        300,000         357,000
  Finder's Fee                                              -       (285,000)       (285,000)
  Common Stock                                              -          1,200           1,200
                                                 -------------  -------------  --------------

Net Cash Provided for Financing Activities       $     57,000   $     16,200   $      73,200
                                                 -------------  -------------  --------------

Net Increase (Decrease) in Cash                  $        336   $      1,051   $       1,387

Cash Balance,  Begin Period                             1,051              -               -
                                                 -------------  -------------  --------------

Cash Balance,  End Period                        $      1,387   $      1,051   $       1,387
                                                 =============  =============  ==============

Supplemental Disclosures:
  Cash Paid for interest                                    -              -               -
  Cash Paid for income taxes                                -              -               -
  Stock Issued for Interest                                 -         20,000               -
  Shares Issued for Services                     $    318,514
  Shares Issuued for Assets                      $     34,190

                                              SHADOWS BEND DEVELOPMENT, INC.
                                       (formerly Silver Beaver Mining Company, Inc.)
                                             (A Development Stage Enterprise)
                                     Consolidated Statements of  Stockholders' Equity
                                                  As of December 31, 2000

                                                                                          Accumulated
                                                                                            Deficit
                                                               $0.001      Paid-In        During the        Stockholders'
                                                   Shares    Par Value     Capital     Development Stage       Equity
                                                 ----------  ----------  -----------  -------------------  ---------------

   Balance, January 20, 2000                              -  $        -  $        -   $                -   $            -
      9/29/00
      Effect of Recapitalization of Subsidiary    5,659,174       5,659      (4,460)                                1,200

      9/29/00
       Payment of Finder's Fee                                             (285,000)                             (285,000)

      9/29/00
      Acquisition of Diamond Holdings, LLC        3,528,000       3,528   1,046,472                             1,050,000

      10/13/00
      Issuance of shares to former Silver           813,404         813        (813)                                    0
         Beaver Mining shareholders in
         exchange for assets

   Net Income  (Loss)                                     -           -           -              (95,525)         (95,525)

                                                 ----------  ----------  -----------  -------------------  ---------------
   Balance, December 31, 2000                    10,000,578      10,001     756,199   $          (95,525)         670,675
                                                 ==========  ==========  ===========  ===================  ===============

   6/15/01
   Issuance of Shares for Services                  820,000         820     105,180                               106,000

   6/15/01
   Issuance of Shares for Surveying                 300,000         300      33,890                                34,190

   10/31/01
   Issuance of Shares for Services                1,634,724       1,634     210,880                               212,514

   Net Income  (Loss)                                                                           (456,318)        (456,318)

                                                 ----------  ----------  -----------  -------------------  ---------------
   Balance, December 31, 2001                    12,755,302      12,755   1,106,149             (551,843)         567,062
                                                 ==========  ==========  ===========  ===================  ===============

CLYDE  BAILEY  P.C.
--------------------------------------------------------------------------------
                                                     CERTIFIED PUBLIC ACCOUNTANT
                                                        10924 VANCE JACKSON #404
                                                        SAN ANTONIO, TEXAS 78230
                                                            (210) 699-1287(OFC.)
                                            (888) 699-1287  (210) 691-2911 (FAX)
                                                                         Member:
                                                     American Institute of CPA's
                                                          Texas Society of CPA's
Board of Directors
Shadows Bend Development, Inc.

INDEPENDENT AUDITOR'S REPORT
----------------------------

I have audited the accompanying balance sheet of Shadows Bend Development, Inc. (Company), a Development Stage Enterprise, as of December 31, 2001 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows for the years ended December 31, 2001 and 2000 and from inception (January 20, 2000) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and the results of its operations and its cash flows for the two years ended December 31, 2001 and 2000 and from inception (January 20, 2000) to December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has no viable operations to date and little or no tangible assets that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                Clyde Bailey P.C.
San Antonio, Texas
March 30, 2002

                          SHADOWS BEND DEVELOPMENT, INC.
                          Notes to Financial Statements

NOTE  1 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--------------------------------------------------------

ORGANIZATION

Shadows Bend Development, Inc. ("the Company") was incorporated under the laws of the State of Louisiana on January 20, 2000, for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Louisiana. The Company entered into an Agreement and Plan of Reorganization with Shadows Bend Development, Inc. (formerly Silver Beaver Mining Company, Inc.) on August 4, 2000. The Company has a total of 50,000,000 authorized common shares with a par value of $.001 per share and with 12,755,302 shares issued and outstanding as of December 31, 2001.

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

                         SHADOWS BEND DEVELOPMENT, INC.
                          Notes to Financial Statements

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)
-------------------------------------------------------------------


ACCOUNTING  METHOD

The Company's financial statements are prepared using the accrual method of accounting. Revenues will be recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments including marketable securities, notes and loans receivables, accounts payable and notes payable approximate their fair values at December 31, 2001.

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

                         SHADOWS BEND DEVELOPMENT, INC.
                  (FORMERLY SILVER BEAVER MINING COMPANY INC.)
                          Notes to Financial Statements

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CON'T)
-------------------------------------------------------------------

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

EMPLOYERS'  DISCLOSURE  ABOUT  PENSIONS  AND  OTHER  POSTRETIREMENT  BENEFITS

Statement of Financial Accounting Standards (SFAS) 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," revises standards for disclosures regarding pensions and other postretirement benefits. It also requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. This statement does not change the measurement or recognition of the pension and other postretirement plans. The financial statements are unaffected by implementation of this new standard.

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


NOTE  2  -  RECAPITALIZATION
----------------------------

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

                         SHADOWS BEND DEVELOPMENT, INC.
                          Notes to Financial Statements


NOTE  3  -  COMMON  STOCK

The Company entered into an Agreement and Plan of Reorganization with an effective date of September 29, 2000 with Shadows Bend Development Inc. ("Silver Beaver" a Nevada Corporation) to exchange 9,187,174 shares of its common stock for a like number of shares of the Company.

Also, the Company entered into an agreement with Diamond Holdings, LLC. To exchange 3,528,000 shares of its common stock in exchange for a five acre tract of land in Baton Rouge Louisiana to be used for a Alzheimer Treatment and Home Health Center.

In June of 2001, the Company issued 1,120,000 shares of its common stock to individuals for services and payment for surveying the land. A total of 820,000 shares of common stock was issued for services and valued at $106,000. The other 300,000 shares of common stock were issued for part of the surveying costs associated with land and valued at $34,190.

In October of 2001, the Company issued 1,634,724 shares of its common stock to individuals for services associated with the founding services of the Company. The shares were valued at $212,514.

NOTE  4  -  RELATED  PARTIES

Accounts Payable in the amount of $11,000 to Trace Resources LLC., which is wholly owned by Michael Sciacchetano, majority shareholder and President.

NOTE  5  -  NOTES  PAYABLE

In November of 2000, a note payable was executed in the amount of $150,000 to Thomas Normile, a less than 5% shareholder. The note matures in January 2003 and carries a service fee of $15,000 due at maturity. The note is secured with an unrelated tract of land.

A total of $34,682 has been accrued as of December 31, 2001. The requirement to issue common stock will be accounted for at the maturity of the notes as a reduction of the accrued interest.

In June of 2001, the Company obtained a loan at Gulf Coast Bank for $207,000 and retired the note payable to Thomas Normile. The note to Gulf Coast Bank carries an interest rate of 11% and matures June 13, 2002. Interest will be paid quarterly and the principle due at maturity.

NOTE  6  -  GOING  CONCERN
--------------------------

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

                         SHADOWS BEND DEVELOPMENT, INC.
                          Notes to Financial Statements

NOTE  6  -  GOING  CONCERN  (CON'T)
-----------------------------------

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

MANAGEMENT BELIEVES THAT THEY HAVE SUFFICIENT RESOURCES TO FINANCES ITS OPERATIONS DURING THE NEXT TWELVE MONTHS WITH CASH ADVANCES FROM THE PRINCIPLE SHAREHOLDER AND DIRECTOR, MIKE SCIACCHETANO. MR SACIACCHETANO HAS AGREED TO ADVANCE THE COMPANY UP TO $10,000 ON A ONE YEAR NOTE TO FUND THE NECESSARY OPERATIONS.

NOTE  7  -  LAND
----------------

On July 3, 2000, the Company acquired the 100% interest in Diamond Holding LLC, which owns a six-acre tract of land in Baton Rouge Louisiana. The land will be used for an Alzheimer Treatment and Home Health Center. The land has been appraised at over $1,050,000 and is recorded at the appraised value even though the land was acquired be a related party. (a shareholder holding 35% of the shares). Management has elected to value the land at appraised value because the historical cost is not reasonably available and they believe that valuing the land at historical cost cannot be justified by the former holders of the land. It is of Management's opinion that the land was recorded at its fair value. Although the there was a mortgage on the land when it was originally conveyed to the Company, a cancellation of mortgage was filed with the Clerk of Court and Recorder in Baton Rouge Louisiana on November 10, 2000.

                         SHADOWS BEND DEVELOPMENT, INC.
                          Notes to Financial Statements


NOTE  8  -  INCOME  TAXES
-------------------------

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

A total of $183,646 in net operating loss is available to be carried over to future years and will expire in 2018 and 2019.


NOTE  9  -  ORGANIZATION  COSTS  AND  FINDER'S  FEE
---------------------------------------------------

As a result of the closing of the reorganization agreement, old management resigned in favor of the current directors and officers who were designated by the Louisiana corporation. In connection with the transaction, the Louisiana corporation paid a finder's fee of $150,000 to Milagro Holdings, Inc., an entity controlled by Howard M. Oveson, a principal shareholder of the publicly held company prior to closing, and a finder's fee of $135,000 to Spectrum Financial, Inc. This finder's fee has been shown as a reduction to shareholder's equity because it relates tothe old Company.

In addition to the finder's fee, the Company incurred $84,973 in organization costs in the form of feasibility studies, legal fees, and engineering studies associated with the land development

NOTE  10  -  SUBSEQUENT  EVENTS

On January 29, 2002, the Company approved a dividend to the holders of the Company's common stock with a dividend rate on each share of two additional shares for each share of common stock that the shareholder held. This results in total outstanding shares on January 29, 2002 being 38,265,906.

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.