Form 10QSB
period 2002-03-31
SHADOWS BEND DEVELOPMENT INC
filed 2002-05-21
CIK 1128281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
Yes [X] No [ ]

The number of shares outstanding of the Company's common stock as of March 31, 2002 is shown below:

Title of Class                                  Number of Shares Outstanding
Common Stock, par value $.001 per share                  38,167,136


                   Documents Incorporated by Reference:  None

                         SHADOWS BEND DEVELOPMENT, INC.

                                   FORM 10-QSB

                                Table of Contents

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 2 -  Changes in Securities and Use of Proceeds

Item 6 -  Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated  Financial  Statements

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the year ending December 31, 2002. The financial statements are presented on the accrual basis.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)

                                  -----------




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS

                                  -----------

                                                                            PAGE
                                                                            ----

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheet as of
    March 31, 2002 and December 31, 2001                                    F-3

  Unaudited Consolidated Condensed Statement of Operations
    for the three months ended March 31, 2002 and 2001, and
    for the period from inception, January 20, 2000, to
    March 31, 2002                                                          F-4

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the three months ended March 31, 2002                        F-5

  Unaudited Condensed Statement of Cash Flows for the three
    months ended March 31, 2002 and 2001, and for the period
    from inception, January 20, 2000, to March 31, 2002                     F-6

Selected Notes to Unaudited Consolidated Condensed Financial
  Statements                                                                F-7

                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                  ------------

                                                      MARCH 31,     DECEMBER 31,
                                                         2002           2001
     ASSETS                                          (UNAUDITED)       (NOTE)
     ------                                          ------------  --------------
Current assets:
  Cash and cash equivalents                          $         -   $       1,387
                                                     ------------  --------------

    Total current assets                                       -           1,387

Property                                               1,111,260       1,111,260
                                                     ------------  --------------

      Total assets                                   $ 1,111,260   $   1,112,647
                                                     ============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Current portion of notes payable                   $   207,000   $     207,000
  Accounts payable                                       170,756         153,904
  Accounts payable to related parties                    427,888               -
  Accrued liabilities                                    147,034          34,682
                                                     ------------  --------------

    Total current liabilities                            952,678         395,586

Notes payable, net of current portion                    100,000         150,000
                                                     ------------  --------------

      Total liabilities                                1,052,678         545,586
                                                     ------------  --------------

Stockholders' equity:
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 38,167,136 and 38,265,906 shares
    issued and outstanding at March 31, 2002 and
    December 31, 2001, respectively                       38,167          38,266
  Additional paid-in capital                           2,255,737       1,080,638
  Losses accumulated during the development stage     (2,235,322)       (551,843)
                                                     ------------  --------------

    Total stockholders' equity                            58,582         567,061
                                                     ------------  --------------

      Total liabilities and stockholders' equity     $ 1,111,260   $   1,112,647
                                                     ============  ==============



Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
       FOR THE PERIOD FROM INCEPTION, JANUARY 20, 2000, TO MARCH 31, 2002

                                  -----------


                                             THREE MONTHS    THREE MONTHS
                                                ENDED           ENDED        INCEPTION TO
                                              MARCH 31,       MARCH 31,       MARCH 31,
                                                 2002            2001            2002
                                            --------------  --------------  --------------
Costs and expenses:
  Consulting fees                           $   1,175,000   $           -   $   1,493,514
  Organizational expenses                               -               -          96,000
  Interest expense                                 18,395               -          68,078
  Operating and general expenses                  490,084           2,234         577,730
                                            --------------  --------------  --------------

    Net loss                                $  (1,683,479)  $      (2,234)  $  (2,235,322)
                                            ==============  ==============  ==============


Basic and diluted loss per common share     $       (0.04)  $       (0.00)
                                            ==============  ==============

Weighted average common shares outstanding     38,216,521      30,001,737
                                            ==============  ==============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                             SHADOWS BEND DEVELOPMENT, INC.
                        (A CORPORATION IN THE DEVELOPMENT STAGE)
           UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                     __________


                                                                LOSSES
                                                              ACCUMULATED
                              COMMON  STOCK       ADDITIONAL  DURING  THE
                          ---------------------   PAID-IN     DEVELOPMENT
                            SHARES      AMOUNT    CAPITAL       STAGE         TOTAL
                          -----------  --------  ----------  ------------  ------------
Balance at December 31,
  2001                    38,265,906   $38,266   $1,080,638  $  (551,843)  $   567,061

Shares surrendered           (98,770)      (99)          99            -             -

Stock options issued for
  consulting services              -         -    1,175,000            -     1,175,000

Net loss                           -         -            -   (1,683,479)   (1,683,479)
                          -----------  --------  ----------  ------------  ------------
Balance at March 31,
  2002                    38,167,136   $38,167   $2,255,737  $(2,235,322)  $    58,582
                          ===========  ========  ==========  ============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
            FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001, AND
       FOR THE PERIOD FROM INCEPTION, JANUARY 20, 2000, TO MARCH 31, 2002

                                   ----------


                                                  THREE MONTHS    THREE MONTHS
                                                     ENDED           ENDED        INCEPTION TO
                                                   MARCH 31,       MARCH 31,       MARCH 31,
                                                      2002            2001            2002
                                                 --------------  --------------  --------------
Cash flows from operating activities:
  Net loss                                       $  (1,683,479)  $      (2,234)  $  (2,235,322)
  Adjustments to reconcile net loss to
    net cash used by operating activities            1,732,092           2,234       2,238,472
                                                 --------------  --------------  --------------

      Net cash provided by operating activities         48,613               -           3,150
                                                 --------------  --------------  --------------

Cash flows from investing activities:
  Capital expenditures                                       -               -         (26,350)
                                                 --------------  --------------  --------------

      Net cash used by investing activities                  -               -         (26,350)
                                                 --------------  --------------  --------------

Cash flows from financing activities:
  Proceeds from sale of common stock                         -               -           1,200
  Proceeds from notes payable                                -               -         222,000
  Payments of notes payable                            (50,000)              -        (200,000)
                                                 --------------  --------------  --------------

      Net cash (used) provided by financing
        activities                                     (50,000)              -          23,200
                                                 --------------  --------------  --------------

Net decrease in cash and cash equivalents               (1,387)              -               -

Cash and cash equivalents at beginning of
  period                                                 1,387               -               -
                                                 --------------  --------------  --------------

Cash and cash equivalents at end of period       $           -   $           -   $           -
                                                 ==============  ==============  ==============


Non-cash investing and financing activities:

  Land acquired in exchange for common stock     $           -   $           -   $   1,084,910
                                                 ==============  ==============  ==============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS

                                  ------------


1.   ORGANIZATION
     ------------

     Shadows Bend Development, Inc. (the "Company") is a Nevada Corporation involved in an effort to buy or develop long-term care facilities equipped for the care of Alzheimer patients. The Company was established in its current form in an August 4, 2000 recapitalization transaction with Silver Beaver Mining Company, Inc. The Company is currently a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 because, to date, the Company has devoted substantially all of its efforts to capital raising efforts and the establishment of a new business. The Company's planned principal operations have not commenced and no revenue has been generated.


2.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the respective full years.

     A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2001 and 2000. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


3.   COMPREHENSIVE  INCOME
     ---------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a company to display an amount representing comprehensive income as part of the Company's basic financial statements. Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.


4.   ESTIMATES
     ---------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets or liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                    Continued

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED

                                  -----------

5.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to an increase in valuation allowance for deferred tax assets relating to net operating losses.


6.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the quarter ended March 31, 2002, the Company issued 2,500,000 stock options to consultants for human resources and general business activities for the period from January 1, 2002 to March 31, 2002. The stock options have an exercise price of 50% of the quoted market price at the date of issue and resulted in compensation expense to consultants of $1,175,000 for the quarter ended March 31, 2002. Under the terms of the consulting agreements, the Company will issue 1,000,000 additional options under similar terms in the second and third quarters of 2002.

     Effective February 5, 2002, the Company declared a 3 for 1 stock split for stockholders of record as of January 29, 2002. This stock split has been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts prior to the record date of the split have been restated to reflect the stock split on a retroactive basis.


7.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since its inception, as a development stage enterprise, the Company has not generated any revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the three months ended March 31, 2002 and 2001, the Company incurred net losses of $(1,683,479) and $(2,234), respectively. At March 31, 2002 the Company had negative working capital of $(952,678). These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is currently considering a public sale or private placement of its common stock if an active trading market for its existing outstanding shares can be established. The Company is also exploring conventional loans or a loan from the Department of Housing and Urban Development ("HUD") for construction of its facilities. However, such sources of funding may be unavailable. The Company's long-term viability as a going concern is dependent on certain key factors as follows:

     - The Company's ability to obtain adequate sources of funding to continue the implementation of its business strategy. Sources of funding may not be available on terms that are acceptable to the Company and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

     - The ability of the Company to find suitable long-term care facilities to establish a revenue base.

     - The ability of the Company to ultimately achieve adequate profitability and strong operating cash flows to sustain its operations.

5/20/2002                           SHBD 2002 10-QSB                     Page 10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited consolidated interim financial statements and related notes thereto included in this quarterly report and in our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contained in our Form 10-KSB for the year ended December 31, 2001. Certain statements in the following MD&A are forward looking statements. Words such as "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

RESULTS  OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE
--------------------------------------------------------------------------------
THREE  MONTHS  ENDED  MARCH 31, 2001
------------------------------------

For the quarter ended March 31, 2002, our net loss was $1,683,479 as compared to $2,234 for the quarter ended March 31, 2001. Our net loss during the quarter ended March 31, 2002 increased dramatically, primarily as the result of stock options issued to consultants (valued at $1,175,000) to assist us in developing a focused business plan and strategy for obtaining the debt or equity financing that we will need to acquire, construct or develop long-term care facilities capable of housing patients that are dealing with Alzheimer disease. We have relied on key stockholders and officers to bear the substantial costs that are involved in positioning our company to commence commercial operations. Substantially all of the $490,084 of operating and general costs included in the statement of operations for the quarter ended March 31, 2002 were paid by and are due to related parties. We expect to continue to incur losses and face cash flow problems for a period that could extend for several years.

We believe that we will need to raise cash of at least 150,000.00 to continue our operations through the end of 2002. The success of fund raising efforts and our ability to use our common stock to complete the acquisition of assets and/or facilities will have a significant impact on the extent of our fund raising efforts.

LIQUIDITY  AND  CAPITAL  RESOURCES
----------------------------------

During the year ended December 31, 2001, we experienced negative financial results which have continued during the three months ended March 31, 2002 as follows:

                                                  THREE MONTHS
                                                     ENDED         YEAR ENDED
                                                   MARCH 31,      DECEMBER 31,
                                                     2002            2001
                                                --------------  --------------
Net loss                                        $  (1,683,479)  $    (456,318)

Negative working capital                             (952,678)       (394,199)

Accumulated deficit                                (2,235,322)       (551,843)


In addition to its negative financial results, we have significant accrued liabilities, accounts payable and obligation to stockholders for expenses that they have paid on behalf of our Company.


5/20/2002                           SHBD 2002 10-QSB                     Page 11

     We are developing specific current and long-term plans to address its viability as a going concern. We are currently considering a public sale or private placement of our common stock if we can establish an active trading market for our existing outstanding shares. We are also exploring conventional loans or loans from the Department of Housing and Urban Development ("HUD") for construction of our facilities. However, such sources of funding may be unavailable. Our long-term viability as a going concern is dependent on certain key factors as follows:

     - Our ability to obtain adequate sources of funding to continue the implementation of our business strategy. Sources of funding may not be available on terms that are acceptable to our Company and our existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

     - Our ability to find suitable long-term care facilities to establish a revenue base.

     - Our ability to ultimately achieve adequate profitability and strong operating cash flows to sustain our operations.

As a result of the liquidity issues facing the Company, the Company's independent accountant included an emphasis paragraph in his report for the year ended December 31, 2001 that addresses the substantial doubt that exists as to the Company's ability to continue as a going concern.

The statements contained herein and other information contained in this report may be based, in part, on management's estimates, projections, plans and judgments. As such, these are forward looking statements and involve a number of risks and uncertainties. A number of factors, which could cause actual results to differ materially, include: general economic conditions, competitive market influences, technology changes, and other influences beyond the control of management. This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.


5/20/2002                           SHBD 2002 10-QSB                     Page 12

                                    PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

Item 2.  Changes in Securities

The following information sets forth certain information as of March 31, 2002, for all securities the Company sold since December 31, 2001, without registration under the Act, excluding any information "previously reported as defined in Rule 12B-2 of the Securities Exchange Act of 1934." There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

During February 2002, the Company issued 2,500,000 options for purchase of shares of the Company's common stock at exercise prices of $0.75 to $0.80 per share.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 6.  Exhibits and Reports on Form 8-K
     (a)  Exhibits - None
     (b)  Reports  on  Form  8-K - None


5/20/2002                           SHBD 2002 10-QSB                     Page 13

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, Louisiana, on May 15, 2002.

SHADOWS BEND DEVELOPMENT, INC

By: /s/ Michael Sciacchetano




--------------------------------
Michael Sciacchetano, President, Chairman of the Board of
Director, and Principal Financial and Accounting Officer



Pursuant to the requirements of the Securities Exchange Act of 1933, this 10-QSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                  Name and Title                         Date


/s/ Michael Sciacchetano


----------------------------------------------------
Michael Sciacchetano      President, Director and              May 15, 2001
                          Principal Financial
                          Accounting Officer


/s/ Alvin J. Gautreaux



----------------------------------------------------
Alvin J. Gautreaux        Director and Secretary               May 15, 2001



5/20/2002                           SHBD 2002 10-QSB                     Page 14