Form 10QSB
period 2002-06-30
SHADOWS BEND DEVELOPMENT INC
filed 2002-08-28
CIK 1128281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

The number of shares outstanding of the Company's common stock as of June 30, 2002 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 40,053,406

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

Item 6 -  Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

GENERAL
Shadows Bend Development, Inc. ("Shadows Bend" or the "Company"), a Nevada Corporation, was originally organized as an Idaho corporation on May 25, 1967 under the name Silver Beaver Mining Co., IncThe Company changed its domicile to Nevada on June 30, 1998. On June 2, 2000, the Company changed its name to Shadows Bend Development, Inc. when it merged with a private Louisiana corporation. The Company's headquarters are located at 200 Lafayette Street, Suite 750, Baton Rouge, Louisiana 70801.

Shadows Bend develops and operates "specialty care" facilities designed to help people diagnosed with AD or other related illnesses to manage their lives with the greatest independence and quality. Our business plan includes the construction and operation of resident care facilities for persons afflicted with Alzheimer's or other related dementia diseases. Residents of these facilities are among the four million plus adults in the United States with AD or related dementia illnesses that want practical solutions at affordable costs. Shadows Bend was originally incorporated in Louisiana in 1998 with a group of individuals with extensive backgrounds in Assisted Living, Alzheimer's Treatment, and Home Health Operations.

RESULTS OF OPERATIONS
On June 1, 2002, Shadows Bend purchased Three Oaks Corporation ("Three Oaks") and Holly Hills Corporate Services, Inc. ("Holly Hills") for stock and the assumption of liabilities. The Company had revenues of $75,245 from these two facilities in June of 2002. However, expenses exceeded revenues for this same period. Additionally, the Company had an accumulated deficit of $3,334,658.
Our year-end financial statements and the report of our independent auditor contain a going concern paragraph. This means that because we have had little or no operations to date, and because we have little or no tangible assets or financial resources, and have incurred losses since inception, there is substantial doubt about our ability to continue as a going concern. We anticipate the need to raise funds, either by borrowing the funds or through equity financing, in order to commence principal operations.

The increased assets and liabilities on June 30, 2002 compared to December 31, 2001 are attributable to the acquisitions of Three Oaks and Holly Hills.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders, loans from Company officers and new investors to provide the cash resources to sustain its operations. The Company's continuing negative operating results have produced an accumulated deficit of $(3,334,658) at June 30, 2002. These factors raise substantial doubts about the Company's ability to continue as a going concern.

The Company's strategic plan for dealing with its cash flow problems is currently being developed, but may include additional private placements of the Company's common stock. There can be no assurance that any of the plans developed by the Company will produce cash flows sufficient to overcome current liquidity problems.

The Company's long-term viability as a going concern is dependent on certain key factors, as follows:

     - The Company's ability to obtain adequate sources of outside and to allow the Company to continue forward with current exploration efforts.
     - The Company's ability to locate, prove and produce from economically viable oil and gas reserves.

The Company's ability to ultimately achieve adequate profitability and cash flows to sustain continuing operations.

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

                         SHADOWS BEND DEVELOPMENT, INC.
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

                         SHADOWS BEND DEVELOPMENT, INC.
                                TABLE OF CONTENTS
                                   ----------


                                                                            PAGE
Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheet as of
    June 30, 2002 and December 31, 2001                                     F-2

  Unaudited Consolidated Condensed Statement of Operations
    for the three months and six months ended June 30, 2002
    and 2001                                                                F-3

  Unaudited Consolidated Condensed Statement of Stockholders'
    Equity for the six months ended June 30, 2002                           F-4

  Unaudited Condensed Statement of Cash Flows for the six
    months ended June 30, 2002 and 2001                                     F-5

Selected Notes to Unaudited Consolidated Condensed Financial
  Statements                                                                F-6

                           SHADOWS BEND DEVELOPMENT, INC.
                   UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                    __________


                                                       JUNE 30,     DECEMBER 31,
                                                         2002           2001
     ASSETS                                          (UNAUDITED)       (NOTE)
     ------                                          ------------  --------------
Current assets:
  Cash and cash equivalents                          $     1,516   $       1,387
  Prepaid expenses                                           678               -
                                                     ------------  --------------

    Total current assets                                   2,194           1,387

Property, net                                          2,604,341       1,111,260
                                                     ------------  --------------

      Total assets                                   $ 2,606,535   $   1,112,647
                                                     ============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable                                      $ 1,967,029   $     207,000
  Accounts payable                                       251,157         153,904
  Accounts payable to related parties                    110,708               -
  Accrued liabilities                                    211,716          34,682
                                                     ------------  --------------

    Total current liabilities                          2,540,610         395,586

Notes payable, net of current portion                          -         150,000
                                                     ------------  --------------

      Total liabilities                                2,540,610         545,586
                                                     ------------  --------------

Stockholders' equity:
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 40,053,406 and 38,265,906 shares
    issued and outstanding at June 30, 2002 and
    December 31, 2001, respectively                       40,053          38,266
  Additional paid-in capital                           3,550,351       1,080,638
  Unissued common stock                                  962,924               -
  Subscription receivable                             (1,152,745)              -
  Accumulated deficit                                 (3,334,658)       (551,843)
                                                     ------------  --------------

    Total stockholders' equity                            65,925         567,061
                                                     ------------  --------------

      Total liabilities and stockholders' equity     $ 2,606,535   $   1,112,647
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

                                SHADOWS BEND DEVELOPMENT, INC.
                   UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                          __________


                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                       --------------------------  --------------------------
                                         JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                           2002          2001          2002          2001
                                       ------------  ------------  ------------  ------------
Revenue                                $    75,245   $         -   $    75,245   $         -
                                       ------------  ------------  ------------  ------------

Operating expenses:
  Residence operating expenses              78,019             -        78,019             -
  General and administrative expenses       59,565        73,971       549,649        76,205
  Consulting expenses                            -        96,000     1,175,000        96,000
  Depreciation expense                       8,737             -         8,737             -
                                       ------------  ------------  ------------  ------------

    Total operating expenses               146,321       169,971     1,811,405       172,205
                                       ------------  ------------  ------------  ------------

Operating loss                             (71,076)     (169,971)   (1,736,160)     (172,205)
                                       ------------  ------------  ------------  ------------

Other expenses:
  Loss from repossession of property     1,011,260             -     1,011,260             -
  Interest expense                          17,000             -        35,395             -
                                       ------------  ------------  ------------  ------------

    Total other expense                  1,028,260             -     1,046,655             -
                                       ------------  ------------  ------------  ------------

Net loss                               $(1,099,336)  $  (169,971)  $(2,782,815)  $  (172,205)
                                       ============  ============  ============  ============


Basic and diluted net loss per
  common share                         $     (0.03)  $     (0.01)  $     (0.07)  $     (0.01)
                                       ============  ============  ============  ============

Basic and diluted weighted average
  shares outstanding                    39,880,225    31,121,733    39,237,193    30,561,735
                                       ============  ============  ============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                                            SHADOWS BEND DEVELOPMENT, INC.
                          UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                                        FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                                      __________


                                      COMMON STOCK     ADDITIONAL  UNISSUED
                                  ----------  -------   PAID-IN     COMMON    SUBSCRIPTION
                                    SHARES    AMOUNT    CAPITAL     STOCK     RECEIVABLE     DEFICIT        TOTAL
                                  ----------  -------  ----------  --------  ------------  ------------  ------------
Balance at December 31,
  2001                            38,265,906  $38,266  $1,080,638  $      -  $         -   $  (551,843)  $   567,061

Common stock issued to acquire
  Holly Hills Corporate Serv-
  ices, Inc.                         100,000      100      44,900   155,609            -             -       200,609

Common stock issued to acquire
  Three Oaks Corporation             150,000      150      67,350   451,064            -             -       518,564

Common stock issued in exchange
  for subscription receivable      1,500,000    1,500   1,151,245         -   (1,152,745)            -             -

Common stock issued for employ-
  ee compensation                     37,500       37      31,218         -            -             -        31,255

Common stock to be issued in re-
  payment of a note payable to
  a related party                          -        -           -   356,251            -             -       356,251

Stock options issued for con-
  sulting services                         -        -   1,175,000         -            -             -     1,175,000

Net loss                                   -        -           -         -            -    (2,782,815)   (2,782,815)
                                  ----------  -------  ----------  --------  ------------  ------------  ------------

Balance at June 30, 2002          40,053,406  $40,053  $3,550,351  $962,924  $(1,152,745)  $(3,334,658)  $    65,925
                                  ==========  =======  ==========  ========  ============  ============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   __________


                                                          SIX MONTHS ENDED
                                                      ------------------------
                                                        JUNE 30,     JUNE 30,
                                                          2002         2001
                                                      ------------  ----------
Cash flows from operating activities:
  Net loss                                            $(2,782,815)  $(172,205)
  Adjustments to reconcile net loss to
    net cash used by operating activities               2,782,944     140,605
                                                      ------------  ----------

      Net cash used by operating activities                   129     (31,600)
                                                      ------------  ----------

Cash flows from investing activities:
  Capital expenditures                                          -     (26,350)
                                                      ------------  ----------

      Net cash used by investing activities                     -     (26,350)
                                                      ------------  ----------

Cash flows from financing activities:
  Proceeds from notes payable                                   -     207,000
  Payments of notes payable                                     -    (150,000)
                                                      ------------  ----------

      Net cash provided by financing activities                 -      57,000
                                                      ------------  ----------

Net increase (decrease) in cash and cash equivalents          129        (950)

Cash and cash equivalents at beginning of period            1,387       1,051
                                                      ------------  ----------

Cash and cash equivalents at end of period            $     1,516   $     101
                                                      ============  ==========


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   __________


1.   ORGANIZATION
     ------------

     Shadows Bend Development, Inc. (the "Company") is a Nevada Corporation involved in an effort to buy or develop long-term care facilities equipped for the care of Alzheimer patients. The Company was established in its current form in an August 4, 2000 recapitalization transaction with Silver Beaver Mining Company, Inc. Until June 1, 2002, the Company was considered a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 because the Company had devoted substantially all of its efforts to capital raising efforts and the establishment of a new business. The Company's planned principal operations commenced upon acquisition of Three Oaks Corporation and Holly Hills
     Corporate  Services,  Inc.  (See  Note  5).


2.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the respective full years.

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


                                    Continued

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


5.   ACQUISITIONS
     ------------

     On June 1, 2002, the Company purchased Three Oaks Corporation ("Three Oaks") for a total purchase price of $1,824,942. This acquisition was achieved through the issuance of 150,000 shares of the Company common stock valued at $67,500, the issuance of a promissory note and common stock for $518,564 and the assumption of liabilities totaling $1,306,378.

     Under the terms of the promissory note issued in connection with the purchase of Three Oaks, the note shall be repaid through the issuance of common stock of the Company, using its $0.45 market price on the date of the agreement. The value of the 1,002,364 shares of common stock issuable under this promissory note are presented in the accompanying balance sheet as unissued common stock.

     On June 1, 2002, the Company also purchased Holly Hills Corporate Services, Inc. ("Holly Hills") for a total purchase price of $878,304. This acquisition was structured in a manner similar to the Three Oaks purchase and included the issuance of 100,000 shares of the Company's common stock valued at $45,000, the issuance of a promissory note and common stock for $200,609 and the assumption of liabilities totaling approximately $677,695.

     Following is an analysis of the acquisitions of Three Oaks and Holly Hills:

                                           THREE OAKS   HOLLY HILLS     TOTAL
                                           -----------  ------------  ----------

    Tangible assets acquired               $ 1,824,942  $    878,304  $2,703,246
                                           ===========  ============  ==========


    Liabilities assumed                    $ 1,306,378  $    677,695  $1,984,073
    Common stock issued or issuable under
      terms of promissory notes                518,564       200,609     719,173
                                           -----------  ------------  ----------

                                           $ 1,824,942  $    878,304  $2,703,246
                                           ===========  ============  ==========


6.   INCOME  TAX
     -----------

     The difference between the Federal statutory income tax rate and the Company's effective income tax rate is primarily attributable to an increase in valuation allowance for deferred tax assets relating to net operating losses.


7.   STOCKHOLDERS'  EQUITY
     ---------------------

     During the quarter ended March 31, 2002, the Company issued 2,500,000 stock options to consultants for human resources and general business activities for the period from January 1, 2002 to December 31, 2002. The stock options have an exercise price of 50% of the quoted market price at the date of issue and resulted in compensation expense to consultants of $1,175,000 during the quarter ended March 31, 2002.


                                    Continued

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED
                                   __________


7.   STOCKHOLDERS'  EQUITY
     ---------------------

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


8.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since its inception the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the six months ended June 30, 2002 and 2001, the Company incurred net losses of $(2,782,815) and $(172,205), respectively. At June 30, 2002 the Company had negative working capital of $(2,538,416). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                          PART II  - OTHER INFORMATION

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2. CHANGES IN SECURITIES
The following information sets forth certain information as of June 30, 2002, for all securities the Company sold since December 31, 2001, without registration under the Act, excluding any information "previously reported as defined in Rule 12B-2 of the Securities Exchange Act of 1934." There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits - 99.1 Certification of Chief Executive Officer
(b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, Louisiana, on August 19, 2002.
SHADOWS BEND DEVELOPMENT, INC

               By: /s/ Michael Sciacchetano
                      -------------------------------------------
                      Michael Sciacchetano
                      President, Director and Principal
                      Financial Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1933, this 10-QSB has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature                  Name and Title                       Date

/s/ Michael Sciacchetano                                   August 27, 2002
    -------------------------------------
    Michael Sciacchetano
    President, Director and Principal
    Financial Accounting Officer