Form 10QSB
period 2002-09-30
SHADOWS BEND DEVELOPMENT INC
filed 2003-04-23
CIK 1128281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

             200 Lafayette Street, Suite 750, Baton Rouge, LA 70801
               (Address of principal executive offices)(Zip Code)

                                 (225) 343-7811
                (Registrant's telephone no., including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ ]  No  [X]

The number of shares outstanding of the Company's common stock as of September 30, 2002 is shown below:

Title of Class Number of Shares Outstanding Common Stock, par value $.001 per share 42,109,744

Documents  Incorporated  by  Reference:  None

                         SHADOWS BEND DEVELOPMENT, INC.
                                   FORM 10-QSB


                                TABLE OF CONTENTS

PART I  -  FINANCIAL  INFORMATION

Item 1  -  Financial  Statements

Item 2  -  Management's  Discussion  and  Analysis  of  Financial Condition and
            Results  of  Operations

Item 3  -  Item  307  of  Regulation  S-B


PART II -  OTHER  INFORMATION

Item 2  -  Changes  in  Securities  and  Use  of  Proceeds

Item 6  -  Reports  on  Form  8-K

SIGNATURES


                                     PART I

ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

The  financial  statements  of  the company are set forth beginning on page F-1.

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

GENERAL

Shadows Bend Development, Inc. ("Shadows Bend" or the "Company"), a Nevada Corporation, was originally organized as an Idaho corporation on May 25, 1967 under the name Silver Beaver Mining Co., Inc. The Company changed its domicile to Nevada on June 30, 1998. On June 2, 2000, the Company changed its name to Shadows Bend Development, Inc. when it merged with a private Louisiana corporation. The Company's headquarters are located at 200 Lafayette Street, Suite 750, Baton Rouge, Louisiana 70801.

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

RESULTS  OF  OPERATIONS

On June 1, 2002, Shadows Bend purchased Three Oaks Corporation ("Three Oaks") and Holly Hills Corporate Services, Inc. ("Holly Hills") for stock and the assumption of liabilities. Currently, the Company operates Shadows Bend Court in Pensacola, Florida. The Company's other facility, Holly Hills, is currently closed for renovation and expansion.

The Company anticipates the need to raise funds, either by borrowing the funds or through equity financing, in order to continue principal operations.

COMPARISION OF QUARTER ENDED SEPTEMBER 30, 2001 TO QUARTER ENDED SEPTEMBER 30, 2002

The Company had no revenue in the quarter ended September 30, 2001. Revenue for Holly Hills and Shadows Bend Court commenced after their acquisitions in June of 2002. Thus, the revenue and operating expenses and substantially higher for the quarter ended September 20, 2002. The increase in operations also results in a substantially higher net loss for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001. The loss increased from $26,739 to $3,086,457.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2002.

The Company had no revenue for the nine months ended September 30, 2001 but did incur expenses in their operations. Revenues commenced for their two facilities in June of 2002; thus, while the revenues are higher, the expenses and operating loss are substantially higher as well.


LIQUIDITY  AND  CAPITAL  RESOURCES

Since its inception, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the nine months ended September 30, 2002 and 2001, the Company incurred net losses of $(5,869,272) and $(255,849), respectively. At September 30, 2002, the Company had negative working capital of $(2,690,586). These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is currently considering a public sale or private placement of its common stock if an active trading market for its existing outstanding shares can be established. The Company is also exploring conventional loans or a loan from the Department of Housing and Urban Development ("HUD") for construction of its facilities. However, such sources of funding may be unavailable. The Company's long-term viability as a going concern is dependent on certain key factors as follows:

     - The ability of the Company to obtain adequate sources of funding to continue the implementation of its business strategy. Sources of funding may not be available on terms that are acceptable to the Company and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

Michael Sciacchetano, our Chief Executive Officer and Acting Chief Accounting Officer, has concluded that our disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of  a  date  within  90  days  of the filing date of this report on Form 10-QSB.
There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II

Pursuant to the Instructions on Part II of the Form 10-QSB, Items 1, 3, and 5 are omitted.

ITEM 2. CHANGES IN SECURITIES

The following information sets forth certain information as of September 30, 2002, for all securities the Company sold, excluding any information "previously reported as defined in Rule 12B-2 of the Securities Exchange Act of 1934." There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the undersigned has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, there unto duly authorized, in the City of Baton Rouge, Louisiana, on April 23, 2003

SHADOWS BEND DEVELOPMENT, INC

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

    Signature                  Name and Title               Date

   /s/ Michael Sciacchetano                                 April 23, 2003
       -------------------------------------
       Michael Sciacchetano
       President, Director and Principal
       Financial Accounting Officer

CERTIFICATIONS

I,  Michael  Sciacchetano,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Shadows Bend Development, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  23,  2003
/s/  Michael  Sciacchetano
--------------------------
Michael  Sciacchetano
President

I,  Michael  Sciacchetano,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Shadows Bend Development, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April  23,  2003
/s/  Michael  Sciacchetano
--------------------------
Michael  Sciacchetano
Principal  Financial  Accounting  Officer

Certification of President of Shadows Bend Development, Inc. pursuant to Section
--------------------------------------------------------------------------------
906  of  the  Sarbanes-Oxley  Act  of  1992  and  Section  1350 of 18 U.S.C. 63.
-------------------------------------------------------------------------------

I, Michael Sciacchetano, the President of Shadows Bend Development hereby certify that to my knowledge, Shadows Bend Development's periodic report on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Shadows Bend Development.

Date:  April 23, 2003             /s/  Michael Sciacchetano
                                       ---------------------
                                       Michael Sciacchetano
                                       President



Certification  of  Principal  Financial  Accounting  Officer  of  Shadows  Bend
-------------------------------------------------------------------------------
Development  pursuant  to  Section  906  of  the  Sarbanes-Oxley Act of 1992 and
--------------------------------------------------------------------------------
Section  1350  of  18  U.S.C.  63.
---------------------------------

I, Michael Sciacchetano, the Principal Financial Accounting Officer of Shadows Bend Development hereby certify that to my knowledge, Shadow Bend Development's periodic report on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the periodic report on Form 10-QSB and the financial statements contained therein fairly presents, in all material respects, the financial condition and results of the operations of Shadows Bend Development.

Date:  April 23, 2003             /s/  Michael Sciacchetano
                                       ---------------------
                                       Michael Sciacchetano,
                                       Principal Financial Accounting Officer

                         SHADOWS BEND DEVELOPMENT, INC.
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                         SHADOWS BEND DEVELOPMENT, INC.
                                TABLE OF CONTENTS

                                  -------------


                                                                            PAGE
                                                                            ----

Unaudited Consolidated Condensed Financial Statements:

     Unaudited Consolidated Condensed Balance Sheet as of
          September 30, 2002 and December 31, 2001                           F-2

     Unaudited Consolidated Condensed Statement of Operations
          for the three months and nine months ended September 30,
          2002 and 2001                                                      F-3

     Unaudited Consolidated Condensed Statement of Stockholders'
          Equity for the nine months ended September 30, 2002 and 2001       F-4

     Unaudited Condensed Statement of Cash Flows for the nine
          months ended September 30, 2002 and 2001                           F-5

Selected Notes to Unaudited Consolidated Condensed Financial
     Statements                                                              F-6

                         SHADOWS BEND DEVELOPMENT, INC.

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                  -------------


                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           2002             2001
     ASSETS                                             (UNAUDITED)        (NOTE)
     ------                                           ---------------  --------------
Current assets:
  Cash and cash equivalents                           $        6,045   $       1,387
  Prepaid expenses and other assets                            4,035               -
                                                      ---------------  --------------

    Total current assets                                      10,080           1,387

Deposits                                                         685               -
Property, net                                              2,014,369       1,111,260
                                                      ---------------  --------------

      Total assets                                    $    2,025,134   $   1,112,647
                                                      ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Notes payable                                       $    1,936,811   $     207,000
  Accounts payable                                           244,771         153,904
  Accounts payable to related parties                        137,281               -
  Accrued liabilities                                        381,803          34,682
                                                      ---------------  --------------

    Total current liabilities                              2,700,666         395,586

Notes payable, net of current portion                              -         150,000
                                                      ---------------  --------------

      Total liabilities                                    2,700,666         545,586
                                                      ---------------  --------------

Stockholders' equity:
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 42,109,744 and 38,265,906 shares
    issued and outstanding at September 30, 2002 and
    December 31, 2001, respectively                           42,110          38,266
  Additional paid-in capital                               5,893,294       1,080,638
  Unissued common stock                                      962,924               -
  Subscription receivable                                 (1,152,745)              -
  Accumulated deficit                                     (6,421,115)       (551,843)
                                                      ---------------  --------------

    Total stockholders' equity                              (675,532)        567,061
                                                      ---------------  --------------

      Total liabilities and stockholders' equity      $    2,025,134   $   1,112,647
                                                      ===============  ==============




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

                                 SHADOWS BEND DEVELOPMENT, INC.

                     UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

             FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                        -------------



                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                       --------------------------  --------------------------
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                           2002          2001          2002          2001
                                       ------------  ------------  ------------  ------------
Revenue                                $   599,958             -   $   675,203   $         -
                                       ------------  ------------  ------------  ------------

Operating expenses:
  Residence operating expenses             622,313         1,790       700,332        42,929
  General and administrative expenses       44,213        16,774       593,862        84,745
  Consulting expenses                    2,345,000             -     3,520,000        96,000
  Depreciation expense                      54,664             -        63,401             -
                                       ------------  ------------  ------------  ------------

    Total operating expenses             3,066,190        18,564     4,877,595             -
                                       ------------  ------------  ------------  ------------

Operating loss                          (2,466,232)      (18,564)   (4,202,392)     (223,674)

Other expenses:
  Loss from repossession of property             -             -     1,011,260             -
  Interest expense                          87,752         8,175       123,147        32,175
  Impairment loss                          532,473             -       532,473             -
                                       ------------  ------------  ------------  ------------

    Total other expense                    620,225         8,175     1,666,880        32,175
                                       ------------  ------------  ------------  ------------

Net loss                               $(3,086,457)  $   (26,739)  $(5,869,272)  $  (255,849)
                                       ============  ============  ============  ============


Basic and diluted net loss per common
  share                                $     (0.08)  $      0.00   $     (0.15)  $     (0.03)
                                       ============  ============  ============  ============

Basic and diluted weighted average
  shares outstanding                    41,109,928    10,000,578    40,347,853    10,000,578
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

                                                SHADOWS BEND DEVELOPMENT, INC.

                              UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                        -------------



                                         COMMON STOCK        ADDITIONAL  UNISSUED
                                  -------------------------   PAID-IN     COMMON    SUBSCRIPTION
                                    SHARES        AMOUNT      CAPITAL     STOCK      RECEIVABLE      DEFICIT        TOTAL
                                  -----------  ------------  ----------  --------  --------------  ------------  ------------
Balance at December 31,
  2001                            38,265,906   $    38,266   $1,080,638  $      -  $           -   $  (551,843)  $   567,061

Common stock issued to acquire
  Holly Hills Corporate
  Services, Inc.                     100,000           100       44,900   155,609              -             -       200,609

Common stock issued to acquire
  Three Oaks Corporation             150,000           150       67,350   451,064              -             -       518,564

Common stock issued in exchange
  for subscription receivable      1,500,000         1,500    1,151,245         -     (1,152,745)            -             -

Common stock issued for
  employee compensation               37,500            37       31,218         -              -             -        31,255

Common stock to be issued in re-
  payment of a note payable to
  a related party                          -             -            -   356,251              -             -       356,251

Stock options issued for
  consulting services                      -             -    1,175,000         -              -             -     1,175,000

Common stock issued for consul-
  ting services                    2,150,000         2,150    2,342,850         -              -             -     2,345,000

Cancellation of shares               (93,662)          (93)          93         -              -             -             -

Net loss                                   -             -            -         -              -    (5,869,272)   (5,869,272)
                                  -----------  ------------  ----------  --------  --------------  ------------  ------------

Balance at September 30, 2002     42,109,744   $    42,110   $5,893,294  $962,924  $  (1,152,745)  $(6,421,115)  $  (675,532)
                                  ===========  ============  ==========  ========  ==============  ============  ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                   ----------


                                                              NINE MONTHS ENDED
                                                      --------------------------------
                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                           2002             2001
                                                      ---------------  ---------------

Cash flows from operating activities:
  Net loss                                            $   (5,869,272)  $     (255,849)
  Adjustments to reconcile net loss to net cash
    provided by (used by) operating activities             5,904,148          224,232
                                                      ---------------  ---------------

      Net cash provided by (used by) operating
        activities                                            34,876          (31,617)
                                                      ---------------  ---------------

Cash flows from investing activities:
  Capital expenditures                                             -           26,350
                                                      ---------------  ---------------

      Net cash used by investing activities                        -          (26,350)
                                                      ---------------  ---------------

Cash flows from financing activities:
  Proceeds from notes payable                                      -          207,000
  Payments of notes payable                                  (30,218)        (150,000)
                                                      ---------------  ---------------

      Net cash provided by (used by) financing
        activities                                           (30,218)          57,000
                                                      ---------------  ---------------
Net increase (decrease) in cash and cash equivalents           4,658             (967)

Cash and cash equivalents at beginning of period               1,387            1,051
                                                      ---------------  ---------------

Cash and cash equivalents at end of period            $        6,045   $           84
                                                      ===============  ===============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   ----------


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


2.   INTERIM  FINANCIAL  STATEMENTS
     ------------------------------

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the respective full years.

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

                                   ----------


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

     During the quarter ended September 30, 2002, the Company issued 2,150,000 shares of common stock for consulting services and recognized compensation expense related to the issuance of $2,345,000.


                                    Continued

                         SHADOWS BEND DEVELOPMENT, INC.

                    (A CORPORATION IN THE DEVELOPMENT STAGE)

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED

                                   ----------


7.   STOCKHOLDERS'  EQUITY,  CONTINUED
     ---------------------------------

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


8.   GOING  CONCERN  CONSIDERATION
     -----------------------------

     Since its inception, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the nine months ended September 30, 2002 and 2001, the Company incurred net losses of $(5,869,272) and $(255,849), respectively. At September 30, 2002, the Company had negative working capital of $(2,690,586). These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Company is currently considering a public sale or private placement of its common stock if an active trading market for its existing outstanding shares can be established. The Company is also exploring conventional loans or a loan from the Department of Housing and Urban Development ("HUD") for construction of its facilities. However, such sources of funding may be unavailable. The Company's long-term viability as a going concern is dependent on certain key factors as follows:

     - The ability of the Company to obtain adequate sources of funding to continue the implementation of its business strategy. Sources of funding may not be available on terms that are acceptable to the Company and existing stockholders, or may include terms that will result in substantial dilution to existing stockholders.

     - The ability of the Company to find suitable long-term care facilities to establish a revenue base.

     - The ability of the Company to ultimately achieve adequate profitability and strong operating cash flows to sustain its operations.