Form 10KSB
period 2002-12-31
SHADOWS BEND DEVELOPMENT INC
filed 2004-07-20
CIK 1128281

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

               [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2002

                        Commission File Number: 333-56046

                         SHADOWS BEND DEVELOPMENT, INC.
                    (Exact name of registrant in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The number of shares outstanding of the Company's common stock, par value $0.001, as of December 31, 2002 was: 4,311,833.
Documents Incorporated by Reference:
None The Company's revenues in fiscal 2002 were $675,203.
The aggregate market value, as of December 31, 2002, held by non-affiliates was $1,847.28

                         SHADOWS BEND DEVELOPMENT, INC.
                                   FORM 10-KSB

TABLE OF CONTENTS                                                           PAGE
PART I
Item 1.  Business..............................................................2
Item 2.  Properties............................................................4
Item 3.  Legal Proceedings.....................................................4
Item 4.  Submission of Matters to a Vote of Security Holders...................5
PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...............................................................6
Item 6.  Management's  Discussion and Analysis of Financial Condition and
         Results of Operations.................................................7
Item 7.  Financial Statements ................................................10
Item 8.  Changes  in and  Disagreements  With  Accountants  on  Accounting
         and Financial Disclosure.............................................11
PART III
Item 9.  Directors and Executive Officers of the Registrant...................11
Item 10. Executive Compensation...............................................12
Item 11. Security Ownership of Certain Beneficial Owners and
         Management...........................................................13
Item 12. Certain Relationships and Related Transactions.......................13
PART IV
Item 13. Exhibits and Reports on Form 8-K.....................................14

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS  SHADOWS  BEND  ORGANIZATION
Shadows Bend Development, Inc. ("Shadows Ben" or the "Company") began in October 2000, as a result of the reverse acquisition described below, to develop and operate "specialty care" facilities designed to help people diagnosed with Alzheimer's or other related illnesses to manage their lives with the greatest independence and quality. The business plan included the construction and acquisition of resident care facilities for persons afflicted with Alzheimer's or other related dementia diseases. Residents of these facilities are among the four million plus adults in the United States with Alzheimer's or related dementia illnesses that want practical solutions at affordable costs.

Shadows Bend was incorporated under the laws of the State of Idaho on May 25, 1967, for the primary purpose of exploring for commercial silver and zinc deposits. The original name of the company was "Silver Beaver Mining Co., Inc." The Company had owned various unpatented mining claims near Couer d' Alene, Idaho from 1967 until the last mining claim was abandoned in 1997. The claims were abandoned because the company did not have adequate working capital in order to pay the annual maintenance fee of $100 per mining claim to the U.S. Bureau of Land Management. Shadows Bend has offices at 200 Lafayette Street, Suite 750, Baton Rouge, LA 70801.

On or about August 4, 2000, the Company entered into an agreement with Shadows Bend Development, Inc., a privately held Louisiana corporation (the "Louisiana Corporation"), and the shareholders of this entity. At the time the agreement was entered into, the Louisiana Corporation had purchased the land upon which it intended to construct its first Alzheimer's facility, but it had not commenced its principal operations to construct and operate an Alzheimer's facility. The agreement provided that on the closing date the shareholders of the Louisiana Corporation would exchange all of their shares, which in the aggregate totaled 9,187,174 shares, for 9,187,174 post-reverse split shares of the Company, such that the shareholder of the Louisiana Corporation would own approximately 92% of the outstanding stock of the company. Management of the Louisiana Corporation believed at the time that the reverse acquisition of the Company, a publicly held corporation, would provide the Louisiana Corporation the opportunity to create a public market for its stock, thus providing liquidity to the shareholders of the Louisiana Corporation, and, if a public trading market for the stock were to be established, management could more easily persuade underwriters to raise funds for the Company's Alzheimer's projects. The closing of the reorganization agreement was held on October 13, 2000. As a result of the closing of the reorganization agreement, old management resigned in favor of the directors and officers who were designated by the Louisiana Corporation. In connection with the transaction, the Louisiana corporation paid a finder's fee of $150,000 to Milagro Holdings, Inc., an entity controlled by Howard M. Oveson, a principal shareholder of the publicly held company prior to closing, and a finder's fee of $100,000 to Spectrum Financial, Inc.

History of the Louisiana Corporation The Louisiana Corporation was incorporated under the laws of the State of Louisiana on January 20, 2000, under the name "Shadows Bend Development, Inc." and is authorized to engage in any lawful business activity in which corporations formed in this state may engage, either for its own account or for others as agent.

In July 2000 the Louisiana Corporation acquired all of the ownership interests in Diamond Holding, L.L.C., a Louisiana limited liability company which owned the property on which the Company intended to construct its first facility in Baton Rouge, Louisiana. The Louisiana Corporation issued approximately 45.72% of its outstanding stock pro rata to the members of the limited liability company which is now wholly owned by the Louisiana Corporation. These members consisted of Palisade Properties, Inc., a corporation controlled by Adolph and Leonard LaPlace, Thomas H. Normile, and Capital Resource Holding, L.L.C., a limited liability company controlled by J. Byron Bienvenu. Each of these persons exchanged their shares in the Louisiana Corporation on a one-for-one basis for shares of the Company in the reverse acquisition in October 2000.

GENERAL INFORMATION ABOUT SHADOWS BEND DEVELOPMENT
The Company currently has no operations.

On June 1, 2002, the Company purchased Three Oaks Corporation for a total purchase price of $1,824,942. The terms of this transaction included the issuance of 150,000 shares of the Company common stock valued at $67,500, the issuance of a promissory note payable in common stock of the Company of $518,564 and the assumption of liabilities totaling $1,306,378.

On June 1, 2002, the Company also purchased Holly Hills Corporate Services, Inc. for a total purchase price of $878,304. This acquisition was structured in a manner similar to the Three Oaks purchase and included the issuance of 100,000 shares of the Company's common stock valued at $45,000, the issuance of a promissory note payable in common stock of the Company of $200,609 and the assumption of liabilities totaling $677,695.

On December 31, 2002, Three Oaks Corporation and Holly Hills Corporate Services were repossessed for monies owed. The Company agreed to release the properties for delinquent mortgage payments owed to the original lenders.

As indicated above, during 2000 the Company acquired 100% of Diamond Holding LLC ("Diamond"), a company that owned a six-acre tract of land in Baton Rouge, Louisiana. The tract of land, which represented substantially all of the assets of Diamond, was originally part of a plan by the Company to construct an Alzheimer's disease treatment and home health center in Baton Rouge. In connection with the acquisition of Diamond, the six-acre tract of land was independently appraised and recorded at $1,110,000, based upon the appraisal. The acquisition of Diamond was a related party transaction because Diamond was primarily owned and controlled by a 35% stockholder in the Company. At the date of acquisition of Diamond, there was a mortgage on the six-acre tract of land; however, a cancellation of mortgage was filed with the Clerk of Court and Recorder in Baton Rouge, Louisiana on November 10, 2000.

Effective June 1, 2002, a stockholder, holding a note collateralized by the land in Baton Rouge, demanded payment of the note. The Company was unable to repay the note and the land was taken in foreclosure. The Company recognized a loss of $1,011,260 upon surrender of the land.

The Company considered a public sale or private placement of its common stock, but no active trading market for its existing outstanding shares had been established and, accordingly, this option, under a business plan to develop
Alzheimer's care facilities, was remote. The performance of the two acquired facilities was not satisfactory, resulting in delinquencies on existing debt and significantly impacting the Company's ability to obtain additional conventional loans or HUD financing. For these reasons, the Company returned the two acquired companies to their former owners, thereby eliminating the cash demands on the Company. This relegated the Company to the status of a non-operating public shell that could be used to re-capitalize a possibly more attractive operating company. The Company's long-term viability as a going concern is dependent on certain key factors as follows:

     * The ability of the Company to obtain adequate sources of funding to continue operations.

     * The ability of the Company to find a suitable operating company with which to merge.

There can be no assurance that the Company will be successful in obtaining financing or with respect to identifying a viable merger candidate and, if it is successful, as to when such objectives may be achieved.

RISK FACTORS
Going Concern Risk
The Company has had deficits and deficiencies in liquidity, which impaired the ability of the Company to continue as a going concern. In Note #2 to the consolidated financial statements, the Company's independent auditors have indicated that these factors raise substantial doubt about the ability of the Company to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. During the years ended December 31, 2002 and 2001, the Company reported net losses of $(7,512,345) and $(456,318), respectively, and negative cash flows from operations of $(5,309,881) and $(456,318) respectively.

The Company's long-term viability as a going concern is dependent on certain key factors as follows:

     o The ability of the Company to obtain adequate sources of funding to continue operations.

     o The ability of the Company to find a suitable operating company with which to merge.

There can be no assurance that the Company will be successful in obtaining financing or with respect to identifying a viable merger candidate and, if it is successful, as to when such objectives may be achieved.

Implementation of Business Strategy Dependent on Additional Financing
The Company must obtain financing to fund the pursuit of a merger partner and to meet obligations as they become due. Any additional equity financing may be dilutive to the interests of the Company's stockholders. Loan terms, to the extent a lender were identified, would increase the Company's debt service requirements and further restrict operations. There is no assurance that the Company can obtain financing on favorable terms.

FLUCTUATIONS IN MARKET PRICE
The market price of the Company's common stock has fluctuated significantly since it began to be publicly traded in 2002. The inability of the Company to achieve development goals, the inability of the Company to profitably complete projects, and the inability of the Company to raise sufficient operating capital were contributing factors in the fluctuation of the market price.

RECENT FINANCING
The Company has made multiple efforts to secure equity and/or restructure its debt in order to maintain its acquired operations that were unsuccessful and lead to the disposition of those transactions as described herein.

EMPLOYEES
As of July 6, 2004 Shadows Bend Development has 1 full-time employee.

ITEM 2. DESCRIPTION OF PROPERTY
Since 2000, the Company's administrative offices have been located at 200 Lafayette Street, Suite 750, Baton Rouge, LA 70801. The Company rents a 1,456 square foot facility at this location in Baton Rouge, Louisiana, at a cost of approximately $1,000 per month. The rental agreement is month-to-month and may be terminated by either party upon thirty days' prior written notice.

ITEM 3.  LEGAL  PROCEEDINGS
From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.

The Company is a defendant in a lawsuit filed on August 12, 2002 in the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana, by Jaguar International for payment of services rendered, and repayment of monies purportedly lent to the Company. The Company received no funds from Jaguar and filed an answer and reconvention demand for damages and injunctive relief against Jaguar. The Company believes this suit is without merit, that the Company will prevail should the litigation continue, and that the litigation will have no material adverse affect on the Company.

ITEM 4.  SUBMISSION  OF  MATTERS  TO A VOTE OF  SECURITY  HOLDERS
Shadows Bend Development held its Annual Meeting of Shareholders on November 11, 2002. Michael Sciacchetano and Ivan Galindo were elected as Directors.

The following items were also voted upon:

Proposal Number Two - APPOINTMENT OF AUDITORS:
On May 3, 2002 the Company appointed the accounting firm of Ham, Langston & Brezina as the Company's independent accountants to examine the Company's financial statements for the year ended December 31, 2002.

This proposal received 22,494,105 affirmative votes and 23,612 negative votes.

Proposal Number Three - APPROVAL OF 2002 STOCK OPTION AND GRANT PLAN:
Here is a summary of the significant terms of the Plan approved by us on January 30, 2002.


Total Number of Shares Covered     5,000,000 shares
Administration                     Board of Directors administers the Plan
Eligible Persons                   Officers, key employees and other individual
                                   who may not be employees but have performed
                                   bona fide services to the Company.
Exercise Price                     Generally the closing price of the Company's
                                   stock on the date the Company grant the
                                   option, but could be lower.
Terms of Options                   Generally 10 years, but could be shorter
Exercise of Options                The holder of an option can choose to pay the
                                   exercise price of the option in cash, with
                                   the Company's common stock (valued at the
                                   closing price of the common stock on the
                                   exercise date) or by a cashless exercise. In
                                   a cashless exercise, the option holder
                                   instructs his or her stockbroker to sell the
                                   shares to be acquired upon exercise of the
                                   option and pay the exercise price to the
                                   Company.
Transferability                    Options are not transferable expect by will
                                   or by the laws of descent and distribution.
Term of Plan                       The Plan will expire on January 30, 2012,
                                   unless terminated earlier.

This proposal received 16,649,387 affirmative votes and 108,710 negative votes.

Proposal Number Four - STOCK CONSOLIDATION:
A stock consolidation may be required depending upon the situation to ensure better market valuation of the Corporation's common stock. The shareholders are therefore asked to pass a special resolution authorizing directors to consolidate the issued capital of the Corporation such that one share be issued in exchange for up to ten old issued common shares of the Corporation, at their sole discretion within the next Annual Meeting.

This proposal received 22,382,218 affirmative votes and 114,841 negative votes.

Proposal Number Five - ACQUISITIONS:
Three Oaks Corporation is a 60+ bed Alzheimer care facility now operating in the state of Florida. Holly Hills Corporate Services is a room and board facility now operating in the State of Illinois. The shareholder's are therefore asked to pass a special resolution ratifying the acquisitions and approving other acquisitions of similar Alzheimer dementia-care facilities.

This proposal received 16,739,490 affirmative votes and 29,100 negative votes.

Proposal Number Six - STOCK ISSUANCE FOR CONSULTING AND OTHER SERVICES: It may be beneficial to the Corporation to offer shares to its consultants or contractors in payment of services rendered. Such issuance allows the Corporation to conserve funds for investment and other business operations and retain highly skilled and qualified consultants. It is Management's belief that it can successfully negotiate with its consultants and contractors for full or partial payment for service fees with shares. The shareholders are therefore asked to pass a resolution authorizing the directors to issue such shares in compliance with the United States Securities and Exchange Commission Act 1933 (Form S-8).

This proposal received 22,411,988 affirmative votes and 83,384 negative votes.

Proposal Number Seven - COMPENSATION PACKAGES FOR DIRECTORS:
Management believes it is fair to compensate those directors, who rendered services, in the form of shares and payment of salaries or back salaries. Such compensation will help directors' continuing commitment to the Corporation and provide further incentive. The shareholders are asked to pass a resolution approving issuance of shares to the directors for services rendered and to ratify issuances to date, as well as for payment of additional salaries or back salaries as needed.

This proposal received 22,373,513 affirmative votes and 115,097 negative votes.

Proposal Number Eight - APPLICATION TO THE BBX:
The Bulletin Board Exchange (BBX) is scheduled to launch in the second quarter of 2003, pending approval by the Securities and Exchange Commission. The BBX will begin to accept applications on November 1, 2002 (date dependent on SEC approval). The shareholders are asked to pass a resolution approving the application to the Bulletin Board Exchange.

This proposal received 22,469,896 affirmative votes and 23,116 negative votes.

Proposal Number Nine - FORMATION OF AN AUDIT COMMITTEE:
In order to list on the BBX, issuers will be required to create an audit committee, a majority of which cannot be comprised of non-independent directors. The shareholders are asked to pass a resolution approving the formation of an Audit Committee.

This proposal received 22,494,012 affirmative votes and 21,596 negative votes.

Proposal Number Ten - DIVIDEND ISSUANCE:
To improve trading liquidity and broaden ownership, the board of directors approved a dividend payment on January 23, 2002. Shadows Bend shareholders received two additional shares for every one share of Shadows Bend common stock held on the record date. The effective date for the dividend was February 5, 2002, to shareholders of record as of the close of the market on January 29, 2002. Shareholders are asked to pass a resolution ratifying dividend issuance.

This proposal received 22,439,194 affirmative votes and 53,881 negative votes.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
As of December 31, 2002, Shadows Bend had 4,311,833 shares of common stock outstanding and had approximately 574 certificate stockholders of record.

Since January 2002, the Company ('Registrant") has been publicly traded under the symbol "SBDV" on the OTC Bulletin Board which is operated under the supervision of the National Association of Securities Dealers, Inc. The OTC Bulletin Board is a securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise market makers generally dealing in "penny stocks", independent dealers who commit capital and stocks and compete with each other for orders. The OTC Bulletin Board has adopted rules that require companies quoted on its system to be current in their reporting obligations to the SEC, among other things. The Securities and Exchange Commission has adopted rules, such as Rule l5c2-6, which impose restrictions on a broker-dealer's ability to trade in penny stocks. Prior to this, the Company's stock was not traded. Registrant is authorized to issue 50,000,000 Common Shares.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2001 and 2002. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                     Period            High             Low

                                                     2001
                           First Quarter
                           Second Quarter            Information for this time period


                           Third Quarter             was not readily available for
                           Fourth Quarter            inclusion in this report.

                                                     2002
                           First Quarter                               14.50            12.50
                           Second Quarter                               2.00             1.20
                           Third Quarter                                0.50             0.50
                           Fourth Quarter                              0.001            0.001

The bid price of the Company's common stock was $N/A per share on July 6, 2004.

THE COMPANY'S TRANSFER AGENT AS OF JULY 6, 2004 IS:
                           Interstate Transfer Company
                           6084 S. 900 E., Suite 101
                           Salt Lake City, UT 84121


DIVIDENDS
The Company presently intends to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon: the amount of funds legally available, the Company's earnings; financial condition; and capital requirements. The Board of Directors has determined, based on the capital needs of the Company, that there will likely not be cash dividends in the foreseeable future.


                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
The following is a discussion of the Company's financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-KSB.

FORWARD-LOOKING INFORMATION-GENERAL
This report contains a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance including statements regarding the Company's projections. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", "expects", "intends", "future", "plans", "targets" and similar expressions identify forward-looking statements. Readers are cautioned to not place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof the Company undertakes no obligation to publicly revise these forward-looking statements, to reflect events or circumstances that may arise after the date hereof. Additionally, these statements are based on certain assumptions that may prove to be erroneous and are subject to certain risks including, but not limited to, the Company's dependence on limited cash resources, and its dependence on certain key personnel within the Company. Accordingly, actual results may differ, possibly materially, from the predictions contained herein.

GENERAL
Shadows Bend was founded to develop and operate "specialty care" facilities designed to help people diagnosed with Alzheimer's or other related illnesses to manage their lives with the greatest independence and quality. The business plan included the construction and acquisition of resident care facilities for persons afflicted with Alzheimer's or other related dementia diseases. Residents of these facilities are among the four million plus adults in the United States with Alzheimer's or related dementia illnesses that want practical solutions at affordable costs.

The Company currently has no operations.

On June 1, 2002, the Company purchased Three Oaks Corporation for a total purchase price of $1,824,942. The terms of this transaction included the issuance of 150,000 shares of the Company common stock valued at $67,500, the issuance of a promissory note payable in common stock of the Company of $518,564 and the assumption of liabilities totaling $1,306,378.

On June 1, 2002, the Company also purchased Holly Hills Corporate Services, Inc. for a total purchase price of $878,304. This acquisition was structured in a manner similar to the Three Oaks purchase and included the issuance of 100,000 shares of the Company's common stock valued at $45,000, the issuance of a promissory note payable in common stock of the Company of $200,609 and the assumption of liabilities totaling $677,695.

On December 31, 2002, Three Oaks Corporation and Holly Hills were repossessed for monies owed. Shadows Bend agreed to release the properties for delinquent mortgage payments owed to the original lenders.

During 2000 the Company acquired 100% of Diamond Holding LLC ("Diamond"), a company that owned a six-acre tract of land in Baton Rouge, Louisiana. The tract of land, which represented substantially all of the assets of Diamond, was originally part of a plan by the Company to construct an Alzheimer's disease treatment and home health center in Baton Rouge. In connection with the acquisition of Diamond, the six-acre tract of land was independently appraised and recorded at $1,110,000, based upon the appraisal. The acquisition of Diamond was a related party transaction because Diamond was primarily owned and controlled by a 35% stockholder in the Company. At the date of acquisition of Diamond, there was a mortgage on the six-acre tract of land; however, a cancellation of mortgage was filed with the Clerk of Court and Recorder in Baton Rouge, Louisiana on November 10, 2000.

Effective June 1, 2002, a stockholder, holding a note collateralized by the land in Baton Rouge, demanded payment of the note. The Company was unable to repay the note and the land was taken in foreclosure. The Company recognized a loss of $1,011,260 upon surrender of the land.

The Company considered a public sale or private placement of its common stock, but no active trading market for its existing outstanding shares had been established and, accordingly, this option, under a business plan to develop
Alzheimer's care facilities, was remote. The performance of the two acquired facilities was not satisfactory, resulting in delinquencies on existing debt and significantly impacting the Company's ability to obtain additional conventional loans or HUD financing. For these reasons, the Company returned the two acquired companies to their former owners, thereby eliminating the cash demands on the Company. This relegated the Company to the status of a non-operating public shell that could be used to re-capitalize a possibly more attractive operating Company. The Company's long-term viability as a going concern is dependent on certain key factors as follows:

     * The ability of the Company to obtain adequate sources of funding to continue operations.

     * The ability of the Company to find a suitable operating company with which to merge.

There can be no assurance that the Company will be successful in obtaining financing or with respect to identifying a viable merger candidate and, if it is successful, as to when such objectives may be achieved.

RESULTS OF OPERATIONS
On June 1, 2002, Shadows Bend purchased Three Oaks Corporation ("Three Oaks") and Holly Hills Corporate Services, Inc. ("Holly Hills") for stock and the assumption of liabilities. Shadows Bend Court in Pensacola, Florida and Holly Hills were foreclosed on December 31, 2002 due to mortgage debt not being serviced by the Company. The previous owners were guarantors of the debt and have taken repossession of the property to avoid bank foreclosure.

COMPARISON OF YEAR ENDED  DECEMBER 31, 2002 TO YEAR ENDED  DECEMBER 31, 2001
For the years ended December 31, 2002 and 2001, the Company had no revenue from continuing operations. However, operating expenses increased from $415,968 for the year ended December 31, 2001 to $4,907,700 for the year ended December 31, 2002. These expenses included a $3,520,000 increase in consulting expenses and other expenses associated with the operation of two facilities.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the twelve months ended December 31, 2002 and 2001, the Company incurred net losses of $(5,972,188) and $(456,318), respectively. At December 31, 2002, the Company had negative working capital of $(2,690,586). These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company's long-term viability as a going concern is dependent on certain key factors as follows:

     * The ability of the Company to obtain adequate sources of funding to continue operations.

     * The ability of the Company to find a suitable operating company with which to merge.

There can be no assurance that the Company will be successful in obtaining financing or with respect to identifying a viable merger candidate and, if it is successful, as to when such objectives may be achieved.

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

ACCOUNTING MATTERS AND RECENTLY ISSUED PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 142 did not have any impact on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after July 15, 2002. The implementation of SFAS No. 143 did not have any impact on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 is not expected to have any impact on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. SFAS No. 146 was followed for 2002 disposal activities.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim consolidated financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company continues to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company began following the disclosure requirements of SFAS No. 148 in January 2003.

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grand fathered and will not be recognized on the balance sheet. The implementation of FIN No. 45 did not have any impact on the Company's results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after July 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The implementation of FIN No. 46 did not have any impact on the Company's results of operations or financial position.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company are set forth beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On May 3, 2002, Shadows Bend Development, Inc. (the "Company") dismissed its independent auditor, Clyde Bailey, PC ("Clyde Bailey, PC") and engaged the services of Ham, Langston & Brezina, LLP, Certified Public Accountants of Houston, Texas ("Ham, Langston & Brezina") as its new independent auditors for its current fiscal year, ending December 31, 2002. The Company's Board (the "Board") authorized the dismissal of Clyde Bailey, PC and the engagement of Ham, Langston & Brezina.

During the two most recent fiscal years of the Company ended December 31, 2001, and the subsequent interim period through May 3, 2002, there were no disagreements between the Company and Clyde Bailey, PC under Item 304(a)(1)(iv) or on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Clyde Bailey, PC's satisfaction, would have caused Clyde Bailey, PC to make reference to the subject matter of the disagreement in connection with its reports; and there were no reportable events described under Item 304(1)(v) of Regulation S-B.

The audit reports of Clyde Bailey, PC on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The financial statement which accompanies the Company's Form 10-KSB for the year ended December 31, 2001 and that were filed with the Securities and Exchange Commission on April 18, 2002 did contain a going concern disclosure stating that the financial statements were prepared based on the assumption that the Company would continue as a going concern. A letter from Clyde Bailey, PC is attached hereto as Exhibit 16.1, indicating its concurrence with the disclosures in this and the preceding paragraph.

During the two most recent fiscal years of the Company ended December 31, 2001, and the subsequent interim period through May 3, 2002, the Company did not consult with Ham, Langston & Brezina regarding either the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Ham, Langston & Brezina, LLP provided the Company a written report or oral advice regarding such principles or audit opinion.

ITEM 8A. CONTROLS AND PROCEDURES
Michael Sciacchetano, the Company's Chief Executive Officer and Acting Chief Accounting Officer, has concluded that the Company's disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-KSB. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company, as of December 31, 2002 are set forth below. The directors hold office for their respective term and until their successors are duly elected. The officers serve at the will of the Board of Directors.

Directors and Executive Officers

Set forth below is the names, ages, and positions of the executive officers and directors of the Company

    Name                          Age        Office
    Michael Sciacchetano          35         President, Director and Principal
                                             Financial Accounting Officer
    Ivan Galindo                  24         Director

MICHAEL SCIACCHETANO has served as President and Director of Shadows Bend Development since its inception in January 2000. From September 1999 until present he has been the president and CEO of Holly Hills Corporate Services, an assisted living facility structured for the care of Alzheimer residents located in Marion, Illinois. From August 1997 until present he has also been the president of Trace Resources, a company which manages healthcare facilities, diagnostic imaging companies and home care agencies. From 1993 until 1997 he was the administrator and owner of Southern Nursing Home Care, a 200+ patient home health agency.

IVAN GALINDO has served as Director since September 2002. He is currently vice president of marketing for the Rogo Letter with an emphasis on the development of new business. He has held this position since January of 2002. Prior to that position he managed the cleaning operation and marketing for a commercial cleaners from 1998 through December 2001. The Rogo Letter was retained by Shadows Bend Development.

All officers and directors listed above will remain in office until the next annual meeting of the Company's stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. The Company has not compensated the Company's Directors for service on the Company's Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of the Company's Board of Directors and/or any committee of the Company's Board of Directors. Officers are appointed annually by the Company's Board of Directors and each Executive Officer serves at the discretion of the Company's Board of Directors. The Company does not have any standing committees. The Company's Board of Directors may in the future determine to pay Directors' fees and reimburse Directors for expenses related to their activities.

None of the Company's Officers and/or Directors have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

Certain Legal Proceedings

No existing director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of activity provided by the Company's transfer agent, there have been no changes regarding Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which requires the Company's officers, directors and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the SEC and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers
There was no compensation awarded to, earned by, or paid to any named executive officer by any person for services rendered in any capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2002.

There were no employment agreements with any of the Company's executive officers. Each of the officers is currently providing hourly consulting services to the Company through Trace Resources LLC, an entity controlled by Michael Sciacchetano, an officer, director, and principal shareholder of the Company. Management believes that the fees being charged for the consulting work are at or below fees that would be charged by outside, unrelated consultants. The fees for these services, which at December 31, 2002, totaled approximately $72,000 is being accrued and will be paid when, and if, the Company is able to secure funding for its operations. It is anticipated that if the Company is able to secure funding to construct and operate its first facility, each of the executive officers would cease providing consulting services, would become full-time employees, and would receive compensation commensurate with industry standards. It is also anticipated that each would negotiate and enter into an employment agreement, which would also cover the services thereafter rendered for the Louisiana Corporation and any other future subsidiary. The Company will be adopting a stock option and/or stock benefit plan for its employees, directors, and consultants in 2002.

Compensation of Directors
Directors are permitted to receive fixed fees and other compensation for their services as directors. The board of directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in their capacity as directors. There is no current compensation plan or arrangement for the directors' services.

ITEM 11. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT
Based upon information received from the persons concerned, each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, each director, each of the Company's executive officers and all of the Company's directors and executive officers as a group, owned beneficially as of July 6, 2004, the number and percentage of outstanding shares of the Company's Common Stock indicated in the following table:


                  Name and Address of
                  Beneficial Owner                   Number of Shares (1)       Percentage (2)


                  Michael W. Sciacchetano                 3,110,374                51.7%
                  200 Lafayette Street
                  Suite 200
                  Baton Rouge, LA 70821

                  Executive officers and
                  directors as a group
                  (1 person)                               3,110,374                51.7%

                  Palisade Properties, Inc.                1,058,400                17.6%
                  Leonard LaPlace
                  Adolph LaPlace
                  6989 Menlo Dr.
                  Baton Rouge, LA 70808


(1) Unless otherwise indicated, all shares are held directly with sole voting and investment power.
(2) Based on 6,016,054 shares of the Company's Common Stock issued and outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
In connection with the closing of the reverse acquisition of the Company by the Louisiana Corporation in October 2000, the Louisiana Corporation paid a finder's fee of $150,000 to Milagro Holdings, Inc., one of the selling shareholders and a shareholder owning in excess of 5% of the outstanding common shares. In December 2000 the Company borrowed $50,000 from Three Oaks Manor, Inc., an entity controlled by Michael Sciacchetano, an officer, director, and principal shareholder of the Company, and issued a promissory note to the lender. The note is non-interest bearing, but includes a service fee of $10,000. In addition the Company have agreed to issue 20,000 shares to the lender. The principal amount of the loan, the service fee, and the stock are due on or before January 2, 2003. These funds were used to repay, in part, the $150,000 borrowed in April 2000.

Trace Resources LLC, an entity controlled by Michael Sciacchetano, an officer, director, and principal shareholder of the Company, provides consulting services to the Company in connection with the planning and development of its first facility. Each of the officers provides consulting services to the Company through this entity. For the year ended December 31, 2002, the Company had accrued approximately $72,000 to Trace Resources for these consulting services. Trace Resources has agreed not to seek payment of these fees until the Company has received funding for the first facility. The parties have agreed that this consulting arrangement will continue, and fees will continue to accrue, until the funding is received, at which time each of the officers would become full-time employees.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         a. Documents Filed with Report

            1. Financial Statements

               The financial statements listed on the accompanying Index to Financial Statements are filed as part of this Report.

            2. Exhibits

   Exhibit No.         Description of Exhibit                               Page

     31.1              Certification of Chief Executive Officer              E-2
                       Pursuant to Rule 13a-14(a) under the
                       Securities Exchange Act of 1934(1)

     31.2              Certification of Chief Executive Officer              E-4
                       Pursuant to Rule 13a-14(a) under the
                       Securities Exchange Act of 1934(1)

     32                Certification Pursuant to Rule 13a-14(b)              E-6
                       under the Securities Exchange Act of 1934
                       and Section 1350 of Chapter 63 of Title 18
                       of United States Code (1)


   (1)  Filed or, in the case of Exhibit 32, furnished herewith.

        b. Reports on Form 8-k

           1. None

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
         WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM for the year ended December 31, 2002 and 2001

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________

                                                                            Page

Reports of Independent Registered Public Accounting Firm                     F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31, 2002                         F-5

  Consolidated Statement of Operations for the years ended
    December 31, 2002 and 2001                                               F-6

  Consolidated Statement of Stockholders' Equity for the
    years ended December 31, 2002 and 2001                                   F-7

  Consolidated Statement of Cash Flows for the years ended
    December 31, 2002 and 2001                                               F-9

Notes to Consolidated Financial Statements                                  F-10

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders
Shadows Bend Development, Inc.


We have audited the accompanying consolidated balance sheet of Shadows Bend Development, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shadows Bend Development, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and has a net capital deficiency at December 31, 2002 that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                    /s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
July 10, 2004,

             Report of Independent Registered Public Accounting Firm



To the Board of Directors and Stockholders
Shadows Bend Development, Inc.


I have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Shadows Bend Development, Inc. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no viable operations to date and little or no tangible assets that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                               /s/ Clyde Bailey P.C.

Houston, Texas
March 30, 2002

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2002
                                   __________

     ASSETS

Current assets:
  Cash and cash equivalents                                                                             $     -

    Total current assets                                                                                      -

      Total assets                                                                                      $     -


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                                          31,178
  Accounts payable to related parties                                                                      142,686

    Total current liabilities                                                                              173,864

Stockholders' equity:
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 4,311,833 shares issued and outstanding                                                      4,312
  Additional paid-in capital                                                                             7,886,012
  Accumulated deficit                                                                                   (8,064,188)

    Total stockholders' equity                                                                            (173,864)

      Total liabilities and stockholders' equity                                                         $     -




































                 The accompanying notes are an integral part of
                    These consolidated financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 for the years ended December 31, 2002 and 2001
                                   __________



                                                                                            2002             2001


Loss from operation of discontinued
  long-term health segment                                                              $(7,512,345)      $  (456,318)

Net loss                                                                                $(7,512,345)      $  (456,318)


Basic and diluted net loss per common share                                             $     (1.77)      $     (0.42)

Basic and diluted weighted average shares outstanding                                     4,034,785         1,083,303











































                 The accompanying notes are an integral part of
                    These consolidated financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
  UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 for the years ended December 31, 2002 and 2001
                                   __________

                                                                   Additional    Unissued
                                         Common Stock                Paid-In      Common      Subscription   Accumulated
                                      Shares         Amount          Capital      Stock        Receivable     Deficit        Total

Balance at December 31, 2000        3,000,173      $  3,001       $  763,199   $     -       $      -         $(95,525      $670,675

Common stock issued for consul-
  ting services                       826,417           826          351,878         -              -             -          352,704

Net loss                                 -             -                -            -              -         (456,318)    (456,318)

Balance at December 31, 2001        3,826,590         3,827        1,115,077         -              -         (551,843)      567,061

Common stock issued to acquire
  Holly Hills Corporate
  Services, Inc.                       10,000            10           44,990      155,609           -              -         200,609

Common stock issued to acquire
  Three Oaks Corporation               15,000            15           67,485      451,064           -              -         518,564

Adjustment of purchase price for
  Stock not issued                       -             -                -        (606,673)          -              -       (606,673)

Common stock issued in exchange
  for subscription receivable         150,000           150        1,152,595         -        (1,152,745)          -             -

Subscription receivable treated
  as compensation                        -             -                -            -         1,152,745           -       1,152,745

Common stock issued for
  employee compensation               103,750           103           31,058         -              -              -          31,161

Common stock to be issued in re-
  payment of a note payable to
  a related party                        -             -                -         356,251           -              -         356,251

Cancellation of debt to related
  party without issuance of
  common stock                           -              -             356,251    (356,251)         -               -             -

Stock options issued for
  consulting services                     -             -           1,175,000        -              -              -       1,175,000

Common stock issued for consul-
  ting services                        215,000           215        2,344,785        -              -              -       2,345,000




                 The accompanying notes are an integral part of
                    These consolidated financial statements.
                                   (Continued)

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
  UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 for the years ended December 31, 2002 and 2001
                                   __________

                                                                Additional    Unissued
                                         Common Stock            Paid-In       Common       Subscription  Accumulated
                                      Shares         Amount      Capital       Stock         Receivable      Deficit
Cancellation of shares                   (8,507)        (8)            8          -               -             -              -
Capital contribution upon
  Return of Holly Hills Corporate
  Services, Inc. and Three Oaks
  Corporation to former owners              -            -      1,598,763          -              -              -        1,598,763

Net loss                                    -            -           -             -              -         (7,512,345)  (7,512,345)

Balance at December 31, 2002          4,311,833   $  4,312     $7,886,012    $     -        $     -        $(8,064,188)  $ (173,864)



































                 The accompanying notes are an integral part of
                    These consolidated financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 for the years ended December 31, 2002 and 2001
                                   __________


                                                                                        2002                  2001

Cash flows from operating activities:
  Net loss                                                                          $(7,512,345)          $  (456,318)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities
      Loss from operation of discontinued long-term
        health segment                                                                7,512,345               456,318
                                                                                           -                     -

      Net cash provided (used) by continuing operations                                    -                     -
      Net cash provided (used) by discontinued operations                                36,484               (29,594)

        Net cash provided (used) by operating activities                                 36,484               (29,594)

Cash flows from investing activities:
  Capital expenditures                                                                     -                  (27,070)

                                                                                           -                  (27,070)
      Net cash provided (used) by continuing operations                                    -                     -
      Net cash provided (used) by discontinued operations                                  -                  (27,070)

        Net cash used by investing activities                                              -                  (27,070)

Cash flows from financing activities:
  Proceeds from notes payable                                                              -                   57,000
  Payments of notes payable                                                             (37,871)                 -

                                                                                        (37,871)               57,000
      Net cash provided (used) by continuing operations                                    -                     -
      Net cash provided (used) by discontinued operations                               (37,871)               57,000

        Net cash provided (used) by financing activities                                (37,871)               57,000


Net increase (decrease) in cash and cash equivalents                                     (1,387)                  336

Cash and cash equivalents at beginning of period                                          1,387                 1,051

Cash and cash equivalents at end of period                                          $      -              $     1,387






















              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.     Organization and Summary of Significant Accounting Policies

       Shadows Bend Development, Inc. (the "Company") is a Nevada Corporation that was previously involved in an effort to buy or develop long-term care facilities equipped for the care of Alzheimer patients; however, on December 31, 2002, those efforts were discontinued and the Company disposed of all operations associated with long-term care. The Company was established in its current form in an August 4, 2000 recapitalization transaction with Silver Beaver Mining Company, Inc. The Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 because the Company had devoted substantially all of its efforts to capital raising efforts and the establishment of a new business. The Company commenced planned principal operations commenced upon acquisition of Three Oaks Corporation and Holly Hills Corporate Services, Inc., however, lack of funding resulted in those operations ceasing (See Note 5).

       Following is a summary of the Company's significant accounting policies:

       Significant Estimates

       The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from estimates making it reasonably possible that a change in the estimates could occur in the near term.

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant inter-company accounts and transactions.

       Concentrations of Credit Risk

       Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with major financial institutions selected based upon management's assessment of the banks' financial stability. Balances periodically exceed the $100,000 federal depository insurance limit. The Company has not experienced any losses on deposits. Accounts receivable generally arise from services to customers in Florida and Louisiana. Collateral is generally not required for credit granted. The Company provides an allowance for potential credit losses when necessary.

       Cash and Cash Equivalents

       The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased, to be cash equivalents.

       Property and Equipment

       Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 7 years for fixtures and equipment and 30 years for buildings. Additions or improvements that increase the value or extend the life of an asset are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. Disposals are removed from the accounts at cost less accumulated depreciation and any gain or loss from disposition is reflected in operations currently. All Company assets were either repossessed or returned to their previous owners in 2002

       Impairment of Long-Lived Assets

       In the event facts and circumstances indicate the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.     Organization and Summary of Significant Accounting Policies, continued

       Impairment of Long-Lived Assets, continued

       Management periodically evaluates the carrying value of long-lived assets. The evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to its carrying amount. Such an evaluation was used to determine that an impairment write-down of certain long-lived assets was necessary in the third quarter in 2002 (See Note 4).

       Income Taxes

       The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

       Stock-Based Compensation

       Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") established financial accounting and reporting standards for stock-based employee compensation plans. It defined a fair value based method of accounting for an employee stock option or similar equity instrument and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for compensation cost for stock option plans in accordance with APB Opinion No. 25.

       Loss Per Share

       Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2002 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share were identical for the period from inception, August 13, 2002, to December 31, 2002.

       Fair Value of Financial Instruments

       The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

       Comprehensive Income (Loss)

       The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which requires a company to display an amount representing comprehensive income as part of the Company's basic consolidated financial statements. Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's consolidated financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income and net income are identical.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.     Organization and Summary of Significant Accounting Policies, continued

       Recently Issued Accounting Pronouncements

       In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets, and in certain cases reclassify certain intangible assets into goodwill. SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 142 did not have any impact on the Company's results of operations or financial position.

       In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 did not have any impact on the Company's results of operations or financial position.

       In August 2001, the FASB issued SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 related to: (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed by sale. It provides more guidance on estimating cash flows when performing recoverability tests, requires long-lived assets to be disposed of other than by sale to be classified as held and used until disposal, and establishes more restrictive criteria to classify long-lived assets as held for sale. In addition, SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. However, it retains the basic provisions of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of a discontinued operation to a component of an entity. The implementation of SFAS No. 144 did not have any impact on the Company's results of operations or financial position.

       In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. The implementation of SFAS No. 146 did not have any impact on the Company's results of operations or financial position.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.     Organization and Summary of Significant Accounting Policies, continued

       Recently Issued Accounting Pronouncements, continued

       In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure  about the  effects  on  reported  net  income of an  entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim consolidated financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company began following the disclosure requirements of SFAS No. 148 beginning in January 2003.

       In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grand-fathered and will not be recognized on the balance sheet. The implementation of FIN No. 45 did not have any impact on the Company's results of operations or financial position.

       In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities." FIN No. 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The implementation of FIN No. 46 did not have any impact on the Company's results of operations or financial position.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________



2.     Going Concern Consideration

       Since its inception, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the years ended December 31, 2002 and 2001, the Company incurred net losses of $(7,512,345) and $(456,318), respectively. At December 31, 2002, the Company had negative working capital of $(173,864) and a stockholders' deficit of $(173,864). These factors raise substantial doubt about the Company's ability to continue as a going concern.

       The Company has considered a public sale or private placement of its common stock, but no active trading market for its existing outstanding shares has been established. The Company has abandoned its plan to develop Alzheimer's care facilities because the performance of the two facilities acquired on June 1, 2002 (See Note 3) was not satisfactory, resulting in delinquencies on exiting debt and prompting the Company, on December 31, 2002, to return the two companies acquired during 2002 to the former owners, thereby eliminating the cash demands on the Company. This action returned the Company to the status on a non-operating public shell that can be used to re-capitalize a possibly more attractive operating Company. The Company's long-term viability as a going concern is dependent on certain key factors as follows:

       * The ability of the Company to obtain adequate sources of funding to continue current operations.


       * The ability of the Company to find suitable operating company with which to merge.


3.     Discontinued Operations

       Following is an analysis of the Company's discontinued operations for the years ended December 31, 2002 and 2001:

       Revenue                                                                  $   675,203      $      -

       Operating expenses:
         Residence operating expenses                                               700,332             -
         General and administrative expenses                                        510,964           97,454
         Consulting expenses                                                      5,060,157          318,514
         Depreciation expense                                                        69,882             -

           Total operating expenses                                               6,341,335          415,968

       Operating loss                                                            (5,666,132)        (415,968)

       Other expenses:
         Loss from repossession of property                                      (1,011,260)            -
         Interest expense                                                          (195,958)          40,350
         Impairment loss                                                           (638,995)            -

           Total other expense                                                   (1,846,213)          40,350

       Net loss                                                                 $(7,512,345)     $  (456,318)

       Following is an analysis of the assets and liabilities surrendered upon returning Three Oaks Corporation and Holly Hills Corporate Services, Inc. to the related party predecessor owners from whom the companies were acquired on June 1, 2002. (See Note 4)

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


3.     Discontinued Operations, continued

     Assets:
         Prepaid expenses and other assets                                                       $    4,035
         Deposits                                                                                       685
         Property, net                                                                            1,387,696

             Total assets                                                                         1,392,416

       Liabilities:
         Notes payable                                                                            2,108,591
         Accounts payable                                                                           486,746
         Accounts payable to related parties                                                         13,850
         Accrued liabilities                                                                        381,992

           Total liabilities                                                                      2,991,179

       Net liabilities upon surrender of Three Oaks and Holly Hills                              $1,598,763

       The net liabilities upon surrender of Three Oaks and Holly Hills was treated as a capital contribution because a 50% stockholder in both Three Oaks and Holly Hills is also an officer and major stockholder of the Company.


4.     Acquisitions

       On June 1, 2002, the Company purchased Three Oaks Corporation ("Three Oaks") for a total purchase price of $1,824,942. This acquisition was achieved through the issuance of 150,000 shares of the Company common stock valued at $67,500, the issuance of a promissory note payable in common stock of the Company of $518,564 and the assumption of liabilities totaling $1,306,378.

       Under the terms of the promissory note issued in connection with the purchase of Three Oaks, the note shall be repaid through the issuance of common stock of the Company, using its $0.45 market price on the date of the agreement. The value of 1,002,364 shares of common stock issuable under the promissory notes is presented as unissued common stock in the accompanying statement of stockholders' equity.

       On June 1, 2002, the Company also purchased Holly Hills Corporate Services, Inc. ("Holly Hills") for a total purchase price of $878,304. This acquisition was structured in a manner similar to the Three Oaks purchase and included the issuance of 100,000 shares of the Company's common stock valued at $45,000, the issuance of a promissory note payable in common stock of the Company of $200,609 and the assumption of liabilities totaling $677,695.

       Following  is an  analysis  of the  acquisitions  of Three Oaks and Holly
       Hills:

                                                             Three Oaks         Holly Hills          Total

       Tangible assets acquired                              $1,824,942         $  878,304         $2,703,246


       Liabilities assumed                                   $1,306,378         $  677,695         $1,984,073

       Common stock issued or issuable under
         terms of promissory notes                              518,564            200,609            719,173





                                                             $1,824,942         $  878,304         $2,703,246

       The acquisition of Three Oaks and Holly Hills was a related party transaction because a 50% stockholder in both Three Oaks and Holly Hills is also the chief executive officer/major stockholder of the Company.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________

5.       Property and Equipment

       During 2000 the Company acquired 100% of Diamond Holding LLC ("Diamond"), a company that owned a six-acre tract of land in Baton Rouge, Louisiana. The tract of land, which represented substantially all of the assets of Diamond, was originally part of a plan by the Company to construct an Alzheimer's disease treatment and home health center in Baton Rouge. In connection with the acquisition of Diamond, the six-acre tract of land was independently appraised and recorded at $1,110,000, based upon the appraisal. The acquisition of Diamond was a related party transaction because Diamond was primarily owned and controlled by a 35% stockholder in the Company. At the date of acquisition of Diamond, there was a mortgage on the six-acre tract of land; however, a cancellation of mortgage was filed with the Clerk of Court and Recorder in Baton Rouge, Louisiana on November 10, 2000.

       Effective June 1, 2002, a stockholder, holding a note collateralized by the land in Baton Rouge, demanded payment of the note. The Company was unable to repay the note and the land was taken in foreclosure. The Company recognized a loss of $1,011,260 upon surrender of the land.

       Also effective June 1, 2002, the Company acquired Three Oaks and Holly Hills (See Note 3). The primary asset of Three Oaks is an assisted living facility in Pensacola, Florida and the primary asset of Holly Hills is a multi-unit housing project that the Company planned to convert to an assisted living center. The property and equipment of Three Oaks and Holly Hills was valued at $2,703,246 and, prior to December 31, 2002, was being depreciated over estimated useful lives as detailed in Note 1. Subsequent to the acquisitions, it became apparent to management that the acquisitions were not providing the type of returns that had been anticipated and that substantial additional capital investment would be needed to make the properties economically viable. Accordingly, the Company returned the acquired companies to their previous owners.


6.     Income Taxes

       The composition of deferred tax assets and the related tax effects at December 31, 2002 were as follows:


         Benefit from carryforward of net operating loss                                         $ 78,200

         Less valuation allowance                                                                 (78,200)

           Net deferred tax asset                                                                $   -


       The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


6.     Income Taxes, continued


                                                           2002                             2001
                                                                 Percentage                        Percentage
                                                                 of Pre-Tax                        of Pre-Tax
                                                   Amount           Loss            Amount            Loss

         Benefit for income tax at
           federal statutory rate                $2,554,197           34%           $  155,148          34%
         Non-deductible stock-based
           compensation                          (2,538,437)         (34)
         Increase in valuation                                                         (92,978)        (20)
           Allowance                                (15,760)         ( -)              (62,440)        (14)

           Total                                 $     -               -%           $     -               -%

       At December 31, 2002, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $230,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of net operating losses will expire in various years between 2018 and 2022. The benefit from utilization of net operating loss could be subject to further limitations if significant future ownership changes occur in the Company.


7.     Stockholders' Equity

       Effective February 5, 2002, the Company declared a 3 for 1 stock split for stockholders of record as of January 29, 2002. Effective November 11, 2002, the Company declared a 1 for 10 reverse stock split for stockholders of record as of October 9, 2002. These stock splits have been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts prior to the record date of the splits have been restated to reflect the stock splits on a retroactive basis.

       During the quarter ended March 31, 2002, the Company issued 2,500,000 stock options to consultants for human resources and general business activities for the period from January 1, 2002 to December 31, 2002. The stock options have an exercise price of 50% of the quoted market price at the date of issue and resulted in compensation expense to consultants of $1,175,000 for the quarter ended March 31, 2002. Under the terms of the consulting agreements, the Company was scheduled to issue 1,000,000 additional options under similar terms in the second and third quarters of 2002; however the Company and the consultant had a dispute about the services provided and the agreement was terminated without issuance of additional options.

       During the quarter ended September 30, 2002, the Company issued 2,150,000
       shares  of  common  stock  for   consulting   services   and   recognized
       compensation expense related to the issuance of $2,345,000.

       Effective February 6, 2002, the Company adopted the 2002 Stock Option and Grant Plan (the "Plan") under which the Company may, at the discretion of the Company's board of directors, issue incentive stock options, non-qualified stock options, restricted stock awards and common stock of the Company to compensate employees and consultants. The Company reserved 5,000,000 shares of common stock for issuance under the plan and no awards may be made after January 12, 2012. At December 31, 2002, no grants have been made under the Plan.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________



8.     Related Party Transactions

       During the years ended December 31, 2002 and 2001 The Company entered into various transactions with related parties, as follows:

       On May 31, 2002, the Company entered into an agreement to issue 791,339 shares to Trace Resources, LLC, a Company controlled by the Company's chief executive officer. The agreement was entered into in order to compensate the Company's officers for past services and expenses incurred on behalf of the Company. As a result of poor performance by the Company, the shares called for in the agreement were never issued; however, the value assigned to the shares of $356,251, based on the quoted market price of the Company's common stock on the date of the agreement was recognized as a capital contribution at December 31, 2002, the date that the acquired companies were returned to their previous owners.

       On June 1, 2002, the Company entered into agreements to acquire Three Oaks Corporation and Holly Hills Corporate Services, Inc (See Note 3). Each of these corporations were, at the time of the acquisitions, fifty percent owned by the Company's chief executive officer.

       At December 31, 2002, accounts payable to related parties includes an amount due to the Company's chief executive officer/major stockholder of $70,000 and an amount due to Trace Resources, LLC, a Company controlled by the Company's chief executive officer/major stockholder of $72,686

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
                        Pursuant to Rule 13a-14(a) under
                       The Securities Exchange Act of 1934


I, Michael Sciacchetano, certify that:


       1.I have  reviewed  this  annual  report on Form  10-QSB of Shadows  Bend
         Development, Inc.;

       2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4.The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the issuer and have:

         a.Designed  such  disclosure  controls and  procedures,  or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.Designed such internal  control over financial  reporting,  or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c.Evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d.Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

       1.The issuer's other certifying  officers and I have disclosed,  based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

         a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and
         b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:                      ,  2004


/s/  Michael  Sciacchetano
--------------------------
Michael  Sciacchetano
President

                                                                    Exhibit 31.2

                    Certification of Chief Executive Officer
                        Pursuant to Rule 13a-14(a) under
                       The Securities Exchange Act of 1934


I, Michael Sciacchetano, certify that:


       1.I have  reviewed  this  annual  report on Form  10-QSB of Shadows  Bend
         Development, Inc.;

       2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4.The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the issuer and have:

         a.Designed  such  disclosure  controls and  procedures,  or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.Designed such internal  control over financial  reporting,  or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c.Evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d.Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

       1.The issuer's other certifying  officers and I have disclosed,  based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

         a.All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and
         b.Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls.


Date:                      ,  2004


/s/ Michael Sciacchetano
--------------------------
Michael Sciacchetano
Principal Financial Accounting Officer

                                                                      Exhibit 32

               Certification Pursuant to Rule 13a-14(b) under the
               Securities Exchange Act of 1934 and Section 1350 if
                  Chapter 63 of Title 18 of United States Code


I, Michael Sciacchetano, do hereby certify that:


       1.This annual report of Shadows Bend Development, Inc. containing the financial statements for the years ended December 31, 2002 and 2001 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

       2.The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of Shadows Bend Development, Inc.


Date:                      , 2004


/s/ Michael Sciacchetano
---------------------
Michael Sciacchetano
President


/s/ Michael Sciacchetano
---------------------
Michael Sciacchetano,
Principal Financial Accounting Officer




















     A signed original of this written statement required by Section 906 has been provided to Shadows Bend Development, Inc. and will be retained by
       Shadows Bend Development, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.