Form 10QSB
period 2003-03-31
SHADOWS BEND DEVELOPMENT INC
filed 2004-07-20
CIK 1128281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding, $.001 par value, of the Company's Common Stock as of March 31, 2003 was 4,311,833.

                         SHADOWS BEND DEVELOPMENT, INC.
                                   FORM 10-QSB

                                     PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
The financial statements of the company are set forth beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. Shadows Bend Development, Inc. ("Shadows Bend" or the "Company") was initiated in 2000 with a business plan to acquire, develop, and operate "specialty care" facilities designed to help people diagnosed with Alzheimer's or other related illnesses. This business model was effectively abandoned in December 2002 as described in the Company's Form 10-KSB for the year ended December 31, 2002.

RESULTS OF OPERATIONS

COMPARISION OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002 The Company experienced a net loss of $ (1,683,479) for the three months ended March 31, 2002. The Company had no operations in 2003.

LIQUIDITY AND CAPITAL RESOURCES Since its inception, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. At March 31, 2003, the Company had negative working capital of $(173,864). These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company, during the quarter ended March 31, 2003, did not have the cash resources to continue in business for the balance of the fiscal year ending December 31, 2003. The Company considered a public sale or private placement of its common stock, but no active trading market for its existing outstanding shares had been established and, accordingly, this option was remote. The performance of the two facilities acquired to establish Alzheimer care facilities was not satisfactory, resulting in delinquencies on existing debt and significantly impacting the Compan's ability to obtain additional conventional loans or HUD financing. For these reasons, the Company returned the two acquired companies to their former owners, thereby eliminating the cash demands on the Company. This relegated the Company to the status of a non-operating public shell that could be used to re-capitalize a possibly more attractive operating company.

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

ITEM 3. CONTROLS AND PROCEDURES. Michael Sciacchetano, the Company's Chief Executive Officer and Acting Chief Accounting Officer, has concluded that the Company's disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

ITEM 6. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

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

        b.       Reports on Form 8-k

                          1. None

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             March 31, 2003 and 2002

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________

                                                                            Page

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheet as of
    March 31, 2003 and December 31, 2002                                       2

  Unaudited Consolidated Condensed Statement of Operations
    for the three months ended March 31, 2003 and 2002, and
    for the period from the beginning of the development stage,
    December 31, 2002, to March 31, 2003                                       3

  Unaudited Condensed Statement of Cash Flows for the three
    months ended March 31, 2003 and 2002, and for the period
    from from the beginning of the development stage,
    December 31, 2002, to March 31, 2003                                       4

Selected Notes to Unaudited Consolidated Condensed Financial
  Statements                                                                   5

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                      March 31, 2003 and December 31, 2002
                                   __________

                                                                                      March 31,            December 31,
                                                                                     2003                   2002
     ASSETS                                                                       (Unaudited)              (Note)

Current assets:
  Cash and cash equivalents                                                       $     -               $     -

    Total current assets                                                                -                     -

      Total assets                                                                $     -               $     -


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                $   31,178            $   31,178
  Accounts payable to related parties                                                142,686               142,686

    Total current liabilities                                                        173,864               173,864

Stockholders' equity:
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 4,311,833 shares issued and outstanding                                4,312                 4,312
  Additional paid-in capital                                                       7,886,012             7,886,012
  Accumulated deficit                                                             (8,064,188)           (8,064,188)

    Total stockholders' deficit                                                     (173,864)             (173,864)

      Total liabilities and stockholders' deficit                                 $     -               $     -



















Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
             for the three months ended March 31, 2003 and 2002 and
              for the period from the beginning of the development
                   stage, December 31, 2002, to March 31, 2003
                                   __________


                                                              Three Months         Three Months         December 31,
                                                                 Ended                Ended               2002, to
                                                                March 31,            March 31,            March 31,
                                                                  2003                 2002                 2003

Loss from operation of discontinued
  long-term health segment                                    $      -             $(1,683,479)         $      -
    Net loss                                                  $      -             $(1,683,479)         $      -


Basic and diluted loss per common share                       $      -        $     (0.04)

Weighted average common shares outstanding                      4,311,833            3,821,652



































              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
             for the three months ended March 31, 2003 and 2002 and
              for the period from the beginning of the development
                   stage, December 31, 2002, to March 31, 2003
                                   __________


                                                              Three Months         Three Months         December 31,
                                                                 Ended                Ended               2002, to
                                                                March 31,            March 31,            March 31,
                                                                  2003                 2002                 2003


Cash flows from operating activities:
  Net loss                                                       $     -             $(1,683,479)        $     -
  Adjustments to reconcile net loss to
    net cash used by operating activities                              -               1,732,092               -

      Net cash provided by operating
        activities                                                     -                  48,613               -


Cash flows from financing activities:
  Proceeds from sale of common stock                                   -                    -             -
  Proceeds from notes payable                                          -                    -                  -
  Payments of notes payable                                            -                 (50,000)              -

      Net cash used by financing
        activities                                                     -                 (50,000)              -


Net decrease in cash and cash equivalents                              -                  (1,387)              -

Cash and cash equivalents at beginning of
  period                                                               -                   1,387               -

Cash and cash equivalents at end of period                       $     -             $      -            $     -




















              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS
                                   __________


1.     Organization

       Shadows Bend Development, Inc. (the "Company") is a Nevada Corporation that was previously involved in an effort to buy or develop long-term care facilities equipped for the care of Alzheimer patients; however, on December 31, 2002, those efforts were discontinued and the Company disposed of all operations associated with long-term care. The Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 because the Company had devoted substantially all of its efforts to capital raising and the establishment of a new business. The Company's planned principal operations have not commenced and no revenue has been generated.


2.     Interim Financial Statements

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
       considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the respective full years.

       A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2003 and 2021. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


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


4.     Income Tax

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

       The Company has considered a public sale or private placement of its common stock, but no active trading market for its existing outstanding shares has been established. The Company has abandoned its plan to develop Alzheimer's care facilities because the performance of the two facilities acquired on June 1, 2002, was not satisfactory, resulting in delinquencies on existing debt and prompting the Company, on December 31, 2002, to return the two companies acquired during 2002 to the former owners, thereby eliminating the cash demands on the Company. This action returned the Company to the status on a non-operating public shell that can be used to re-capitalize a possibly more attractive operating Company. The Company's long-term viability as a going concern is dependent on certain key factors as follows:

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

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the issuer and have:

           a. Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

           c. Evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           d. Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financialreporting, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

           a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

           b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date:                      ,  2004


/s/  Michael  Sciacchetano
--------------------------
Michael  Sciacchetano
President

                                                                    Exhibit 31.2
                    Certification of Chief Executive Officer
                        Pursuant to Rule 13a-14(a) under
                       The Securities Exchange Act of 1934

I, Michael Sciacchetano, certify that:

     1.I have  reviewed  this  quarterly  report on Form 10-QSB of Shadows  Bend
       Development, Inc.;

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

     4.The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the issuer and have:

           c. Designed such disclosure controls and procedures, or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           d. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

           e. Evaluated the effectiveness of the issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

           f. Disclosed in this report any change in the issuer's internal control over financial reporting that occurred during the issuer's most recent fiscal quarter (the issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

     5.The issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

           g. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the issuer's ability to record, process, summarize and report financial information; and

           h. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls.


Date:                      ,  2004


/s/ Michael Sciacchetano
--------------------------
Michael Sciacchetano
Principal Financial Accounting Officer

                                                                      Exhibit 32

               Certification Pursuant to Rule 13a-14(b) under the
               Securities Exchange Act of 1934 and Section 1350 if
                  Chapter 63 of Title 18 of United States Code


I, Michael Sciacchetano, do hereby certify that:


     1.This annual report of Shadows Bend Development, Inc. containing the financial statements for the quarters ended March 31, 2003 and 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     2.The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of Shadows Bend Development, Inc.


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