Form 10QSB
period 2003-06-30
SHADOWS BEND DEVELOPMENT INC
filed 2004-07-20
CIK 1128281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding, $.001 par value, of the Company's Common Stock as of June 30, 2003 was 4,311,833.

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

RESULTS OF OPERATIONS

COMPARISION OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002 The Company experienced a net loss of $ (2,782,815) for the six months ended June 30, 2002. The Company had no operations in 2003.

LIQUIDITY AND CAPITAL RESOURCES Since its inception, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. At June 30, 2003, the Company had negative working capital of $ (173,864). These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company, during the quarter ended June 30, 2003, did not have the cash resources to continue in business for the balance of the fiscal year ending December 31, 2003. The Company considered a public sale or private placement of its common stock, but no active trading market for its existing outstanding shares had been established and, accordingly, this option was remote. The performance of the two facilities acquired to establish Alzheimer care facilities was not satisfactory, resulting in delinquencies on existing debt and significantly impacting the Company's ability to obtain additional conventional loans or HUD financing. For these reasons, the Company returned the two acquired companies to their former owners, thereby eliminating the cash demands on the Company. This relegated the Company to the status of a non-operating public shell that could be used to re-capitalize a possibly more attractive operating company.

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

                                     PART II

         ITEM 6. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

                 a. Documents Filed with Report

                              1. Financial Statements

                                 Thefinancial    statements    listed   on   the
                                 accompanying Index to Financial Statements are filed as part of this Report.

                              2. Exhibits

         Exhibit No.          Description of Exhibit                        Page

           31.1               Certification   of  Chief  Executive           E-2
                              Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934(1)

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

             b. Reports on Form 8-k

                      1. None

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________

                                                                            Page

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheet as of
    June 30, 2003 and December 31, 2002                                        2

  Unaudited Consolidated Condensed Statement of Operations
    for the three months and six months ended June 30, 2003
    and 2002, and for the period from the beginning of the
    development stage, December 31, 2002, to June 30, 2003                     3

  Unaudited Condensed Statement of Cash Flows for the six
    months ended June 30, 2003 and 2002, and for the period
    from from the beginning of the development stage,
    December 31, 2002, to June 30, 2003                                        4

Selected Notes to Unaudited Consolidated Condensed Financial
  Statements                                                                   5

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                       June 30, 2003 and December 31, 2002
                                   __________

                                                                                   June 30,             December 31,
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

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
      for the three months and six months ended June 30, 2003 and 2002 and for the period from the beginning of the development
                   stage, December 31, 2002, to June 30, 2003
                                   __________


                                        Three Months Ended                 Six Months Ended               December 31,
                                      June 30,         June 30,          June 30,         June 30,         2002, to
                                        2003             2002              2003            2002           June 30,2003

Loss from operation
  of discontinued
  long-term health
  segment                           $     -          $(1,099,336)      $     -          $(2,782,815)      $     -

Net loss                            $     -          $(1,099,336)      $     -          $(2,782,815)      $     -


Basic and diluted net
  loss per common share             $     -          $     (0.28)      $     -          $     (0.71)

Basic and diluted
  weighted average
  shares outstanding                 4,311,833         3,988,022        4,311,833         3,923,719
































              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               for the six months ended June 30, 2003 and 2002 and
              for the period from the beginning of the development
                   stage, December 31, 2002, to June 30, 2003
                                   __________


                                                               Six Months           Six Months          December 31,
                                                                 Ended                Ended               2002, to
                                                                June 30,             June 30,             June 30,
                                                                  2003                 2002                 2003


Cash flows from operating activities:
  Net loss                                                       $     -             $(2,782,815)        $     -
  Adjustments to reconcile net loss to
    net cash used by operating activities                              -               2,782,944               -

      Net cash provided by operating
        activities                                                     -                     129               -

Net decrease in cash and cash equivalents                              -                     129               -

Cash and cash equivalents at beginning of
  period                                                               -                   1,387               -

Cash and cash equivalents at end of period                       $     -             $     1,516         $     -

















              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                       F-4

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


2.     Interim Financial Statements

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
       considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the respective full years.

       A summary of the Company's significant accounting policies and other information necessary to understand these consolidated interim financial statements is presented in the Company's audited financial statements for the years ended December 31, 2003 and 2002. Accordingly, the Company's audited financial statements should be read in connection with these financial statements.


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


/s/ Michael Sciacchetano
--------------------------
Michael Sciacchetano
Principal Financial Accounting Officer

                                                                      Exhibit 32

               Certification Pursuant to Rule 13a-14(b) under the
               Securities Exchange Act of 1934 and Section 1350 if
                  Chapter 63 of Title 18 of United States Code


I, Michael Sciacchetano, do hereby certify that:


       1. This annual report of Shadows Bend Development, Inc. containing the financial statements for the quarters ended June 30, 2003 and 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

       2. The information  contained in this annual report fairly  presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of Shadows Bend Development, Inc.


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