Form 10KSB
period 2003-12-31
SHADOWS BEND DEVELOPMENT INC
filed 2004-07-20
CIK 1128281

                      UNITED STATES SECURITES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

               [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                              For Fiscal Year Ended
                                December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The number of shares outstanding of the Company's common stock, par value $0.001, as of December 31, 2003 was: 4,311,833.
Documents Incorporated by Reference: None
The Company's revenues in fiscal 2003 were $0.
The aggregate market value, as of December 31, 2003, held by non-affiliates was $184.73.


                           SHADOWS BEND DEVELOPMENT,
                                INC. FORM 10-KSB

TABLE OF CONTENTS                                                           PAGE
PART I
Item 1.  Business..............................................................2
Item 2.  Properties............................................................4
Item 3.  Legal Proceedings.....................................................4
Item 4.  Submission of Matters to a Vote of Security Holders...................5
PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters...............................................................5
Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................6
Item 7.  Financial Statements .................................................9
Item 8.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure..................................................9
PART III
Item 9.  Directors and Executive Officers of the Registrant....................9
Item 10. Executive Compensation...............................................10
Item 11. Security Ownership of Certain Beneficial Owners and
         Management...........................................................11
Item 12.  Certain Relationships and Related Transactions......................11
PART IV
Item 13.  Exhibits and Reports on Form 8-K....................................11
Item 14  Controls and Procedures..............................................13
                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS SHADOWS BEND ORGANIZATION Shadows Bend Development, Inc. ("Shadows Bend" or the "Company") began in October 2000, as a result of the reverse acquisition described below, to develop and operate "specialty care" facilities designed to help people diagnosed with Alzheimer's or other related illnesses to manage their lives with the greatest independence and quality. The business plan included the construction and acquisition of resident care facilities for persons afflicted with Alzheimer's or other related dementia diseases. Residents of these facilities are among the four million plus adults in the United States with Alzheimer's or related dementia illnesses that want practical solutions at affordable costs.

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

RISK FACTORS
Going Concern Risk
The Company has had deficits and deficiencies in liquidity, which impaired the ability of the Company to continue as a going concern. In Note #2 to the consolidated financial statements, the Company's independent auditors have indicated that these factors raise substantial doubt about the ability of the Company to continue as a going concern. Since its inception, the Company has suffered recurring losses from operations and has been dependent on existing stockholders and new investors to provide the cash resources to sustain its operations. The Company reported net losses of $ (7,512,345) for the year ending December 31, 2002. The Company had no operations in 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of December 31, 2003, Shadows Bend had 4,311,833 shares of common stock outstanding and had approximately 574 certificate stockholders of record.

Since January 2003, the Company ('Registrant") has been publicly traded under the symbol "SBDV" on the OTC Bulletin Board which is operated under the supervision of the National Association of Securities Dealers, Inc. The OTC Bulletin Board is a securities market utilizing a sophisticated computer and telecommunications network. Market participants comprise market makers generally dealing in "penny stocks", independent dealers who commit capital and stocks and compete with each other for orders. The OTC Bulletin Board has adopted rules that require companies quoted on its system to be current in their reporting obligations to the SEC, among other things. The Securities and Exchange Commission has adopted rules, such as Rule l5c2-6, which impose restrictions on a broker-dealer's ability to trade in penny stocks. Prior to this, the Company's stock was not traded. Registrant is authorized to issue 50,000,000 Common Shares.

The following table sets forth certain information as to the high and low bid quotations quoted on the OTC Bulletin Board for 2002 and 2003. Information with respect to over-the-counter bid quotations represents prices between dealers, does not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                     Period            High             Low

                                                     2002
                           First Quarter                               14.50            12.50
                           Second Quarter                               2.00             1.20
                           Third Quarter                                0.50             0.50
                           Fourth Quarter                              0.001            0.001

                                                     2003
                           First Quarter                              0.0001           0.0001
                           Second Quarter                             0.0001           0.0001
                           Third Quarter                               0.001            0.001
                           Fourth Quarter                             0.0001           0.0001

                                                     2004
                           First Quarter                              0.0001           0.0001
                           Second Quarter                             0.0001           0.0001

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

COMPARISON OF YEAR ENDED  DECEMBER 31, 2003 TO YEAR ENDED  DECEMBER 31, 2002
The Company had no revenue from continuing operations and net losses of $ (7,512,345) for the year ending December 31, 2002. The Company had no operations in 2003.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the twelve months ended December 31, 2002, the Company incurred net losses of $ (7,512,345). At December 31, 2003, the Company had negative working capital of $ (173,864). The Company had no operations in 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. In addition, SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002, but early adoption is permitted. SFAS No. 146 was followed for 2002 dispositions.

In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147 ("SFAS No. 147"), "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." The provisions of this statement relate to the application of the purchase method of accounting for all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this statement also relate to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions of this statement are effective on or after October 1, 2002. The implementation of SFAS No. 146 is not expected to have any impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim consolidated financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The Company will continue to follow the provisions of APB Opinion No. 25 in recognizing employee stock-based compensation; however, the Company will begin following the disclosure requirements of SFAS No. 148 in all future filings.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The audit reports of Ham, Langston & Brezina on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope or accounting principles. The financial statement which accompanies the Company's Form 10-KSB for the years ended December 31, 2003 and and December 31, 2002 did contain a going concern disclosure stating that the financial statements were prepared based on the assumption that the Company would continue as a going concern.

During the two most recent fiscal years of the Company ended December 31, 2003 the Company did not consult with Ham, Langston & Brezina regarding either the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Ham, Langston & Brezina, LLP provided the Company a written report or oral advice regarding such principles or audit opinion.

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


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and officers of the Company, as of December 31, 2003 are set forth below. The directors hold office for their respective term and until their successors are duly elected. The officers serve at the will of the Board of Directors.

Directors and Executive Officers

Set forth below is the names, ages, and positions of the executive officers and directors of the Company

         Name                         Age      Office
         Michael Sciacchetano         36       President, Director and Principal
                                               Financial Accounting Officer
         Ivan Galindo                 25       Director

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


ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers
There was no compensation awarded to, earned by, or paid to any named executive officer by any person for services rendered in any capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2003.

There were no employment agreements with any of the Company's executive officers. Each of the officers is currently providing hourly consulting services to the Company through Trace Resources LLC, an entity controlled by Michael Sciacchetano, an officer, director, and principal shareholder of the Company. Management believes that the fees being charged for the consulting work are at or below fees that would be charged by outside, unrelated consultants. The fees for these services, which at December 31, 2003, totaled approximately $72,000 is being accrued and will be paid when, and if, the Company is able to secure funding for its operations. It is anticipated that if the Company is able to secure funding to construct and operate its first facility, each of the executive officers would cease providing consulting services, would become full-time employees, and would receive compensation commensurate with industry standards. It is also anticipated that each would negotiate and enter into an employment agreement, which would also cover the services thereafter rendered for the Louisiana Corporation and any other future subsidiary.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Trace Resources LLC, an entity controlled by Michael Sciacchetano, an officer, director, and principal shareholder of the Company, provides consulting services to the Company in connection with the planning and development of its first facility. Each of the officers provides consulting services to the Company through this entity. For the year ended December 31, 2003, the Company had accrued approximately $72,000 to Trace Resources for these consulting services. Trace Resources has agreed not to seek payment of these fees until the Company has received funding for the first facility. The parties have agreed that this consulting arrangement will continue, and fees will continue to accrue, until the funding is received, at which time each of the officers would become full-time employees.

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

         b.  Reports on Form 8-k

             1. None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Ham, Langston & Brezina, L.L.P. billed us in the aggregate amount of $16,000 and $21,500 for professional services rendered for their audit of our annual statements and their reviews of the financial statements included in out Forms 10-KSB and 10-KSB for the years ended December 31, 2003 and 2002, respectively.

AUDIT-RELATED  FEES
Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform professional services for assurance and related services that were reasonably related to their performance of audit or review of the Company's financial statements for the years ended December 31, 2003 and 2002.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES
For the years ended December 31, 2003 and 2002, Ham, Langston & Brezina, L.L.P. did not bill us for, nor perform, any financial information systems design or implementation. For the years ended December 31, 2003 and 2002, we were not billed for professional services from any other accounting firm for information systems design or implementation.

TAX FEES
Ham,  Langston & Brezina,  L.L.P.  did not bill us for,  nor perform tax related
professional   services  for  the  years  ended  December  31,  2003  and  2002, respectively.

ALL OTHER FEES
We were not billed for any professional services for the fiscal year ended March 31, 2004.

AUDITOR INDEPENDENCE
Our Board of Directors considers that the work done for us in the year ended March 31, 2004 by Ham, Langston & Brezina, L.L.P. is compatible with maintaining Ham, Langston & Brezina, L.L.P.'s independence.

AUDITOR'S  TIME ON TASK
All of the work expended by Ham, Langston & Brezina, L.L.P. on our December 31, 2003 and 2002 audits was attributed to work performed by Ham, Langston & Brezina, L.L.P.'s full-time, permanent employees.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




                        CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM
                  for the year ended December 31, 2003 and 2002

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________

                                                                            Page

Reports of Registered Public Accounting Firm                                 F-3

Consolidated Financial Statements:

  Consolidated Balance Sheet as of December 31, 2003                         F-5

  Consolidated Statement of Operations for the years ended
    December 31, 2003 and 2002                                               F-6

  Consolidated Statement of Stockholders' Equity for the
    years ended December 31, 2003 and 2002                                   F-7

  Consolidated Statement of Cash Flows for the years ended
    December 31, 2003 and 2002                                               F-8

Notes to Consolidated Financial Statements                                   F-9

                   Report of Registered Public Accounting Firm



To the Board of Directors and Stockholders
Shadows Bend Development, Inc.


We have audited the accompanying consolidated balance sheet of Shadows Bend Development, Inc., a corporation in the development stage, and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholder' equity (deficit) and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shadows Bend Development, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations and has a net capital deficiency at December 31, 2003 that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2002, the Company was involved in an effort to buy or develop long-term care facilities equipped for the care of Alzheimer patients. The business plan was not successful and, accordingly, effective January 1, 2003, the Company was again considered to be a development stage enterprise.



                                             /s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
July 10, 2004

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003
                                   __________


     ASSETS

Current assets:
  Cash and cash equivalents                                                                             $     -

    Total current assets                                                                                      -

      Total assets                                                                                      $     -


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                                      $   31,178
  Accounts payable to related parties                                                                      142,686

    Total current liabilities                                                                              173,864

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 4,311,833 shares issued and outstanding                                                      4,312
  Additional paid-in capital                                                                             7,886,012
  Accumulated deficit                                                                                   (8,064,188)

    Total stockholders' equity                                                                            (173,864)

      Total liabilities and stockholders' equity                                                        $     -

































                 The accompanying notes are an integral part of
                    These consolidated financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 for the years ended December 31, 2003 and 2002
                                   __________



                                                                                           2003              2002

Loss from operation of discontinued long-term health segment           $     -          $(7,512,345)

Net loss                                                                                $     -           $(7,512,345)

Basic and diluted net loss per common share                                             $     -           $     (1.77)

Basic and diluted weighted average shares outstanding                                    4,311,833          4,034,785




























                 The accompanying notes are an integral part of
                    These consolidated financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 for the years ended December 31, 2003 and 2002
                                   __________

                                                            Additional   Unissued
                                         Common Stock        Paid-In      Common      Subscription      Accumulated
                                     Shares       Amount     Capital       Stock        Receivable        Deficit        Total

Balance at December 31, 2001         3,826,590    3,827      1,115,077        -                 -        (551,843)       567,061

Common stock issued to acquire
  Holly Hills Corporate
  Services, Inc.                        10,000       10         44,990     155,609              -             -          200,609

Common stock issued to acquire
  Three Oaks Corporation                15,000       15         67,485     451,064              -             -          518,564

Adjustment of purchase price for
  Stock not issued                         -         -             -      (606,673)             -             -         (606,673)

Common stock issued in exchange
  for subscription receivable          150,000      150      1,152,595        -           (1,152,745)         -              -

Subscription receivable treated
  as compensation                          -         -              -         -            1,152,745          -        1,152,745

Common stock issued for
  employee compensation                 03,750      103         31,058        -                 -             -           31,161

Common stock to be issued in re-
  payment of a note payable to
  a related party                          -         -               -      56,251              -             -          356,251

Cancellation of debt to related
  party without issuance of
  common stock                             -         -          356,251   (356,251)             -             -              -

Stock options issued for
  consulting services                      -         -        1,175,000       -                 -             -        1,175,000

Common stock issued for consul-
  ting services                         215,000     215       2,344,785       -                 -             -        2,345,000

Cancellation of shares                   (8,507)     (8)              8       -                 -             -               -

Capital contribution upon
  Return of Holly Hills Corporate
  Services, Inc. and Three Oaks
  Corporation to former owners             -         -        1,598,763       -                 -             -        1,598,763

Net loss                                   -         -                -       -                 -       (7,512,345)   (7,512,345)

Balance at December 31, 2003
  and 2002                            4,311,833 $  4,312      $7,886,012  $   -          $      -      $(8,064,188)   $ (173,864)

                 The accompanying notes are an integral part of
                    These consolidated financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                 for the years ended December 31, 2003 and 2002
                                   __________


                                                                                       2003                  2002

Cash flows from operating activities:
  Net loss                                                                          $      -              $(7,512,345)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Loss from operation of discontinued long-term health segment                           -                7,512,345

                                                                                           -                     -

      Net cash provided (used) by continuing operations                                    -                     -
      Net cash provided (used) by discontinued operations                                  -                   36,484

        Net cash provided (used) by operating activities                                   -                   36,484

Cash flows from financing activities:
  Proceeds from notes payable                                                              -                      -
  Payments of notes payable                                                                -                  (37,871)

                                                                                           -                  (37,871)

      Net cash provided (used) by continuing operations                                    -                      -
      Net cash provided (used) by discontinued operations                                  -                  (37,871)

        Net cash provided (used) by financing activities                                   -                  (37,871)


Net increase (decrease) in cash and cash equivalents                                       -                   (1,387)

Cash and cash equivalents at beginning of period                                           -                    1,387

Cash and cash equivalents at end of period                                          $      -              $       -




















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

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.     Organization and Summary of Significant Accounting Policies

       Shadows Bend Development, Inc. (the "Company") is a Nevada Corporation with no current operations. The Company was established in its current form in an August 4, 2000 recapitalization transaction with Silver Beaver Mining Company, Inc. Until June 1, 2002, the Company was considered a development stage enterprise as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 because the Company had devoted substantially all of its efforts to capital raising efforts and the establishment of a new business. The Company's planned principal operations commenced upon acquisition of Three Oaks Corporation and Holly Hills Corporate Services, Inc. (See Note 5).

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

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

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

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


1.     Organization and Summary of Significant Accounting Policies, continued

       Impairment of Long-Lived Assets, continued

       Management has evaluated the carrying value of long-lived assets. The evaluation of recoverability was performed by comparing the estimated future undiscounted cash flows associated with the asset, to the asset's carrying amount. The evaluation was used to determine if a write-down to market value or discounted cash flow was required. Based upon this evaluation by management, a provision for impairment of the Company's long-lived assets was recorded in 2003 (See Note 4).

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

       Loss Per Share

       Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Potentially dilutive options that were outstanding during 2003 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted loss per share were identical for the period from inception, August 13, 2002, to December 31, 2003.

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

       In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. FIN No. 45 will affect leasing transactions involving residual guarantees, vendor and manufacturer guarantees, and tax and environmental indemnities. All such guarantees will need to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees will be grandfathered and will not be recognized on the balance sheet. The implementation of FIN No. 45 did not have any impact on the Company's results of operations or financial position.

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

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________



2.     Going Concern Consideration

       Since its inception, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the year ended December 31, 2002, the Company incurred a net loss of $(7,512,345). At December 31, 2002, the Company had negative working capital of $(173,864) and a stockholders' deficit of $(173,864). The Company had no operations in 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       The Company has considered a public sale or private placement of its common stock, but no active trading market for its existing outstanding shares has been established. The Company has abandoned its plan to develop Alzheimer's care facilities because the performance of the two facilities acquired on June 1, 2002 (See Note 3) was not satisfactory, resulting in delinquencies on exiting debt and prompting the Company, on December 31, 2002, to return the two companies acquired during 2002 to the former owners, thereby eliminating the cash demands on the Company. This action returned the Company to the status on a non-operating public shell that can be used to re-capitalize a possibly more attractive operating Company. The Company's long-term viability as a going concern is dependent on certain key factors as follows:

       * The ability of the Company to obtain adequate sources of funding to continue the implementation of its strategy to dispose of current operations.


       * The ability of the Company to find suitable operating company with which to merge.


3.     Discontinued Operations

       Following is an analysis of the Company's discontinued operations for the year ended December 31, 2002:

       Revenue                                                                                   $   675,203

       Operating expenses:
         Residence operating expenses                                                                700,332
         General and administrative expenses                                                         510,964
         Consulting expenses                                                                       5,060,157
         Depreciation expense                                                                         69,882

           Total operating expenses                                                                6,341,335

       Operating loss                                                                             (5,666,132)

       Other expenses:
         Loss from repossession of property                                                       (1,011,260)
         Interest expense                                                                           (195,958)
         Impairment loss                                                                            (638,995)

           Total other expense                                                                    (1,846,213)

       Net loss                                                                                  $(7,512,345)


       Following is an analysis of the assets and liabilities surrendered upon returning Three Oaks Corporation and Holly Hills Corporate Services, Inc. to the related party predecessor owners from whom the companies were acquired on June 1, 2002. (See Note 4)

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________
<

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

       Under the terms of the promissory note issued in connection with the purchase of Three Oaks, the note shall be repaid through the issuance of common stock of the Company, using its $0.45 market price on the date of the agreement. The value of the 1,002,364 shares of common stock to be issued under the promissory note are presented, in the accompanying balance sheet, as unissued common stock.

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

       Following  is an  analysis  of the  acquisitions  of Three Oaks and Holly
       Hills:

                                                             Three Oaks         Holly Hills          Total

       Tangible assets acquired                              $1,824,942         $  878,304         $2,703,246


       Liabilities assumed                                   $1,306,378         $  677,695         $1,984,073

       Common stock issued or to be issued
         under terms of promissory notes                        518,564            200,609            719,173

                                                             $1,824,942         $  878,304         $2,703,246


       As described in Note 2 and 3, the performance of the companies acquired by the Company was not satisfactory and they were returned to the previous owner. The facilities owned by those companies were ultimately subject to foreclosure.

                         SHADOWS BEND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


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

       Also effective June 1, 2002, the Company acquired Three Oaks and Holly Hills (See Note 3). The primary asset of Three Oaks is an assisted living facility in Pensacola, Florida and the primary asset of Holly Hills is a multi-unit housing project that the Company planned to convert to an assisted living center. The property and equipment of Three Oaks and Holly Hills was valued at $2,703,246 and is being depreciated over estimated useful lives as detailed in Note 1. Subsequent to the acquisitions, it became apparent to management that the acquisitions were not providing the type of returns that had been anticipated and that substantial additional capital investment would be needed to make the properties economically viable. As described in Note 2, circumstances are not favorable for the Company to raise additional debt or equity, and, accordingly, it is the Company's plan to return the acquired companies to their previous owners.


6.     Income Taxes

       The composition of deferred tax assets and the related tax effects at December 31, 2003 were as follows:

         Asset

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


       The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss is as follows:

                                                           2003                             2002
                                                                 Percentage                        Percentage
                                                                 of Pre-Tax                        of Pre-Tax
                                                   Amount           Loss            Amount            Loss

         Benefit for income tax at
           federal statutory rate                $     -             - %          $2,554,197           34%
         Non-deductible stock-based
           compensation                                -             -            (2,538,437)         (34)
         Increase in valuation allowance               -             -               (15,760)          -

           Total                                 $     -             - %          $     -              - %

                         SHADOWS BEND DEVELOPMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________


6.     Income Taxes, continued

       At December 31, 2002, for federal income tax and alternative minimum tax reporting purposes, the Company has approximately $320,000 of unused net operating losses available for carryforward to future years. The benefit from carryforward of net operating losses will expire in various years between 2018 and 2022. The benefit from utilization of net operating loss could be subject to further limitations if significant future ownership changes occur in the Company.


7.     Stockholders' Equity

       Effective February 5, 2002, the Company declared a 3 for 1 stock split for stockholders of record as of January 29, 2002. Effective November 11, 2002, the Company declared a 1 for 10 reverse stock split. These stock splits have been reflected in the accompanying financial statements and all references to common stock outstanding, additional paid-in capital, weighted average shares outstanding and per share amounts prior to the record dates of the splits have been restated to reflect the stock splits on a retroactive basis.

       During 2002, the Company issued 2,500,000 stock options to consultants for human resources and general business activities for the period from January 1, 2002 to December 31, 2002. The stock options have an exercise price of 50% of the quoted market price at the date of issue and resulted in compensation expense to consultants of $1,175,000.

       During 2002, the Company also issued 2,150,000 shares of common stock for consulting services and recognized compensation expense related to the issuance of $2,345,000.

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


8.     Related Party Transactions

       During the year ended December 31, 2002 the Company entered into various transactions with related parties, as follows:

       On May 31, 2002, the Company entered into an agreement to issue 791,339 shares to Trace Resources, LLC, a Company controlled by the Company's chief executive officer. The agreement was entered into in order to compensate the Company's officers for past services and expenses incurred on behalf of the Company. The shares called for in the agreement have not been issued.

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

         a.Designed  such  disclosure  controls and  procedures,  or caused such controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, ismade known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


/s/ Michael Sciacchetano
--------------------------
Michael Sciacchetano
Principal Financial Accounting Officer

                                                                      Exhibit 32

               Certification Pursuant to Rule 13a-14(b) under the
               Securities Exchange Act of 1934 and Section 1350 if
                  Chapter 63 of Title 18 of United States Code


I, Michael Sciacchetano, do hereby certify that:


       1.This annual report of Shadows Bend Development, Inc. containing the financial statements for the years ended December 31, 2003 and 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

       2.The  information  contained in this annual report fairly  presents,  in
         all  material  respects,   the  financial   condition  and  results  of
         operations of Shadows Bend Development, Inc.


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