Form 10QSB
period 2004-03-31
SHADOWS BEND DEVELOPMENT INC
filed 2004-07-20
CIK 1128281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding, $.001 par value, of the Company's Common Stock as of March 31, 2004 was 4,311,833.

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

RESULTS OF OPERATIONS

COMPARISION OF THREE MONTHS ENDED MARCH 31, 2004 TO THREE MONTHS ENDED MARCH 31, 2003
The Company experienced a net loss of $ (1,683,479) for the three months ended March 31, 2002. The Company had no operations in 2003 and 2004.

LIQUIDITY AND CAPITAL RESOURCES
Since its inception, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. At March 31, 2004, the Company had negative working capital of $ (173,864). These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company, during the quarter ended March 31, 2004, did not have the cash resources to continue in business for the balance of the fiscal year ending December 31, 2004. The Company considered a public sale or private placement of its common stock, but no active trading market for its existing outstanding shares had been established and, accordingly, this option was remote. The performance of the two facilities acquired to establish Alzheimer care facilities was not satisfactory, resulting in delinquencies on existing debt and significantly impacting the Company's ability to obtain additional conventional loans or HUD financing. For these reasons, the Company returned the two acquired companies to their former owners, thereby eliminating the cash demands on the Company. This relegated the Company to the status of a non-operating public shell that could be used to re-capitalize a possibly more attractive operating company.

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

             b. Reports on Form 8-k

                 1. None

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             March 31, 2004 and 2003

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________

                                                                            Page

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheet as of
    March 31, 2004 and December 31, 2003                                       2

  Unaudited Consolidated Condensed Statement of Operations
    for the three months ended March 31, 2004 and 2003, and
    for the period from the beginning of the development stage,
    December 31, 2002, to March 31, 2004                                       3

  Unaudited Condensed Statement of Cash Flows for the three
    months ended March 31, 2004 and 2003, and for the period
    from from the beginning of the development stage,
    December 31, 2002, to March 31, 2004                                       4

Selected Notes to Unaudited Consolidated Condensed Financial
  Statements                                                                   5

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                      March 31, 2004 and December 31, 2003
                                   __________

                                                                                   March 31,            December 31,
                                                                                     2004                   2003
     ASSETS                                                                       (Unaudited)              (Note)

Current assets:
  Cash and cash equivalents                                                       $     -               $     -

    Total current assets                                                                -                     -

      Total assets                                                                $     -               $     -


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                $   31,178            $   31,178
  Accounts payable to related parties                                                142,686               142,686

    Total current liabilities                                                        173,864               173,864

Stockholders' equity:
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 4,311,833 shares issued and outstanding                                4,312                 4,312
  Additional paid-in capital                                                       7,886,012             7,886,012
  Accumulated deficit                                                             (8,064,188)           (8,064,188)

    Total stockholders' deficit                                                     (173,864)             (173,864)

      Total liabilities and stockholders' deficit                                 $     -               $     -



















Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
             for the three months ended March 31, 2004 and 2003 and
              for the period from the beginning of the development
                   stage, December 31, 2002, to March 31, 2004
                                   __________


                                                              Three Months         Three Months         December 31,
                                                                 Ended                Ended               2002, to
                                                                March 31,            March 31,            March 31,
                                                                  2004                 2003                 2004

Loss from operation of discontinued
  long-term health segment                                    $      -             $      -             $      -
    Net loss                                                  $      -             $      -             $      -


Basic and diluted loss per common share                       $      -        $      -

Weighted average common shares outstanding                      4,311,833            4,311,833



































              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                       F-3

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
             for the three months ended March 31, 2004 and 2003 and
              for the period from the beginning of the development
                   stage, December 31, 2002, to March 31, 2004
                                   __________


                                                              Three Months         Three Months         December 31,
                                                                 Ended                Ended               2002, to
                                                                March 31,            March 31,            March 31,
                                                                  2004                 2003                 2004


Cash flows from operating activities:
  Net loss                                                       $     -             $      -            $     -
  Adjustments to reconcile net loss to
    net cash used by operating activities                              -                    -                  -

      Net cash provided by operating
        activities                                                     -                    -                  -

Net decrease in cash and cash equivalents                              -                    -                  -

Cash and cash equivalents at beginning of
  period                                                               -                    -                  -

Cash and cash equivalents at end of period                       $     -             $      -            $     -




















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










                                    Continued

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, Continued
                                   __________


5.     Going Concern Consideration

       Since its inception, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the years ended December 31, 2002 and 2001, the Company incurred net losses of $(7,512,345) and $(456,318), respectively. At December 31, 2003, the Company had negative working capital of $(173,864) and a stockholders' deficit of $(173,864). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


/s/ Michael Sciacchetano
--------------------------
Michael Sciacchetano
Principal Financial Accounting Officer

                                                                      Exhibit 32

               Certification Pursuant to Rule 13a-14(b) under the
               Securities Exchange Act of 1934 and Section 1350 if
                  Chapter 63 of Title 18 of United States Code


I, Michael Sciacchetano, do hereby certify that:


     1.This annual report of Shadows Bend Development, Inc. containing the financial statements for the quarters ended March 31, 2004 and 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     2.The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of Shadows Bend Development, Inc.


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