Form 10QSB
period 2004-06-30
SHADOWS BEND DEVELOPMENT INC
filed 2004-07-29
CIK 1128281

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding, $.001 par value, of the Company's Common Stock as of June 30, 2004 was 6,016,054.

                         SHADOWS BEND DEVELOPMENT, INC.
                                   FORM 10-QSB

                                     PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS The financial statements of the Company are set forth beginning on page F-1.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS. Shadows Bend Development, Inc. ("Shadows Bend" or the "Company") initiated in 2000 a business plan to acquire, develop, and operate "specialty care" facilities designed to help people diagnosed with Alzheimer's or other related illnesses. This business model was effectively abandoned in December 2002 as described in the Company's Form 10-KSB for the year ended December 31, 2002.

RESULTS OF OPERATIONS

COMPARISION OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30, 2003 The Company experienced a net loss of $ (2,782,815) for the six months ended June 30, 2002. The Company had no operations in 2003 and 2004.

During the quarter, the Company entered into discussions regarding a potential reverse merger. Each entity was in the process of due diligence with regard to possible transaction at quarter's end. There can be no assurance that a merger with this candidate will be successful.

LIQUIDITY  AND  CAPITAL  RESOURCES
Since its inception, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. At June 30, 2004, the Company had negative working capital of $(31,178). These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company, during the quarter ended June 30, 2004, did not have the cash resources to continue in business for the balance of the fiscal year ending December 31, 2004. The Company considered a public sale or private placement of its common stock, but no active trading market for its existing outstanding shares had been established and, accordingly, this option was remote. The performance of the two facilities acquired to establish Alzheimer care facilities was not satisfactory, resulting in delinquencies on existing debt and significantly impacting the Company's ability to obtain additional conventional loans or HUD financing. For these reasons, the Company returned the two acquired companies to their former owners, thereby eliminating the cash demands on the Company. This relegated the Company, as of December 31, 2002, to the status of a non-operating public shell that could be used to re-capitalize a possibly more attractive operating company.

The Company's long-term viability as a going concern is dependent on certain key factors as follows:

         - The ability of the Company to obtain adequate sources of funding to continue operations.

         - The ability of the Company to find a suitable operating company with which to merge.

There can be no assurance that the Company will be successful in obtaining financing or with respect to identifying a viable merger candidate and, if it is successful, as to when such objectives may be achieved.

ITEM 3. CONTROLS AND PROCEDURES.
Michael Sciacchetano, the Company's Chief Executive Officer and Acting Chief Accounting Officer, has concluded that the Company's disclosure controls and procedures are appropriate and effective. He has evaluated these controls and procedures as of a date within 90 days of the filing date of this report on Form 10-QSB. There were no significant changes during the quarter ended June 30, 2004 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

_______________
(1)      Filed or, in the case of Exhibit 32, furnished herewith.

           b.       Reports on Form 8-k

                1.  None

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                   __________




              UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             June 30, 2004 and 2003

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                TABLE OF CONTENTS
                                   __________

                                                                            Page

Unaudited Consolidated Condensed Financial Statements:

  Unaudited Consolidated Condensed Balance Sheet as of
    June 30, 2004 and December 31, 2003                                        2

  Unaudited Consolidated Condensed Statement of Operations
    for the three months and six months ended June 30, 2004
    and 2003, and for the period from the beginning of the
    development stage, December 31, 2002, to June, 2004                        3

  Unaudited Condensed Statement of Cash Flows for the six
    months ended June 30, 2004 and 2003, and for the period
    from the beginning of the development stage,
    December 31, 2002, to June 30, 2004                                        4

Selected Notes to Unaudited Consolidated Condensed Financial
  Statements                                                                   5

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
                                  BALANCE SHEET
                       June 30, 2004 and December 31, 2003
                                   __________

                                                                                   June 30,             December 31,
                                                                                     2004                   2003
     ASSETS                                                                       (Unaudited)              (Note)

Current assets:
  Cash and cash equivalents                                                       $     -               $     -

    Total current assets                                                                -                     -

      Total assets                                                                $     -               $     -


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                                $   31,178            $   31,178
  Accounts payable to related parties                                                                      142,686

    Total current liabilities                                                         31,178               173,864

Stockholder's equity:
  Common stock, $0.001 par value, 50,000,000 shares
    authorized, 6,016,054 and 4,311,833 shares issued
    and outstanding at June 30, 2004 and December 31,
    2003, respectively                                                                 6,016                 4,312
  Additional paid-in capital                                                       8,026,994             7,886,012
  Accumulated deficit                                                             (8,064,188)           (8,064,188)

    Total stockholders' deficit                                                      (31,178)             (173,864)

      Total liabilities and stockholders' deficit                                 $     -               $     -



Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
      for the three months and six months ended June 30, 2004 and 2003 and for the period from the beginning of the development
                   stage, December 31, 2002, to June 30, 2004
                                   __________


                                       Three Months Ended                   Six Months Ended              December 31,
                                     June 30,         June 30,          June 30,         June 30,           2002, to
                                       2004             2003              2004             2003           June 30,2004

Loss from operation of
  discontinued long-term
  health segment                    $     -          $     -           $     -          $     -           $     -

Net loss                            $     -          $     -           $     -          $     -           $     -


Basic and diluted net loss
  per common share                  $     -          $     -           $     -          $     -           $     -

Basic and diluted
  weighted average
  shares outstanding                 4,311,833        4,501,194         4,311,837        4,406,513         4,311,833



              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements.
                                       F-3

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               for the six months ended June 30, 2004 and 2003 and
              for the period from the beginning of the development
                   stage, December 31, 2002, to June 30, 2004
                                   __________


                                                               Six Months           Six Months             December 31,
                                                                 Ended                Ended                  2002, to
                                                                June 30,             June 30,                June 30,
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


2.     Interim Financial Statements

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the respective full years.

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





                                    Continued

                         SHADOWS BEND DEVELOPMENT, INC.
                    (A CORPORATION IN THE DEVELOPMENT STAGE)
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, Continued
                                   __________


5.     Going Concern Consideration

        Since its inception, the Company has not generated significant revenue and has been dependent on debt and equity raised from individual investors to sustain its operations. During the years ended December 31, 2002 and 2001, the Company incurred net losses of $(7,512,345) and $(456,318), respectively. At June 30, 2004, the Company had negative working capital of $(31,178) and a stockholders' deficit of $(31,178). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


        - The ability of the Company to find suitable operating company with which to merge.

        There can be no assurance that the Company will be successful in obtaining financing or with respect to identifying a viable merger candidate and, if it is successful, as to when such objectives may be achieved.

6.     Related Party Transactions

        On June 21, 2004, the Company approved the issuance of 1,704,221 shares of common stock to satisfy accounts payable totaling $142,686 due to its chief executive officer and a company that he controls.

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

Date: July 26, 2004


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


Date: July 26,  2004


/s/ Michael Sciacchetano
--------------------------
Michael Sciacchetano
Principal Financial Accounting Officer

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


Date: July 26, 2004


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