Form 10QSB
period 2004-09-30
FBO AIR, INC.
filed 2004-11-22
CIK 1128281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from _______________ to ________________

                        COMMISSION FILE NUMBER: 333-56046

                                  FBO AIR, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)



               Nevada                                       87-0617649
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)


                               9087 E. Charter Oak
                              Scottsdale, AZ 85260
                    (Address of principal executive offices)

                                 (480) -634-6565
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

As of November 15, 2004, the Registrant had 6,026,022 shares of its Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

                                 Yes [_] No [X]

                                  FBO AIR, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                   FORM 10-QSB
                               SEPTEMBER 30, 2004

                                      INDEX

PART I - FINANCIAL INFORMATION

  ITEM 1. CONDENSED FINANCIAL STATEMENTS (Unaudited)                        PAGE
                                                                            ----

          Balance Sheet as of September 30, 2004                              1

          Statements of Operations  for the three and nine months ended
           September  30,  2003  and  2004  and for the  cumulative
           period from January 17, 2003 (Inception) to September 30, 2004     2

          Statements of Stockholders' Deficiency for the period from
           January 17, 2003 (Inception) to September 30, 2004.                3

          Statements of Cash Flows for the nine months ended  September
           30,  2003 and 2004 and for the  cumulative  period  from
           January 17, 2003 (Inception) to September 30, 2004                 4

          Notes to Condensed Financial Statements                             6

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS         13

  ITEM 3.  CONTROLS AND PROCEDURES                                           17

PART II - OTHER INFORMATION


  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        18

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                18

  ITEM 5. OTHER INFORMATION                                                  19

  ITEM 6. EXHIBITS                                                           20

SIGNATURES                                                                   21

INDEX TO EXHIBITS FILED WITH QUARTERLY REPORT                                E-1

Part I - Financial Information
  Item 1 - Condensed Financial Statements (Unaudited)

                                    FBO AIR, INC.
                          (A Development Stage Enterprise)
                               CONDENSED BALANCE SHEET
                                     (Unaudited)

                                 September 30, 2004
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
  Cash                                                                $  50,687
  Prepaid insurance                                                       1,891
  Due from stockholder                                                   14,510
                                                                      ---------
    TOTAL ASSETS                                                      $  67,088
                                                                      =========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
-------------------
  Accounts payable and accrued liabilities                            $ 174,917

LONG-TERM LIABILITIES
---------------------
  Convertible notes                                                     255,000
                                                                      ---------

    TOTAL LIABILITIES                                                   429,917
                                                                      ---------

COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' DEFICIENCY
------------------------
  Common stock - $.001 par value; authorized 100,000,000;
   6,026,022 issued and outstanding                                       6,026
  Additional paid-in capital                                             34,475
  Deficit accumulated during development stage                         (403,330)
                                                                      ---------
    TOTAL STOCKHOLDERS' DEFICIENCY                                     (362,829)
                                                                      ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    $  67,088
                                                                      =========


                          See notes to unaudited condensed financial statements.


                                                  FBO AIR, INC.
                                         (A Development Stage Enterprise)

                                        CONDENSED STATEMENTS OF OPERATIONS
                                                   (Unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                                                                       CUMULATIVE
                                                                                                        PERIOD
                                                                                                     FROM JANUARY
                                          FOR THE THREE-MONTH PERIODS   FOR THE NINE-MONTH PERIODS     17, 2003
                                              ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,     (INCEPTION) TO
                                          --------------------------    --------------------------   SEPTEMBER 30,
                                              2003           2004           2003           2004          2004
                                          -----------------------------------------------------------------------
REVENUE                                   $        --    $        --    $        --    $        --    $        --
-------                                   -----------    -----------    -----------    -----------    -----------

EXPENSES
  General and administrative expenses          12,169        142,007         57,692        327,975        432,368
  Compensatory element of stock
    issuances (for general and
    administrative expenses)                       --             --             --         69,227         69,227
                                          -----------    -----------    -----------    -----------    -----------

       TOTAL EXPENSES                          12,169        142,007         57,692        397,202        501,595
                                          -----------    -----------    -----------    -----------    -----------

       OPERATING LOSS                         (12,169)      (142,007)       (57,692)      (397,202)      (501,595)

INTEREST EXPENSE                                   --          3,991             --          6,128          6,128
----------------                          -----------    -----------    -----------    -----------    -----------

       NET LOSS                           $   (12,169)   $  (145,998)   $   (57,692)   $  (403,330)   $  (507,723)
                                          ===========    ===========    ===========    ===========    ===========

Basic and Diluted Loss Per Common Share   $     (0.00)   $     (0.03)   $     (0.02)   $     (0.11)
                                          ===========    ===========    ===========    ===========
Weighted Average Common Shares
  Basic and Diluted                       2,615,375      5,191,892      2,615,375      3,508,311
                                          ===========    ===========    ===========    ===========



                                                           See notes to unaudited condensed financial statements.


                                                                                                                2


                                                      FBO AIR, INC.
                                            (A Development Stage Enterprise)

                                    CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                                       (Unaudited)

                       For the Period from January 17, 2003 (Inception) through September 30, 2004
------------------------------------------------------------------------------------------------------------------------

                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                                 COMMON STOCK        ADDITIONAL     DURING      TOTAL
                                                             ---------------------    PAID-IN    DEVELOPMENT STOCKHOLDERS'
                                                              SHARES      AMOUNT      CAPITAL       STAGE     DEFICIENCY
                                                             -----------------------------------------------------------
BALANCE - January 17, 2003                                   2,615,375   $   2,616   $  (2,616)   $      --   $      --
-------                                                      ---------   ---------   ---------    ---------    ---------

Net loss                                                            --          --          --     (104,393)    (104,393)
                                                             ---------   ---------   ---------    ---------    ---------

BALANCE -  December 31, 2003                                 2,615,375       2,616      (2,616)    (104,393)    (104,393)
-------                                                                                                        ---------

  Capitalization of deficit at time of incorporation                --          --    (104,393)     104,393           --
  Conversion of advances from affiliates - January 4, 2004          --          --      94,818           --       94,818
  Common stock issued for services on
     June 27, 2004 at $.03 per share                         1,906,250       1,906      67,321           --       69,227

  Common stock issued in connection with
   Shadows Bend reverse merger - August 20, 2004             1,504,397       1,504     (20,655)          --      (19,151)

Net loss                                                            --          --          --     (403,330)    (403,330)
                                                             ---------   ---------   ---------    ---------    ---------
BALANCE -  September 30, 2004                                6,026,022   $   6,026   $  34,475    $(403,330)   $(362,829)
-------                                                      =========   =========   =========    =========    =========

                                                                  See notes to unaudited condensed financial statements.





                                       FBO AIR, INC.
                             (A Development Stage Enterprise)

                            CONDENSED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
--------------------------------------------------------------------------------------------

                                                                                CUMULATIVE
                                                                                 PERIOD
                                                         FOR THE NINE-MONTH    FROM JANUARY
                                                               PERIODS           17, 2003
                                                         ENDED SEPTEMBER 30,  (INCEPTION) TO
                                                       ----------------------  SEPTEMBER 30,
                                                         2003          2004        2004
                                                       -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                             $ (57,692)   $(403,330)   $  (507,723)
                                                       ---------    ---------    -----------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Compensatory element of stock issuances                   --       69,227         69,227
  Changes in operating assets and liabilities:
    Due from stockholder                                      --      (14,510)       (14,510)
    Prepaid insurance                                         --       (1,891)        (1,891)
    Accounts payable and accrued liabilities                  --      146,191        155,766
                                                       ---------    ---------    -----------

       TOTAL ADJUSTMENTS                                      --      199,017        208,592
                                                       ---------    ---------    -----------

       NET CASH USED IN OPERATING ACTIVITIES             (57,692)    (204,313)      (299,131)
                                                       ---------    ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of convertible notes                 --      255,000        255,000
  Advances from affiliates                                57,692           --         94,818
                                                       ---------    ---------    -----------

       NET CASH PROVIDED BY FINANCING ACTIVITIES          57,692      255,000        349,818
                                                       ---------    ---------    -----------

       NET INCREASE IN CASH                                   --       50,687         50,687

CASH - Beginning                                              --           --           --
----                                                   ---------    ---------    -----------

CASH - Ending                                          $    --      $  50,687    $    50,687
----                                                   =========    =========    ===========

                                    See notes to unaudited condensed financial statements.





                                        FBO AIR, INC.
                              (A Development Stage Enterprise)

                        CONDENSED STATEMENTS OF CASH FLOWS, Continued
                                         (Unaudited)
--------------------------------------------------------------------------------------------

                                                                                CUMULATIVE
                                                                                 PERIOD
                                                         FOR THE NINE-MONTH    FROM JANUARY
                                                               PERIODS           17, 2003
                                                         ENDED SEPTEMBER 30,  (INCEPTION) TO
                                                       ----------------------  SEPTEMBER 30,
                                                         2003          2004        2004
                                                       -------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:

Interest                                               $      --    $      --    $        --
                                                       =========    =========    ===========
Income taxes                                           $      --    $      --    $        --
                                                       =========    =========    ===========

Non-cash investing and financing activities:

Accrued liabilities assumed in the merger              $      --    $  19,151    $    19,151
                                                       =========    =========    ===========
Advances from affiliates converted to equity           $      --    $  94,818    $    94,818
                                                       =========    =========    ===========


In connection with the Shadows Bend merger, liabilities assumed exceeded assets acquired by $19,151.


                                      See notes to unaudited condensed financial statements.




                                 FBO AIR, INC.
                        (A Development Stage Enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 1 - Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes included in FBO Air, Inc. (the "Company") (formerly known as Shadows Bend Development, Inc.) annual report on Form 10-KSB for the year ended December 31, 2003 and Form 8-K/A filed on November 4, 2004.

        In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to make the Company's financial position as of September 30, 2004 and the results of operations and cash flows for the periods shown not misleading have been included.

        The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.


NOTE 2 - Business and Reverse Merger

        Effective August 20, 2004, Shadows Bend Development, Inc. ("Shadows Bend"), a publicly-traded company with no active business, entered into a merger transaction with FBO Air, Inc. ("FBO"), a privately-held Arizona corporation. Upon completion of the merger transaction, Shadows Bend changed its name to FBO Air, Inc. and the original FBO shareholders owned 75% of the outstanding common stock of the Company. Accordingly, this transaction has been accounted for as a reverse merger with FBO as the acquirer of Shadows Bend. The reverse merger was accounted for as a recapitalization of FBO and the stockholders' equity of FBO was retroactively restated to its inception on January 17, 2003.

        FBO was formed on January 17, 2003 (date of inception) as a proprietorship to acquire and operate fixed base operations. On January 2, 2004, FBO was incorporated in the State of Arizona. Fixed base operators are the primary providers of services to general aviation aircraft operators. The Company's business strategy is to purchase and consolidate fixed base operators in the secondary and tertiary markets located within the United States.

                                 FBO AIR, INC.
                        (A Development Stage Enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 2 - Business and Reverse Merger, continued

        The Company is in the development stage and its efforts to date have been principally devoted to the organizational activities of raising capital, recruiting and hiring of key personnel, and identifying and screening of potential acquisitions.

        The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, Development Stage Enterprises, since planned principal operations have not yet commenced.


NOTE 3 - Going Concern and Management's Plans

        The Company's primary source of operating funds since inception has been provided by its shareholders and convertible note financing. The Company intends to raise additional capital through private debt and equity investors. The Company is currently a development stage enterprise and there is no assurance that these funds, if raised, will be sufficient to enable the Company to fully complete its development activities, attain profitable operations or continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2004, the Company had a working capital deficiency of $107,829, had no revenues and incurred operating losses during the period from January 17, 2003 (date of inception) through September 30, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


NOTE 4 - Summary of Significant Accounting Policies

        Use of Estimates
        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 FBO AIR, INC.
                        (A Development Stage Enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 4 - Summary of Significant Accounting Policies, continued

        Income Taxes
        The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the nine months ended September 30, 2004, as a result of net operating losses incurred during the period.

        Fair Value of Financial Instruments
        The reported amounts of our financial instruments, including accounts payable and accrued liabilities, approximate their fair value due to their short maturities. The carrying amounts of debt approximate fair value since the debt agreements provide for interest rates that approximate market.

        Stock Options
        As permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123"), which establishes a fair value based method of accounting for equity-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") for recognizing equity-based compensation expense for financial statement purposes. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

        The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and the Emerging Issues Task Force in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

                                 FBO AIR, INC.
                        (A Development Stage Enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 4 - Summary of Significant Accounting Policies, continued

        Stock Options, continued
        During September 2004, the Board of Directors granted options to purchase an aggregate of 150,000 shares, 25,000 to each of the four independent directors and 50,000 to a consultant/shareholder of the Company. These options have an exercise price of $0.01 per share and expire 4 years from the date of grant. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation measurement of equity awards is based on their fair value. The fair market value of these options estimated at the date of grant using the Black-Scholes option pricing model was not deemed material.

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("FAS 148"). This standard amends the disclosure requirements of FAS 123 for fiscal years ending after December 15, 2002 to require prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. The Company follows the disclosure-only provisions of FAS 123 which require disclosure of the pro forma effects on net income (loss) as if the fair value method of accounting prescribed by FAS 123 had been adopted, as well as certain other information.

        Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        Net Loss Per Common Share
        Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options and convertible notes discussed in the notes to the financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The total shares issuable upon the exercise of stock options and the convertible notes as of September 30, 2004 approximated 4,168,000.

                                 FBO AIR, INC.
                        (A Development Stage Enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 5 - Due from Stockholder

        In June 2004, the Company advanced $14,510 as an unsecured loan to its principal stockholder. This amount was repaid in full by the stockholder in October 2004.


NOTE 6 - Convertible Notes

        In April 2004, the Company entered into a convertible loan agreement with a group of investors to purchase five-year, 8% convertible notes in the aggregate principal amount of $400,000 as follows: a) $130,000 upon signing; b) $270,000 upon the later to occur of: 1) a reverse merger transaction, and 2) the acquisition of a fixed base operator as defined in the agreement. The convertible notes mature April 2009, with interest payable quarterly, beginning with the first interest payment, which is due December 1, 2004. The Company has the option to pay interest in cash or common stock. For the purpose of determining the number of shares to be issued in payment of interest, such shares shall be valued at the average of their fair market value during the five trading days preceding the interest payment date. The notes plus accrued interest are convertible through the maturity date, into 40%, as defined in the agreement, of the Company's outstanding common stock. In addition, the holders have certain piggyback registration, tag along and other rights as defined in the agreement. The Company is required to maintain certain financial and other covenants.

        During August 2004, the group of investors waived one provision under its convertible note agreement with the Company and funded an additional $125,000.


NOTE 7 - Stockholders' Deficiency

        During June 2004, the Company issued 1,906,250 shares of common stock as consideration for services performed by various individuals valued in the aggregate of $69,227.

                                 FBO AIR, INC.
                        (A Development Stage Enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 8 - Commitments and Contingencies

        Operating Lease
        In May 2004, the Company entered into a non-cancelable operating lease of an automobile for a Company officer expiring in August 3, 2008. Future minimum lease payments under this operating lease at September 30, 2004 are as follows:

                        Years Ended September 30:                    Amount
                       -----------------------------------------------------
                               2005                                $  5,640
                               2006                                   5,640
                               2007                                   5,170
                                                                   ---------
                                                                   $ 16,450
                                                                   =========
        Proposed Acquisitions
        The Company has negotiated and issued letters of intent for four potential acquisitions of Fixed Base Operators ("FBOs"): 1) FBOs located in Garden City, Kansas, requiring cash at closing of approximately $435,000 and the issuance of a 5% note for approximately $240,000 to be paid out over 18 months; 2) FBOs located in the central south region of the country, requiring cash at closing of approximately $5,000,000 and the issuance of common stock of the Company following a reverse merger transaction valued at approximately $5,000,000; 3) FBOs located in the northeast region of the country, requiring a combination of cash and debt totaling approximately $2,800,000 and 4) FBOs located in the southern region of the country, requiring cash at closing of approximately $1,250,000. Completion of these acquisitions is subject to customary closing conditions including the raising of capital.

        Consulting Agreements
        The Company entered into a six-month engagement agreement (the "Agreement") with a financial advisor in April 2004, whereby they will provide advisory services for financial structuring and planning, bridge financing, special situation transactional services and private equity financing. The agreement calls for an initial fee of $15,000 plus $5,000 per month for six months, payable after the closing of the first acquisition.

        In January 2004, the Company entered into a three-year consulting agreement with a stockholder, to provide merger and acquisition advisory services, effective upon an acquisition. The agreement calls for annual consulting fees of $125,000, $150,000 and $200,000, respectively. For each year of the agreement the consultant shall be issued an option to purchase 50,000 shares of common stock of the Company. As of September 30, 2004, the agreement was not in effect. However, in September 2004, the Board of Directors granted options to purchase 50,000 shares of common stock of the Company.

                                 FBO AIR, INC.
                        (A Development Stage Enterprise)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)
--------------------------------------------------------------------------------


NOTE 8 - Commitments and Contingencies, continued

        Employment Agreement
        In January 2004, the Company entered into a three-year employment agreement with its President and Chief Executive Officer, effective upon an acquisition and provides for an annual salary of $125,000, $150,000 and $200,000, respectively, plus an annual incentive bonus to be determined. In addition, the executive is entitled to receive options to purchase the Company's common stock in an amount to be determined by the board of directors. As of September 30, 2004, the agreement was not in effect and no options were granted.


NOTE 9 - Subsequent Event

        Convertible Notes
        During October 2004, a group of investors waived one provision under its loan agreement and funded the sale of $45,000 in convertible notes (see
        Note 6).

        Employment Agreement
        In October 2004, the Company entered into a three-year employment agreement with an executive to serve as its Chief Financial Officer and Executive Vice President. The executive's employment by the Company under this agreement shall commence in two weeks from the date of the initial fixed base operator acquisition and the firm commitment and written agreement by the Board of Directors in securing no less than $20.0 million in debt and equity financing by the Company. This agreement provides for an annual salary of $125,000, $150,000 and $200,000, respectively, plus an annual incentive bonus to be determined. In addition, the executive is entitled to receive options to purchase at the listed price at the date of grant a total of 750,000 shares, with an option to purchase 250,000 shares to be granted by the Company on March 1 of each of the years 2005, 2006 and 2007. The options shall vest at the time of issuance and the executive shall have five years to acquire the stock from the date of issuance. As of September 30, 2004, the agreement was not in effect and no options were granted.

        ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        Please read the following discussion together with the condensed financial statements and related notes appearing elsewhere in this Report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 of Part I under the heading "Cautionary Statement For Forward Looking Statements", as well as those discussed elsewhere in this Report. Unless otherwise specified or the context requires otherwise, the terms "we", "us", "our" and the "Company" refer to FBO Air, Inc.

        OVERVIEW

        We completed a reverse merger transaction on August 20, 2004 with Shadows Bend Development, Inc. ("Shadows Bend"), a Nevada corporation. Prior to the merger, Shadows Bend had been pursuing a business plan to acquire, develop and operate "specialty care" facilities designed to help people diagnosed with Alzheimer's or other related illnesses. This business model was effectively abandoned in December 2002. The directors and management of FBO Air, Inc. upon consummation of the merger became the directors and management of Shadows Bend.

        On August 20, 2004, we changed our corporate name to FBO Air, Inc. pursuant to an Agreement and Plan of Merger, dated as of July 26, 2004, between Shadows Bend and FBO Air, Inc. The merger agreement was approved by a written consent of stockholders of Shadows Bend holding more than 50% of the outstanding shares of Shadows Bend's common stock, $0.001 par value.

        FBO Air was formed initially as a proprietorship on January 17, 2003. On January 2, 2004, FBO Air was incorporated in the State of Arizona

        For accounting purposes, FBO Air was the acquirer in the August 2004 reverse merger transaction, and consequently the transaction is treated as a recapitalization of the Company. FBO Air's financial statements are the historical financial statements of the post-merger entity.

        We are a development-stage enterprise with no revenue. Our goal is to establish a national network of fixed based operators ("FBOs") through purchasing and consolidating FBOs in the secondary and tertiary markets within the United States. FBOs are the primary providers of services, such as fueling, parking of aircraft, maintenance and repair, to general aviation aircraft operators.

        The fixed based operator industry is comprised of only three major players. Each of these companies are pursuing strategies to consolidate FBOs holdings in primary market locations. The balance of the industry is very highly fragmented and served by over 3,000 operators who own
        FBOs and serve customers at one or more of the almost 3,400 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these independent operators are single location operators. These operators are relatively unsophisticated, frequently under-capitalized, and, in many instances, seek an exit strategy. It is these operators that are the prime targets of the Company's consolidation strategy.

        The Company believes that, as it obtains a national presence in the FBO business, that it will be the beneficiary of better jet fuel purchasing terms and may be able to secure favorable landing rights service contracts for the several major fractional jet ownership companies. There can be no assurance that we shall achieve any or all of these benefits.

        The accompanying financial statements in Item 1 of Part I of this Report have been prepared assuming that the Company will continue as a going concern. The Company is currently a development stage enterprise and, as such, its continued existence is dependent upon its ability to obtain debt and equity financing. The Company has yet to generate a positive internal cash flow, and until meaningful operations have begun, we are totally dependent upon debt and equity funding.

        In April 2004, we entered into a convertible loan agreement with a group of investors to purchase five-year, 8% convertible notes in the aggregate principal amount of $400,000. Through October 2004, the investors have allowed us to draw down $300,000 against this agreement.

        In the event that the Company is unable to obtain debt or equity financing or we are unable to obtain such financing on terms and conditions that are acceptable to us, we may have to cease or severely curtail our operations. This would materially impact the Company's ability to continue as a going concern. We have been able to raise the capital necessary to obtain funding for operating requirements to date. There is no assurance that, if and when acquisitions are made, that the Company will achieve a profitable level of operations. The accompanying financial statements in Item 1 of Part I of this Report do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

        Proposed Acquisitions

        The Company has negotiated and issued letters of intent for four potential acquisitions: 1) FBOs located in Garden City, Kansas, requiring cash at closing of approximately $435,000 and the issuance of a 5% note for approximately $240,000 to be paid out over 18 months; 2) FBOs located in the central south region of the country, requiring cash at closing of approximately $5,000,000 and the issuance of shares of common stock of the Company following a reverse merger transaction valued at approximately $5,000,000; 3) FBOs located in the northeast region of the country, requiring a combination of cash and debt totaling approximately $2,800,000 and 4) FBOs located in the southern region of the country, requiring cash at closing of approximately $1,250,000. Completion of these acquisitions is subject to customary closing conditions including the raising of capital, government approval and other due diligence. In addition, the Company is currently negotiating with other acquisition targets.

        RESULTS OF OPERATIONS

        COMPARISON OF 3 MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

        There were no revenues in the three months ended September 30, 2004 and 2003.

        General and administrative expenses increased approximately $130,000, or 1083%, from $12,000 to approximately $142,000 for the three months ended September 30, 2004 compared to the prior year. This increase was mainly due to the additional cost associated with the compensation of our president of approximately $24,000, higher accounting fees of $22,000, consulting costs of approximately $50,000 and legal fees of $21,000. The increase is attributable to the costs associated with exploring and pursuing various acquisitions and the costs related to the Company having additional requirements as a public entity.

        Interest expense for the three months ended September 30, 2004 of approximately $4,000 consisted of the financing costs related to the April 2004 and August 2004 draws under the convertible notes agreement. There was no interest expense for the three months ended September 30, 2003.

        COMPARISON OF 9 MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

        There were no revenues in the nine months ended September 30, 2004 and 2003.

        General and administrative expenses increased approximately $270,000, or 466%, from approximately $58,000 to approximately $328,000 for the nine months ended September 30, 2004 compared to the prior year. This increase was mainly due to the additional cost associated with the compensation of our president of approximately $46,000, higher accounting fees of $47,000, consulting costs of approximately $82,000 and legal fees of $75,000. The increase is attributable to the costs associated with exploring and pursuing various acquisitions and the costs related to the Company having additional requirements as a public entity.

        Compensatory element of stock issuances increased approximately $69,000.

        Interest expense for the nine months ended September 30, 2004 of approximately $6,000 consisted of the financing costs related to the April 2004 and August 2004 draws under the convertible notes agreement. There was no interest expense for the nine months ended September 30, 2003.

        LIQUIDITY AND CAPITAL RESOURCES

                 We have financed our operations  since inception  through funds provided by the proprietor and the Comany's affiliates, as well as through the issuance of convertible debt securities, generating approximately $350,000 in gross proceeds through September 30, 2004, described in the sections below.

        During the cumulative period from January 17, 2003 (inception) to September 30, 2004, the Company had a net increase in cash of approximately $51,000. The Company's sources and uses of funds were as follows:

        CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $299,000. This was primarily driven by a net loss of $507,000 offset by the compensatory element of stock issues of $69,000 and an increase in accounts payable and accrued liabilities of $156,000.

        CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities was approximately $350,000. For the period from January 17, 2003 (inception) to September 30, 2004, the proprietor and Company affiliates provided approximately $95,000. In April and August 2004, through a convertible note agreement, the Company raised $130,000 and $125,000, respectively.

        As of September 30, 2004, we had a working capital deficit of approximately $108,000. Our capital commitments involve our planned acquisitions of fixed base operators. The Company will proceed to make these acquisitions only in so much as there is adequate investment and operating capital. This capital is expected from planned debt and equity capital raising.

        During October 2004, the Company raised an additional $45,000 through the convertible note agreement.

        The Company's stock is traded in the pink sheets under the symbol FBOR.

        On the basis of the foregoing, and subject to the risk factors more fully discussed below, we believe that based upon the cash on hand and resources available, the Company will require additional debt or equity capital to fund operations past the remainder of this calendar year.

        CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

        Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

        o our ability to secure the additional financing adequate to execute our business plan;

        o our ability to identify, negotiate and complete the acquisition of targeted operators;

        o existing or new competitors consolidating operators ahead of the Company;

        o our ability to close the first acquisition, thus meeting the remaining milestone required to obtain the remaining funding under the convertible notes financing arrangement;

        o the success of our investor relations program to create and sustain interest and liquidity in our stock, which is currently thinly traded in the pink sheets;

                Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission, which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.


        ITEM 3  CONTROLS AND PROCEDURES

        As of the end of the period covered by this Report, based on an evaluation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive Officer, who is also the acting Chief Financial Officer of the Company, has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

        There were no significant changes during the quarter ended September 30, 2004 in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

        PART II
        OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        (a) (i) On September 30, 2004, the Board of Directors granted options to purchase an aggregate of 150,000 shares of the Company's Common Stock, $.01 par value (the "Common Stock").

           (ii) There were no underwriters. An option to purchase 25,000 shares of the Common Stock was granted to each of the four directors who are not employees of the Company and an option to purchase 50,000 shares of the Common Stock was granted to Jeffrey M. Trenk, a consultant to the Company.

          (iii) The options were not sold to the optionees for cash and there were no underwriting discounts or commissions. The options were granted to the optionees in consideration of the services they will render to the Company.

           (iv) The Company claims that the grants of the options were exempt from the registration requirement of Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption of Section 4(2) of the Securities Act as transactions not involving a public offering. Each of the optionees represented to the Company that he was acquiring the option, and would acquire the underlying shares of the Common Stock upon exercise, for investment and not with a view toward, or in connection with, a distribution as such term as contemplated under the Securities Act.

            (v) Each option becomes exercisable on the first anniversary date of the date of grant (i.e., September 30, 2005) provided the optionee is still serving as a director or a consultant, whichever is applicable, is exercisable at $.01 per share and expires on September 29, 2009.

           (vi) Not applicable.

        (b) Not applicable.

        (c) Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (a) There were no meetings of stockholders held during the quarter ended September 30, 2004. Instead, the Company obtained on July 26, 2001 the consents from two stockholders holding more than a majority of the outstanding shares of the Common Stock.

        (b) As previously reported, effective as of August 20, 2004 with the merger of FBO Air, Inc., an Arizona corporation, with and into the Company (the "Merger") pursuant to an Agreement and Plan of Merger dated as of July 26, 2004 (the "Merger Agreement"), Ivan Galindo and Michael W. Sciacchetano resigned as directors and Ronald J. Ricciardi and Alvin S. Trenk, both directors of FBO Air, were elected instead as directors of the Company.

        (c) Consents from two holders for an aggregate of 3,115,374 shares or 51.8% of the outstanding shares of the Common Stock consented to the following actions.

            (i) filing of a Certificate  of Change which effected a one-for-four reverse stock split of the Common Stock prior to the consummation of the Merger so that the outstanding 6,016,054 shares were reduced to 1,504,397 shares;

           (ii) filing  of  a   Certificate   of  Amendment  to  the   Company's
                Certificate of Incorporation which increased the authorized shares of Common Stock from 50,000,000 to 100,000,000; and

          (iii) filing of Articles of Merger which effected the Merger, including the change of name of the Company from Shadows Bend Development, Inc. to FBO Air, Inc.


        (d) Not applicable.

ITEM 5. OTHER INFORMATION.

        (a) The Company and W.R. "Robert" Cumming (the "Executive") have executed an Employment Agreement dated October 15, 2004 (the "Employment Agreement"), a copy of which is filed as Exhibit 10.7 to this Report and which is incorporated herein by this reference. The Employment Agreement provides, among other items, for (a) the Executive to serve the Company as its Chief Financial Officer and as an Executive Vice President, with such duties and responsibilities as may be assigned to him by the Chairman and/or the Chief Executive Officer of the Company and as are normally associated with such position; (b) a term of 36 months commencing with the period of two weeks after the later of the (i) the date of the first acquisition by the Company of a fixed base operation and (ii) the date the Company secures a firm commitment for debt and equity financing of not less than $20,000,000; (c) a base salary of $125,000 during the first 12-month period, $150,000 during the second 12-month period and $200,000 during the third 12-month period; (d) eligibility for an incentive bonus of three percent of the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the Company pursuant to a plan approved annually by the Board of Directors of the Company; (e) the grant on each of March 1, 2005, March 1, 2006 and March 1, 2007 (each such date being referred to herein as the "Grant Date") of a stock option expiring five years from the respective Date of Grant to purchase 250,000 shares of the Common Stock at the listed price as of the respective Date of Grant; (f) the right of the Company to terminate the Employment Agreement without cause at any time upon ten days' written notice to the Executive, in which event the Company shall pay the Executive as a severance allowance an amount equal to one-year's base salary as then in effect; (g) the right of the Executive to terminate the Employment Agreement without cause at any time upon 60 days' written notice to the Company; and (h) the right of each of the Company and the Executive to terminate for "cause" as defined in the Agreement.

        (b) Because of the Merger and an entirely new management, including the addition of three independent directors on September 30, 2004, the Company has not adopted as yet procedures by which security holders may recommend nominees to the Company's Board of Directors. The Board intends to adopt such procedures shortly and report in a subsequent quarterly or annual report.

ITEM 6.   EXHIBITS.


-----------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-----------------------------------------------------------------------------------------------------------------------
        2     Agreement  and Plan of Merger  dated as of July 26, 2004 by and  between  the  Company and FBO  (without schedules).(1)
-----------------------------------------------------------------------------------------------------------------------
        3     Certificate of Amendment to the Company's Certificate of Incorporation filed on July 30, 2004.(1)
-----------------------------------------------------------------------------------------------------------------------
      10.1    Convertible  Loan Agreement  dated April 16, 2004 by and among FBO and the Investors named in Schedule A thereto.(1)
-----------------------------------------------------------------------------------------------------------------------
      10.2    Amendatory  Agreement dated as of July 26, 2004 to the Convertible Loan Agreement filed as Exhibit 10.1.
              (2)
-----------------------------------------------------------------------------------------------------------------------
      10.3    Form of Convertible  Note due April 15, 2009 issued pursuant to the Convertible  Loan Agreement filed as
              Exhibit 10.1.(1)
-----------------------------------------------------------------------------------------------------------------------
      10.4    Letter  Agreement dated October 21, 2004 amending the Convertible  Notes,  the form of which is filed as
              Exhibit 10.3.(2)
-----------------------------------------------------------------------------------------------------------------------
      10.5    Employment Agreement dated as of January 2, 2004 by and between Ronald J. Ricciardi and the Company.(3)
-----------------------------------------------------------------------------------------------------------------------
      10.6    Business  Development  Agreement  dated as of  January 2, 2004 by and  between  Jeffrey M. Trenk and the
              Company.(3)
-----------------------------------------------------------------------------------------------------------------------
      10.7    Employment Agreement dated October 15, 2004 by and between W.R. Robert Cumming and the Company.
-----------------------------------------------------------------------------------------------------------------------
      31.1    Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.
-----------------------------------------------------------------------------------------------------------------------
      32.1    Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
-----------------------------------------------------------------------------------------------------------------------


----------
(1)   Incorporated by reference to the Company's Current Report on Form 8-K filed on August 27, 2005.
(2)   Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 4, 2004.
(3)   Incorporated by reverence to the Company's Current Report on Form 8-K filed on October 5, 2004.




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 22, 2004                         FBO AIR, INC.


                                                  By: /s/ Ronald J. Ricciardi
                                                    ----------------------------
                                                    Ronald J. Ricciardi
                                                    Chief Executive Officer

INDEX TO EXHIBITS
FILED WITH QUARTERLY REPORT ON
FORM 10-QSB FOR THE QUARTER
ENDED SEPTEMBER 30, 2004

----------------------------------------------------------------------------------------------------------
EXHIBIT NO. DESCRIPTION OF EXHIBIT                                                                   PAGE
----------------------------------------------------------------------------------------------------------
  10.7      Employment  Agreement dated October 15, 2004 by and between W.R. "Robert" Cumming and    E-2
            the Company.
----------------------------------------------------------------------------------------------------------
  31.1      Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.    E-10
----------------------------------------------------------------------------------------------------------
  32.1      Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.                     E-12
----------------------------------------------------------------------------------------------------------


                                                                                                       E-1