Form 10KSB
period 2004-12-31
FBO AIR, INC.
filed 2005-03-29
CIK 1128281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from _______________ to ________________

                        COMMISSION FILE NUMBER: 333-56046

                                  FBO AIR, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


             Nevada                                      87-0617649
-------------------------------                      -------------------
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

                          Yes [X]               No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

State issuer's revenues for its most recent fiscal year: $0

Aggregate market value of the voting stock held by non-affiliates based on the weighted average sale price for such stock on the ten trading days preceding March 27, 2005: $647,005

As of March 22, 2005, the Registrant had 6,026,022 shares of its Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

                          Yes [_]               No [X]

                          FBO AIR, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                   FORM 10-KSB
                                      INDEX

ITEM 1.      BUSINESS                                                          1
ITEM 2.      PROPERTIES                                                        4
ITEM 3.      LEGAL PROCEEDINGS                                                 4
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               4
ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                               6
ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        10
ITEM 7.      FINANCIAL STATEMENTS                                             14
ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE                                         15
ITEM 8A.     CONTROLS AND PROCEDURES                                          15
ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS     16
ITEM 10.     EXECUTIVE COMPENSATION                                           19
ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP
             OF MANAGEMENT                                                    21
ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   22
ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K                                 23
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES                           24
SIGNATURES                                                                    25
EXHIBIT 31.1                                                                  26
EXHIBIT 32.1                                                                  28


THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN ITEM 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION- CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS," WITHIN THIS REPORT.

                                     PART I

ITEM  1. BUSINESS

GENERAL

      FBO Air, Inc. ("FBO Air", the "Company" or "we") was formed on January 17, 2003 (date of inception) as a proprietorship to acquire and operate fixed base operations. On January 2, 2004, FBO Air was incorporated in the State of Arizona. A fixed base operator ("FBO") is the primary provider of services such as fueling, parking of aircraft, maintenance and repair, to general aviation aircraft operators. The Company's business strategy is to purchase and consolidate FBOs in the secondary and tertiary markets located within the United States.

      We completed a reverse merger transaction on August 20, 2004 with Shadows Bend Development, Inc. ("Shadows Bend"), a Nevada corporation. Prior to the merger, Shadows Bend had been pursuing a business plan to acquire, develop and operate "specialty care" facilities designed to help people diagnosed with Alzheimer's or other related illnesses. This business model was effectively abandoned in December 2002. The directors and management of FBO Air upon consummation of the merger became the directors and management of Shadows Bend.

      On August 20, 2004, we changed our corporate name to FBO Air, Inc. pursuant to an Agreement and Plan of Merger dated as of July 26, 2004 (the "Merger Agreement"), between Shadows Bend and FBO Air. A copy of the Merger Agreement is filed (by incorporation by reference) as Exhibit 2 to this Report and is incorporated in this Report by this reference. The Merger Agreement was approved by a written consent of stockholders of Shadows Bend holding more than 50% of the outstanding shares of Shadows Bend's common stock, $0.001 par value.

      For accounting purposes, FBO Air was the acquirer in the August 2004 reverse merger transaction, and consequently the transaction is treated as a recapitalization of the Company. FBO Air's financial statements are the historical financial statements of the post-merger entity.

      We believe that the fixed based operator industry is comprised of only three national players and that each of these companies' FBOs holdings are situated in predominantly primary market locations. The balance of the industry, in our opinion, is very highly fragmented and served by over 3,000 operators who own FBOs and serve customers at one or more of the almost 3,400 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these independent operators are single location operators. These operators are, in our opinion, relatively unsophisticated, frequently under-capitalized, and, in many instances, seeking an exit strategy. It is these operators that are the prime targets of the Company's consolidation strategy.

      In July 2004, FBO Air formed FBO Air - Garden City, Inc. ("FBO Air Garden City"), a wholly-owned subsidiary, so that in the future FBO Air Garden City may acquire the net assets and/or stock of a target FBO. Through December 31, 2004, FBO Air Garden City has not acquired an FBO nor entered into a definitive asset or stock purchase agreement for such purpose.

      The Company's primary source of operating funds since inception has been provided by its shareholders and a convertible note financing. In April 2004, we entered into a convertible note agreement with a group of investors to purchase five-year, 8% convertible notes in the aggregate principal amount of $400,000 (the" Convertible Notes"). Copies of the Convertible Note Agreement, as amended, are filed (by incorporation by reference) as Exhibits 10.1, 10.2, 10.3 and 10.4 to this Report and are incorporated by this reference. Through March 22, 2005, the investors have allowed us to draw down the total available amount of $400,000 against this agreement.

      The Company intends to raise additional capital through private debt and equity investors. The Company is currently a development stage enterprise and there is no assurance that these funds, if raised, will be sufficient to enable the Company to fully complete its development activities, attain profitable operations or continue as a going concern. As of December 31, 2004, the Company had stockholder and working capital deficiencies of $532,998 and $166,398, respectively. FBO Air had no revenues and incurred an operating loss of $677,892 during the period from January 17, 2003 (date of inception) through December 31, 2004.

      Management has taken steps to improve the Company's liquidity. The Company has obtained an extension from the convertible notes holders to defer the start of interest payments until after the closing of the first FBO acquisition. In addition, the Company has minimized its overhead costs by limiting its full time employees to just one, the Company's President.

      The accompanying consolidated financial statements in Item 2, Part 7, have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

OTHER POTENTIAL PRODUCTS

      We are seeking to balance our investment in FBO properties with the targeted acquisition of other aircraft related investments such as aircraft flight schools.

MARKETING AND SALES

      For the most part, we will rely on local management to promote market and sell the goods and services of FBO operations to current and future customers. As our field network of FBO's grows, from our central headquarters, we will market nationally to new larger customers such as companies in the fractional jet ownership business.

GOVERNMENT APPROVALS

      The FBO's that we target for acquisition generally operate on municipal or other government owned real estate properties. Accordingly, at times we will need to obtain certain consents or approvals from that government entity in conjunction with our acquisition.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATION

      The FBO's that we target to acquire also operate under the supervision of the Federal Aviation Authority. The Company intends to dispense fuels and provide repair and maintenance services, all of which are under the purview of local, regional and national regulatory agencies. The Company intends to comply with all government regulations.

COMPETITION

      We believe that the fixed based operator industry is comprised of only three national FBO companies and that each of these companies' FBO holdings are situated in predominantly primary market locations. The balance of the industry is, in our opinion, very highly fragmented and served by over 3,000 operators who own FBOs and serve customers at one or more of the almost 3,400 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these independent operators are single location operators. These operators are, in our opinion, relatively unsophisticated, frequently under-capitalized, and, in many instances, seeking an exit strategy. It is these operators that are the prime targets of the Company's consolidation strategy. As to competition, there is a fair amount of flexibility for aircraft in transit to choose from a number of FBO options within a 200-300 mile radius. Accordingly, we believe that the higher level of customer service that we intend to offer in our facilities will allow us to draw additional aircraft and thus compete successfully against other FBOs. There can be no assurance, however, that we will be able to compete successfully.

COSTS AND EFFECTS OF COMPLYING WITH ENVIRONMENTAL LAWS

      The Company will be dispensing fuels and in maintenance and repair operations, will be handling virgin and waste petroleum lubricants. The handling of these materials is subject to federal, state and local environmental laws. The Company intends to comply with these laws, as part of its standard operating practice. The cost of this compliance is considered a normal cost of operations.

EMPLOYEES

      The Company currently has one full-time employee who is the Company's President and CEO. Depending on its level of business activity through its planned acquisitions, the Company expects to hire additional employees in the next 12 months, as needed, to support finance, marketing and operations. In October 2004, the Company entered into an agreement with an executive to serve as its Chief Financial Officer and Executive Vice President, which becomes effective upon the date of the initial FBO acquisition and the achievement of a certain level of financing. As of March 22, 2005, this agreement is not yet in effect. The Company also retains consultants on an as-needed basis to provide marketing support and to assist with financial matters.

ITEM  2. PROPERTIES

      The Company maintains its headquarters in Scottsdale, Arizona, in a shared space provided for by one of the Company's organizers.

      Effective in 2004, we began seeking acquisitions for FBO properties under which we typically contract for the lease rights to airport properties. Through March 22, 2005, we have not yet acquired any FBO properties. Currently, there are no limitations on the types of assets the Company may invest. This policy may be changed without the consent of shareholders. It is the Company's policy to invest in properties primarily for the income which will be generated from the flight based operations.

      As of March 22, 2005, the Company has negotiated and issued letters of intent for four potential FBO acquisitions: 1) An FBO located in Garden City, Kansas, requiring cash at closing of approximately $435,000 and the issuance of a 5% note for approximately $240,000 to be paid out over 18 months; 2) An FBO located in the northeast region of the country, acquiring the stock of the company with a combination of cash and debt totaling approximately $2,800,000;
3) An FBO located in the southern region of the country, requiring cash at closing of approximately $1,250,000; and 4) A flight school, including certain aircraft, located in the southwest region of the country, requiring a combination of cash and notes totaling approximately $2,495,000. Completion of these acquisitions is subject to customary closing conditions including the raising of capital. There can be no assurance as to whether or when any or all of these potential acquisitions may be consummated.

      The Company intends to finance the acquisition of these properties through a combination of debt and equity financing. The Company's objective is to acquire and build a national network of FBO properties.

      The Company has no current intention to invest in real estate, other than in connection with the acquisition of an FBO property. The Company has no intention to invest in real estate mortgages. The Company may purchase the common stock of companies, as a means of acquisition of that FBO, but has no intent to passively hold or invest in the common stock of companies in the FBO business.

ITEM  3. LEGAL PROCEEDINGS

      In early 2005, the Company was served with a complaint which names the Company, among others, as a defendant in a suit brought by a broker-dealer, seeking damages of approximately $100,000 arising from Shadows Bend's cancellation of a stock certificate in the year 2002 evidencing shares allegedly sold by the plaintiff for the account of a stockholder of Shadows Bend. The Company disputes the allegations, has engaged local trial counsel and intends to vigorously defend itself in this matter.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) There were no meetings of stockholders held during the year ended December 31, 2004. Instead, the Company obtained on July 26, 2004 the consents from two stockholders holding more than a majority of the outstanding shares of the Common Stock to the reverse merger transaction described in Item 1 to this Report and in (b) below.

            (b) As previously reported, effective as of August 20, 2004 with the merger of FBO Air, Inc., an Arizona corporation, with and into the Company (the "Merger") pursuant to the Merger Agreement, Ivan Galindo and Michael W. Sciacchetano resigned as directors and Ronald J. Ricciardi and Alvin S. Trenk, both directors of the Arizona corporation, were elected instead as directors of the Company.

            (c) Two holders for an aggregate of 3,115,374 shares, or 51.8% of the outstanding shares of the Common Stock, consented to the following actions:

                        (i) filing of a Certificate of Change which effected a
            one-for-four reverse stock split of the Common Stock prior to the consummation of the Merger so that the outstanding 6,016,054 shares were reduced to 1,504,397 shares;

                        (ii) filing of a Certificate of Amendment to the
            Company's Certificate of Incorporation which increased the authorized shares of Common Stock from 50,000,000 to 100,000,000 and authorized 10,000,000 shares of Preferred Stock; and

                        (iii) filing of Articles of Merger which effected the
            Merger, including the change of name of the Company from Shadows Bend Development, Inc. to FBO Air, Inc.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

      The Company's Common Stock, par value $.001 per share (the "Common Stock") is traded on the OTC Bulletin Board ("OTCBB") under the symbol FBOR. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter ("OTC") equity securities. Prior to December 21, 2004, the stock had been traded on the Pink Sheets. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported on the Pink Sheets during each of the quarters presented until December 21, 2004 and the OTCBB subsequent to December 21, 2004. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. On August 20, 2004, the Company effected a one four reverse stock split. All closing sales prices below have been restated retroactively for the effect of the reverse stock split.

                                                       Common
                                                       Stock
                                              -----------------------
         QUARTERLY PERIOD ENDED                HIGH              LOW
         ----------------------               ------           ------

         March 31, 2003                       0.0040           0.0004
         June 30, 2003                        0.0040           0.0004
         September 30, 2003                   0.0004           0.0004
         December 31, 2003                    0.0040           0.0004

         March 31, 2004                       0.2000           0.0004
         June 30, 2004                        0.0004           0.0004
         September 30, 2004                   0.0040           0.0001
         December 31, 2004                    0.0001           0.0001

      To date there has not been an active market for the Common Stock.

      As of March 22, 2005, there were approximately 589 holders of record of the Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various broker-dealers, clearing agencies, banks, and other fiduciaries.

      During August 2004, we increased to 100,000,000 the authorized shares for the Company's Common Stock and authorized 10,000,000 shares of Preferred Stock.

      We have not declared or paid any cash dividends on our common shares for the period from January 1, 2003 through December 31, 2004. The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

SECURITIES ISSUED UNDER COMPENSATION PLANS

      During September 2004, the Board of Directors granted options to purchase an aggregate of 150,000 shares, 25,000 to each of the four independent directors and 50,000 to a consultant/shareholder of the Company. These options have an exercise price of $0.01 per share and expire four years from the date of grant.

      In addition,  the Board of Directors  approved  consulting  and employment agreements, respectively, which included within its terms the Company's agreement, over a period of three years, to provide stock options in the aggregate of 900,000 shares, 150,000 to a shareholder and consultant to the Company and 750,000 to an executive to serve as the Company's Chief Financial Officer and Executive Vice President. In addition, under the agreement with the Company's President and CEO, an option to purchase shares may be granted by the Board of Directors. As of March 22, 2005, the consulting agreement and the employment agreements with the executive to serve as the Chief Financial Officer and with the Company's President and CEO are not yet in effect. Accordingly, no options have yet been granted hereunder.

      There were no repurchases of shares during the quarterly period ended December 31, 2004.

RECENT SALES OF UNREGISTERED SECURITIES

CONVERTIBLE NOTES

      In April 2004, the Company entered into a convertible loan agreement with a group of investors ("Investors") to purchase five-year, 8% Convertible Notes in the aggregate principal amount of $400,000 as follows: a) $130,000 upon signing; b) $270,000 upon the later to occur of: 1) the reverse merger transaction, and 2) the acquisition of an FBO as defined in the agreement. The Convertible Notes mature April 2009, with interest payable quarterly, beginning with the first interest payment, which is due December 1, 2004.

      In April 2004, the Investors funded the sale of the initial $130,000 of Convertible Notes under the agreement. During August 2004, October 2004, November 2004 and December 2004, the Investors waived one provision under their agreement and funded the sale of $125,000, $45,000, $40,000 and $40,000, respectively of Convertible Notes under the agreement.

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

      During January 2005, the Investors waived one provision under their loan agreement and funded the sale of the remaining $20,000 Convertible Notes under the agreement. Also, during January 2005, the Company entered into an amendment of the agreement with the Investors whereby the due date of the first interest payment is deferred to the date of closing of the first FBO acquisition.

      There was no underwriter and no underwriting discounts or commissions. The Company claims that the sale of the Convertible Notes was exempt from the registration requirement of Section 5 of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption of Section 4(2) of the Securities Act as a transaction not involving a public offering. Each of the Investors represented to the Company that it was acquiring its Convertible Note, and would acquire the underlying shares of the Common Stock upon conversion, for investment and not with view toward, or in connection with, a distribution as such term is contemplated under the Securities Act.

OPTIONS TO PURCHASE SHARES OF COMMON STOCK

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

                  (iv) The Company claims that the grants of the options were exempt from the registration requirement of Section 5 of the Securities Act pursuant to the exemption of Section 4(2) of the Securities Act as transactions not involving a public offering. Each of the optionees represented to the Company that he was acquiring the option, and would acquire the underlying shares of the Common Stock upon exercise, for investment and not with a view toward, or in connection with, a distribution as such term is contemplated under the Securities Act.

                  (v) Each option becomes exercisable on the first anniversary date of the date of grant (i.e., September 30, 2005) provided the optionee is still serving as a director or a consultant, whichever is applicable, is exercisable at $.01 per share and expires on September 29, 2008.

                  (vi) Not applicable.

            (b) Not applicable.

            (c) Not applicable

SHARES ISSUED FOR SERVICES

      During June 2004, the Company issued 1,906,250 shares of Common Stock as consideration for services performed by various individuals valued in the aggregate of $69,227.

INCREASE IN AUTHORIZED SHARES, REVERSE STOCK SPLIT AND MERGER

      On August 20, 2004, pursuant to the Merger Agreement by and between Shadows Bend Development, Inc., a Nevada corporation, and FBO Air, Inc., an Arizona corporation, FBO Air was merged (the "Merger") with and into Shadows Bend and Shadows Bend simultaneously changed its name to FBO Air, Inc. The Merger Agreement was approved by a written consent (the "Consent") of stockholders of the Company holding more than 50% of the outstanding shares of the Company's Common Stock.

      Shadows Bend also simultaneously implemented (as authorized by the Consent) a one-for-four reverse stock split of the Common Stock. All references in this Report to the number of shares of the Common Stock, unless otherwise noted, shall be on a post-split basis. As a result, the aggregate of pre-split 6,016,054 shares of the Common Stock held by stockholders of Shadows Bend prior to the Merger was reduced to an aggregate of 1,504,014 shares. An aggregate of 4,521,625 shares of Common Stock were issued to the shareholders of FBO in connection with the Merger, so that they owned 75.0% of the 6,025,639 shares outstanding immediately after the Merger. The foregoing does not give effect to the aggregate of 4,018,375 shares initially reserved for issuances upon conversions by the holders of the Convertible Notes issued by FBO and assumed by the Company pursuant to the Merger Agreement. Were such shares to be issued, the former FBO shareholders and noteholders would own, as a result of the Merger, an aggregate of 8,540,000 shares, or 85.0% of the then outstanding 10,044,014 shares of Common Stock, assuming no other shares of Common Stock were issued in the interim period prior to conversion.

AUTHORIZED SERIES A CONVERTIBLE PREFERRED STOCK

      On February 22, 2005, the Company authorized the issuance of 1,000 shares of preferred stock, designated as Series A Convertible Preferred Stock (the "Convertible Preferred Stock"), each share having a Stated Value ("Stated Value") of $10,000. A copy of the Certificate of Designations creating the Convertible Preferred Stock is filed as Exhibit 3.1(a) to this Report and is incorporated herein by this reference. These shares provide for cumulative dividends at the annual rate of 8%, payable quarterly and mature three years from the date of issue. The cumulative dividend, at the option of the Company, may be paid either in cash or by the issuance of additional shares of the Convertible Preferred Stock. The holders of the Convertible Preferred Stock and the holders of the shares of Common Stock shall vote as a single class, with the holders of the Convertible Preferred Stock having the number of votes based upon the formula for the conversion to Common Stock, as provided below. The holders of the Convertible Preferred Stock have the right to elect one Director to the Company's Board of Directors.

      The Convertible Preferred Stock is convertible into shares of the Common Stock. The shares shall automatically convert upon (a) the Company's realization of gross proceeds exceeding $5,000,000 from the sale of equity securities (a "Qualified Follow-On Offering"), separate and apart from any offering of the shares of the Convertible Preferred Stock, or (b) at such time as the traded price of the Company's Common Stock exceeds 2.5 times the Initial Conversion Price ("Conversion Price"), and under both (a) and (b), the shares subject to conversion are fully registered shares under the Securities Act. At the option of the holder, the shares, in whole or in part, may be converted at any time.

      Subject to certain adjustments in the event of stock splits and other events, as provided in the agreement, and upon the sale of additional equity securities at a price below the Conversion Price, the Conversion Price is $0.30 per share. Each share of Preferred Stock will convert into that number of shares of Common Stock determined by dividing the Stated Value of each share of Convertible Preferred Stock by the Conversion Price. In the case of a mandatory conversion on account of a Qualified Follow-on Offering, then at the option of the holder, the shares shall be converted at (a) the Conversion Price, or (b) at the same price that such securities are being sold in such Qualified Follow-On Offering, with the holder, in this case, also receiving a premium of an additional 10% in the number of such shares. Under certain conditions whereupon the Company sells shares of Common Stock at a price below the Conversion Price, then the Conversion Price shall be reduced, as provided for in the agreement.

      On the third anniversary of the original date of issuance of the Convertible Preferred Stock, the Company shall redeem for cash all remaining outstanding shares at a redemption price equal to the Stated Value, plus all accrued and unpaid dividends.

      In the event of a liquidation of the Company, the holders of the Convertible Preferred Stock then outstanding will be entitled to receive 115% of the stated value of each share, plus any accrued and unpaid dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION AND RESULTS OF OPERATIONS

                          SUMMARY FINANCIAL INFORMATION

      The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Form 10-KSB.

                                               YEAR ENDED          YEAR ENDED
  CONSOLIDATED STATEMENT OF                    DECEMBER 31,        DECEMBER 31,
      OPERATIONS DATA:                            2004                 2003
---------------------------------------    ----------------       -------------
(in thousands, except for share and per
share data)
Revenues                                   $        0             $        0
Net Loss - common shares                   $     (573)            $     (104)
Net loss per common share                  $     (.14)            $     (.04)
Weighted average number of
  shares -basic and deleted                 4,136,013              2,615,375

                                               DECEMBER 31,
          BALANCE SHEET DATA:                     2004
---------------------------------------    ----------------
Working capital (deficiency)              $      (166)
Total assets                              $        46
Total liabilities                         $       579
Stockholders' (deficiency)                $      (533)

FORWARD-LOOKING STATEMENTS

      This Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts included in this Report, including without limitation, the statements under "General," "Marketing and Sales," "Liquidity and Capital Resources" and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include delays in product development, competitive products and pricing, general economic conditions, risks of intellectual property litigation, product demand and industry capacity, new product development, commercialization of new technologies, the Company's ability to raise additional capital, the Company's ability to obtain the various approvals and permits for the land development and the risk factors detailed from time to time in the Company's Annual Report on Form 10-KSB and other materials filed with the Securities and Exchange Commission ("SEC").

      All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

(a)   PLAN OF OPERATION

      (1) The Company's business strategy is to purchase and consolidate FBOs in the secondary and tertiary markets located within the United States. In this market, the Company would provide FBO services such as fueling, parking of aircraft, maintenance and repair, to general aviation aircraft operators. The Company's primary source of operating funds since inception has been provided by its shareholders and convertible note financing. In April 2004, we entered into a convertible note agreement with a group of investors to purchase five-year, 8% convertible notes in the aggregate principal amount of $400,000. Through March 22, 2005, the investors have allowed us to draw down the total available amount of $400,000 against this agreement.

                  (i) The Company requires additional cash to finance the purchases of the FBOs and is in the process of seeking to raise a minimum of $3 million through a private placement. Under terms of this offering and upon successful completion of the minimum amount, the Company shall have the capacity to consummate the first two acquisitions of fixed base operations in addition to having sufficient working capital for at least the next twelve months. Under the terms of this offering and successful completion of the maximum amount, the Company is expected to have the financial capacity to consummate the next two acquisitions. There can be no assurance that this private placement will be consummated or that the acquisition will be effected.

                  (ii) As part of its plan to acquire fixed base operations in secondary and tertiary markets across the country, the Company has developed a database of potential target acquisitions. This database was compiled through publicly available and industry-specific information as well as from direct contact with hundreds of individual owners of FBOs.

                  (iii) In connection with its anticipated transactions, the Company will acquire plant and equipment related to the aviation industry such as fuel vehicles, aircraft movement vehicles, and tools and supplies for the maintenance of aircraft. After each acquisition, a capital expenditure plan and budget would be established for each location, a portion of which would inevitably go toward additional plant and equipment. In connection therewith, the Company has negotiated and issued letters of intent for four potential FBO acquisitions: 1) An FBO located in Garden City, Kansas, requiring cash at closing of approximately $435,000 and the issuance of a 5% note for approximately $240,000 to be paid out over 18 months; 2) An FBO located in the northeast region of the country, acquiring the stock of the company with a combination of cash and debt totaling approximately $2,800,000; 3) An FBO located in the southern region of the country, requiring cash at closing of approximately $1,250,000; and 4) A flight school, including certain aircraft, located in the southwest region of the country, requiring a combination of cash and notes totaling approximately $2,495,000. Completion of these acquisitions is subject to customary closing conditions including the raising of capital.

                  (iv) In connection with its anticipated transactions, the number of employees in the Company will change significantly. In the first two anticipated acquisitions, the employee count would grow to over 50 people, including full-time and part-time headcount. Subsequent transactions would add employees in numbers ranging from 5 - 60 people per acquisition.

(b)      PRIVATE OFFERING

      The Company is seeking to offer units in a private placement pursuant to Rule 506 of Regulation D under the Securities Act (the "Private Offering"). Each such unit in the Private Offering will consist of:

      1. A Note (a) in the principal amount of $25,000; (b) with a maturity date of three (3) years; (c) bearing interest at the rate of 10% per annum payable quarterly in arrears; (d) secured by the current and to be acquired assets of the Company and its present and future subsidiaries; and (d) subject to certain covenants of the Company;

      2. $50,000 in face amount of shares of the Convertible Preferred Stock, and

      3. A five-year Warrant to purchase 50,000 shares of the Common Stock at the initial exercise price (the "Warrant Exercise Price") of $0.60 per share, with the Warrant Exercise price and the number of shares to be adjusted in the event of stock splits and certain other events, as provided in the agreement, and upon the sale by the Company of additional equity securities at a price below the Warrant Exercise Price. At the option of the Company, the Warrants may be redeemed at any time, in whole, but not in part, at a price of $0.01 per share provided that: (a) there is an effective registration statement under the Securities Act covering the resale of the Warrant shares; (b) the volume weighted average closing price of the Common Stock for the prior 20 trading days is not less than 250% of the Warrant Exercise Price; and (c) the average daily trading volume of the Company's Common Stock is not less than 200,000 shares per day during such 20-day trading period.

      The foregoing description of the Company's contemplated private placement is not an offer by the Company of any securities and such offer may be made only in compliance with Regulation D under the Securities Act.

      There can be no assurance that the Private Offering will be consummated or that, if consummated, it will be on the terms described.

CO-INVESTMENT OFFERING

      In addition, if the minimum units of the Private Offering are sold, the Company intends to offer to other investors an additional $1,250,000 in face amount of the Convertible Preferred Stock and to issue a five-year Warrant to purchase 625,000 shares of the Common Stock (the "Co-Investment"). The terms of the Convertible Preferred Stock and the Warrant are the same as those in the Private Offering. The Co-Investment will not be a part of the Private Offering.

      During February 2005, Co-Investors purchased for cash $100,000 of the Convertible Preferred Stock. There can be no assurance that they will purchase any additional securities.

(c) OFF-BALANCE SHEET ARRANGEMENTS

      The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES

      The Company's consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our consolidated financial statements.

      Our significant accounting policies are summarized in Note 3 of our consolidated financial statements. The Company currently has no critical accounting policies.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123R "Shared Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the SFAS No. 123R will have a significant impact on the Company's overall results of operations or financial position.

      In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the third quarter of 2003. The adoption did not have an impact on the consolidated financial statements.

      In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2004. The adoption of FIN 46 for provisions effective during 2003 did not have a material impact on the consolidated financial statements.

      In November 2004, the FASB ratified the release of Emerging Issue Task Force ("EITF") Issue No. 04-08 ("EITF 04-08"), "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." EITF 04-08 reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock and other such securities should be reflected in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. EITF 04-08 did not have a material impact on the consolidated financial statements.

ITEM  7. FINANCIAL STATEMENTS

      The information required by this item is incorporated by reference to pages F-1 through F-19 of this Annual Report on Form 10-KSB.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
             Table of Contents to Consolidated Financial Statements


Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Financial Statements

  Consolidated Balance Sheet as of December 31, 2004                         F-3

  Consolidated Statements of Operations For the Period from January 17,
  2003 (Inception) to December 31, 2003, For the Year Ended December
  31, 2004 and For the Period from January 17, 2003 (Inception) to
  December 31, 2004                                                          F-4

  Consolidated Statements of Stockholders' Deficiency For the period from
  January 17, 2003 (Inception) through December 31, 2004                     F-5

  Consolidated Statements of Cash Flows For the Period from January 17,
  2003 (Inception) to December 31, 2003, For the Year Ended December
  31, 2004 and For the Period from January 17, 2003 (Inception) to
  December 31, 2004                                                          F-6

Notes to Consolidated Financial Statements                                   F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FBO Air, Inc.

We have audited the accompanying consolidated balance sheet of FBO Air, Inc. and Subsidiary (a Development Stage Enterprise) as of December 31, 2004, and the related consolidated statement of operations, stockholders' deficiency, and cash flows for period from January 17, 2003 (inception) through December 31, 2003, the year ended December 31, 2004, and the period from January 17, 2003 (inception) through December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004, and the consolidated results of its operations and its cash flows for period from January 17, 2003 (inception) through December 31, 2003, the year ended December 31, 2004, and the period from January 17, 2003 (inception) through December 31, 2004 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has no revenues and has incurred significant operating losses since inception, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New York, NY
March 18, 2005

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2004


                                     ASSETS

CURRENT ASSETS
  Cash                                                                $  14,117
  Prepaid insurance                                                       2,668
  Due from stockholder                                                   15,510
                                                                      ---------
    Total current assets                                                 32,295

OTHER ASSETS
  Deposit for acquisition                                                10,000
  Option on lease of real estate, net                                     3,400
                                                                      ---------
    Total other assets                                                   13,400
                                                                      ---------

      TOTAL ASSETS                                                    $  45,695
                                                                      =========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $ 198,693

LONG-TERM LIABILITIES
  Convertible notes                                                     380,000
                                                                      ---------

      TOTAL LIABILITIES                                                 578,693
                                                                      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock - $.001 par value; authorized 10,000,000;
    none issued and outstanding                                              --
  Common stock - $.001 par value; authorized 100,000,000;
    6,026,022 issued and outstanding                                      6,026
  Additional paid-in capital                                             34,475
  Deficit accumulated during development stage                         (573,499)
                                                                      ---------

      TOTAL STOCKHOLDERS' DEFICIENCY                                   (532,998)
                                                                      ---------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        DEFICIENCY                                                    $  45,695
                                                                      =========

See notes to consolidated financial statements.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                           For the Period                                   For the Period
                                        from January 17, 2003          For the           from January 17, 2003
                                           (Inception) to            Year Ended             (Inception) to
                                          December 31, 2003       December 31, 2004        December 31, 2004
                                        ---------------------   ---------------------    ---------------------

REVENUE                                 $                  --   $                  --    $                  --
                                        ---------------------   ---------------------    ---------------------

EXPENSES
  General and administrative expenses                 104,393                 491,735                  596,128
  Compensatory element of stock
    issuances (for general and
    administrative expenses)                               --                  69,227                   69,227
                                        ---------------------   ---------------------    ---------------------

      TOTAL EXPENSES                                  104,393                 560,962                  665,355
                                        ---------------------   ---------------------    ---------------------

      OPERATING LOSS                                 (104,393)               (560,962)                (665,355)

INTEREST EXPENSE                                           --                  12,537                   12,537
                                        ---------------------   ---------------------    ---------------------

      NET LOSS                          $            (104,393)  $            (573,499)   $            (677,892)
                                        =====================   =====================    =====================

Basic and Diluted Loss Per
  Common Share                          $               (0.04)  $               (0.14)
                                        =====================   =====================


Weighted Average Common Shares
  Basic and Diluted                                 2,615,375               4,136,013
                                        =====================   =====================

See notes to consolidated financial statements.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

   For the Period from January 17, 2003 (Inception) through December 31, 2004


                                                                                                 Deficit
                                                                                               Accumulated
                                                                              Additional         During            Total
                                                      Common Stock              Paid-in        Development     Stockholders'
                                             -----------------------------
                                                Shares          Amount          Capital           Stage         Deficiency
                                             -------------   -------------   -------------    -------------    -------------

BALANCE - January 17, 2003 (Inception)           2,615,375   $       2,616   $      (2,616)   $          --    $          --


  Net loss                                              --              --              --         (104,393)        (104,393)
                                             -------------   -------------   -------------    -------------    -------------

BALANCE -  December 31, 2003                     2,615,375           2,616          (2,616)        (104,393)        (104,393)


  Capitalization of deficit at
    time of incorporation                               --              --        (104,393)         104,393               --
  Conversion of advances from affiliates -
    January 4, 2004                                     --              --          94,818               --           94,818
  Common stock issued for services on
    June 27, 2004 at $.03 per share              1,906,250           1,906          67,321               --           69,227

  Common stock issued in connection with
    Shadows Bend reverse merger -
    August 20, 2004                              1,504,397           1,504         (20,655)              --          (19,151)

  Net loss                                              --              --              --         (573,499)        (573,499)
                                             -------------   -------------   -------------    -------------    -------------

BALANCE - December 31, 2004                      6,026,022   $       6,026   $      34,475    $    (573,499)   $    (532,998)
                                             =============   =============   =============    =============    =============

See notes to consolidated financial statements.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            For the Period                                   For the Period
                                                         from January 17, 2003          For the           from January 17, 2003
                                                             (Inception)to            Year Ended             (Inception) to
                                                           December 31, 2003       December31, 2004         December 31, 2004
                                                         ---------------------   ---------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $            (104,393)  $            (573,499)   $            (677,892)
                                                         ---------------------   ---------------------    ---------------------
    Adjustments to reconcile net loss to net cash used
      in operating activities:
      Compensatory element of stock issuances                               --                  69,227                   69,227
      Amortization of option on lease of real estate                        --                     200                      200
    Changes in operating assets and liabilities:
      Due from stockholder                                                  --                 (15,510)                 (15,510)
      Prepaid insurance                                                     --                  (2,668)                  (2,668)
      Accounts payable and accrued expenses                              9,575                 169,967                  179,542
                                                         ---------------------   ---------------------    ---------------------

        TOTAL ADJUSTMENTS                                                9,575                 221,216                  230,791
                                                         ---------------------   ---------------------    ---------------------

        NET CASH USED IN OPERATING
          ACTIVITIES                                                   (94,818)               (352,283)                (447,101)
                                                         ---------------------   ---------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase deposit for acquisition                                          --                 (10,000)                 (10,000)
  Purchase of Option on lease of real estate                                --                  (3,600)                  (3,600)
                                                         ---------------------   ---------------------    ---------------------

        NET CASH USED IN INVESTING
          ACTIVITIES                                                        --                 (13,600)                 (13,600)
                                                         ---------------------   ---------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of convertible notes                               --                 380,000                  380,000
  Advances from affiliates                                              94,818                      --                   94,818
                                                         ---------------------   ---------------------    ---------------------

        NET CASH PROVIDED BY FINANCING
          ACTIVITIES                                                    94,818                 380,000                  474,818
                                                         ---------------------   ---------------------    ---------------------

        NET INCREASE IN CASH                                                --                  14,117                   14,117

CASH - Beginning                                                            --                      --                       --
                                                         ---------------------   ---------------------    ---------------------

CASH - Ending                                            $                  --   $              14,117    $              14,117
                                                         =====================   =====================    =====================

See notes to consolidated financial statements.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued


                                                            For the Period                                   For the Period
                                                         from January 17, 2003          For the           from January 17, 2003
                                                             (Inception)to            Year Ended             (Inception) to
                                                           December 31, 2003       December31, 2004         December 31, 2004
                                                         ---------------------   ---------------------    ---------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the periods for:

    Interest                                             $                  --   $                  --    $                  --
                                                         =====================   =====================    =====================
    Income taxes                                         $                  --   $                  --    $                  --
                                                         =====================   =====================    =====================

  Non-cash investing and financing activities:

    Accrued liabilities assumed in the merger            $                  --   $              19,151    $              19,151
                                                         =====================   =====================    =====================
    Advances from affiliates converted to equity         $                  --   $              94,818    $              94,818
                                                         =====================   =====================    =====================

      In connection with the Shadows Bend merger, liabilities assumed exceeded assets acquired by $19,151.

See notes to consolidated financial statements.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1 - Nature of Operations and Basis of Presentation

      Nature of Operations
      FBO Air, Inc., a Development Stage Enterprise, ("FBO Air") was formed on January 17, 2003 (date of inception) as a proprietorship to acquire and operate fixed base operations. On January 2, 2004, FBO Air was incorporated in the State of Arizona. A fixed base operator ("FBO") is the primary provider of services to general aviation aircraft operators. FBO Air's business strategy is to purchase and consolidate FBOs in the secondary and tertiary markets located within the United States.

      Business and Reverse Merger
      Effective August 20, 2004, Shadows Bend Development, Inc. ("Shadows Bend"), a publicly-traded company with no active business, entered into a merger transaction with FBO Air, a privately-held Arizona corporation. Upon completion of the merger transaction, Shadows Bend changed its name to FBO Air, and the original FBO Air shareholders owned 75% of the outstanding shares of common stock of the Company. Accordingly, this transaction has been accounted for as a reverse merger with FBO Air as the acquirer, for accounting purposes, of Shadows Bend. The reverse merger was accounted for as a recapitalization of FBO Air and the stockholders' equity of FBO Air was retroactively restated to its inception on January 17, 2003. The historical financial statements presented are those of FBO Air for all periods presented.

      In July 2004, FBO Air formed FBO Air - Garden City, Inc. ("FBO Garden City") so that in the future FBO Garden City, a wholly-owned subsidiary, may acquire the net assets and/or stock of a target FBO. Through December 31, 2004, FBO Garden City has not acquired an FBO. FBO Air and its wholly-owned subsidiary, FBO Air Garden City, are hereinafter referred to as the "Company."

      Basis of Presentation
      The Company is in the development stage and its efforts to date have been principally devoted to the organizational activities of raising capital, recruiting and hiring of key personnel, and identifying and screening of potential acquisitions.

      The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, Development Stage Enterprises, since planned principal operations have not yet commenced.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  2 - Going Concern and Management's Plans

      The Company's primary source of operating funds since inception has been provided by its shareholders and convertible note financing. The Company intends to raise additional capital through private debt and equity investors. The Company is currently a development stage enterprise and there is no assurance that these funds, if raised, will be sufficient to enable the Company to fully complete its development activities, attain profitable operations or continue as a going concern. As of December 31, 2004, the Company had stockholders' and working capital deficiencies of $532,998 and $166,398, respectively. The Company had no revenues and incurred an operating loss of $677,892 during the period from January 17, 2003 (date of inception) through December 31, 2004.

      Management has taken steps to improve the Company's liquidity. There can be no assurance that the Company will be successful in these endeavors and therefore may have to consider other alternatives. The Company has obtained an extension from the holders of its convertible notes to defer the start of interest payments until after the closing of the first FBO acquisition. In addition, the Company has minimized its overhead costs by limiting its full time employees to just one, the Company's President.

      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. However, there is substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  3 - Summary of Significant Accounting Policies

      Principles of Consolidation
      The consolidated financial statements include the accounts of FBO Air and its wholly-owned subsidiary FBO Garden City. All significant intercompany accounts and transactions have been eliminated in consolidation.

      Use of Estimates
      The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  3 - Summary of Significant Accounting Policies (continued)

      Deposits
      Deposits   consists  of  advance  payments  made  to  secure   contractual
      obligations of the Company.

      Option on Real Estate Lease
      The option on a real estate lease consists of a purchased right for a period of time to enter into a lease of real property. The option is amortized on a straight-line basis over the option period.

      Income Taxes
      The Company was a proprietorship for the period from January 17, 2003 through December 31, 2003. The proprietorship itself is not a taxpaying entity for purposes of Federal and State income taxes. Federal and State income taxes of the proprietor are computed on its total income from all sources. Accordingly, no provision for income taxes is made for the period from January 17, 2003 (date of inception) through December 31, 2003. Tax expense would not have been different had the Company been a tax paying entity.

      As of January 2, 2004 (date of incorporation), the Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the year ended December 31, 2004, as a result of net operating losses incurred during the period. As of December 31, 2004, the Company has available approximately $500,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2024. At December 31, 2004, the Company has a deferred tax asset of approximately $200,000, which consists primarily of temporary differences relating to net operating losses. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory rate of 35% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance of approximately $200,000. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  3 - Summary of Significant Accounting Policies (continued)

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

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  3 - Summary of Significant Accounting Policies (continued)

      Net Loss Per Common Share
      Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options and convertible notes discussed in the notes to the financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The total shares issuable upon the exercise of stock options and the convertible notes as of December 31, 2004 and 2003 approximated 4,168,000 and 0, respectively.

      Effect of Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R "Shared Based Payment." This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers - as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the SFAS No. 123R will have a significant impact on the Company's overall results of operations or financial position.

      In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the third quarter of 2003. The adoption did not have an impact on the consolidated financial statements.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  3 - Summary of Significant Accounting Policies (continued)

      Effect of Recent Accounting Pronouncements (continued)

      In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2004. The adoption of FIN 46 for provisions effective during 2003 did not have a material impact on the consolidated financial statements.

      In November 2004, the FASB ratified the release of Emerging Issue Task Force ("EITF") Issue No. 04-08 ("EITF 04-08"), "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." EITF 04-08 reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock and other such securities should be reflected in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004. EITF 04-08 did not have a material impact on the consolidated financial statements.

NOTE  4 - Due from Stockholder

      As of December 31, 2004, the Company had advances due from a stockholder in the amount of $15,510 .

NOTE  5 - Deposit for Acquisition

      In October 2004, the Company paid a sum of $10,000 as an earnest money deposit to the two principal stockholders of an FBO located in the northeast region of the country (See Note 8). This payment is to be applied to the total purchase price of approximately $2,800,000 and may be refunded under certain circumstances.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  6 - Convertible Notes

      In April 2004, the Company entered into a convertible note agreement with a group of investors ("Investors") to purchase five-year, 8% convertible notes in the aggregate principal amount of $400,000 as follows: a) $130,000 upon signing; b) $270,000 upon the later to occur of: 1) the reverse merger transaction, and 2) the acquisition of an FBO as defined in the agreement. The convertible notes mature April 2009, with interest payable quarterly, beginning with the first interest payment, which was due December 1, 2004. During January 2005, the Company entered into an amendment of the agreement with the holder of the convertible notes whereby the due date of the first interest payment is deferred to the date of closing of the first FBO acquisition (See Note 9[A]).

      In April 2004, the Investors funded the sale of the initial $130,000 of convertible notes under the agreement. During August 2004, October 2004, November 2004 and December 2004, the Investors waived one provision under their agreement and funded the sale of $125,000, $45,000, $40,000 and $40,000, respectively of convertible notes under the agreement (See Note 9[A]).

      The Company has the option to pay interest in cash or shares of the Common Stock. For the purpose of determining the number of shares to be issued in payment of interest, such shares shall be valued at the average of their fair market value during the five trading days preceding the interest payment date. The notes plus accrued interest are convertible through the maturity date, into 40%, as defined in the agreement, of the Company's outstanding shares of the Common Stock. In addition, the holders have certain piggyback registration, tag along and other rights as defined in the agreement. The Company is required to maintain certain financial and other covenants.

NOTE  7 - Stockholders' Deficiency

      On January 4, 2004 (date of incorporation), the Company capitalized the deficit of $104,393 incurred for the period from January 17, 2003 (date of inception) through December 31, 2003, during which time, prior to incorporation, the Company operated as a proprietorship.

      On January 4, 2004, amounts owed to affiliates of $94,818 were converted into additional paid-in capital.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  7 - Stockholders' Deficiency (continued)

      During June 2004, the Company issued 1,906,250 shares of the Common Stock as consideration for services performed by various individuals valued in the aggregate amount of $69,227.

      On August 20, 2004, the Company issued 1,504,397 shares in connection with its reverse merger with Shadows Bend and the assumption of existing Shadows Bend liabilities of $19,151. In connection therewith, Shadows Bend's shareholders approved a 1 for 4 reverse stock split, increased the authorized common shares to 100,000,000 and authorized 10,000,000 shares of preferred stock.

      Stock Options

      During September 2004, the Board of Directors granted options to purchase an aggregate of 150,000 shares, 25,000 to each of the four independent directors and 50,000 to a consultant/shareholder of the Company. These options have an exercise price of $0.01 per share and expire four years from the date of grant. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation measurement of equity awards is based on their fair value. The fair market value of these options estimated at the date of grant using the Black-Scholes option pricing model was not deemed material.

NOTE  8 - Commitments and Contingencies

      Operating Lease

      In May 2004, the Company entered into a non-cancelable operating lease of an automobile for a Company officer expiring in August 3, 2008. Future minimum lease payments under this operating lease at December 31, 2004 are as follows:

                     Years Ended December 31:                Amount
               ------------------------------------------------------------
                               2005                         $   5,640
                               2006                             5,640
                               2007                             3,290
                                                            ---------

                                                              $14,570
                                                            =========

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8 - Commitments and Contingencies (continued)

      Proposed Acquisitions
      The Company has negotiated and issued letters of intent for four potential FBO acquisitions: 1) An FBO located in Garden City, Kansas, requiring cash at closing of approximately $435,000 and the issuance of a 5% note for approximately $240,000 to be paid out over 18 months; 2) An FBO located in the northeast region of the country, acquiring the stock of the company with a combination of cash and debt totaling approximately $2,800,000; 3) An FBO located in the southern region of the country, requiring cash at closing of approximately $1,250,000; and 4) A flight school, including certain aircraft, located in the southwest region of the country, requiring a combination of cash and notes totaling approximately $2,495,000. Completion of these acquisitions is subject to customary closing conditions including the raising of capital. There can be no assurance that any or all of these acquisitions will be consummated.

      Consulting Agreements
      The Company entered into a six-month engagement agreement (the "Agreement") with a financial advisor in April 2004, whereby the financial advisor will provide advisory services for financial structuring and planning, bridge financing, special situation transactional services and private equity financing. The agreement calls for an initial fee of $15,000 plus $5,000 per month for six months, payable after the closing of the first FBO acquisition. Included in accounts payable and accrued expenses at December 31, 2004 is an obligation of $45,000 pursuant to this agreement.

      In January 2004, the Company entered into a three-year consulting agreement ("Consulting Agreement") with a stockholder to provide merger and acquisition advisory services, effective upon an acquisition. The agreement calls for annual consulting fees of $125,000, $150,000 and $200,000, respectively. For each year of the agreement the consultant shall be issued an option to purchase 50,000 shares of the Common Stock of the Company. As of December 31, 2004, the agreement was not in effect. In September 2004, in lieu of the stock option to be granted in the first year pursuant to the Consulting Agreement, the Board of Directors granted an option to purchase 50,000 shares of Common Stock exercisable at $.01 per share, which shall vest on September 30, 2005 and expire on September 29, 2008.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  8 - Commitments and Contingencies, continued

      Employment Agreements
      In January 2004, the Company entered into a three-year employment agreement with its President and Chief Executive Officer, which will become effective upon the closing of an FBO acquisition and provides for an annual salary of $125,000, $150,000 and $200,000, respectively, plus an annual incentive bonus based upon the Company's Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA"), as further defined in the agreement. In addition, the executive is entitled to receive an option to purchase shares of the Common Stock in an amount to be determined by the Board of Directors. As of December 31, 2004, the agreement was not in effect and no option has been granted.

      In October 2004, the Company entered into a three-year employment agreement with an executive to serve as its Chief Financial Officer and Executive Vice President. The executive's employment by the Company under this agreement shall commence in two weeks from the date of the initial FBO acquisition and the firm commitment and written agreement by the Board of Directors in securing no less than $20.0 million in debt and equity financing by the Company. This agreement provides for an annual salary of $125,000, $150,000 and $200,000, respectively, plus an annual incentive bonus upon the Company's EBITDA. In addition, the executive is entitled to receive an option to purchase at the listed price at the date of grant a total of 750,000 shares, with an option to purchase 250,000 shares to be granted by the Company on March 1 of each of the years 2005, 2006 and 2007. The options shall vest at the time of issuance and the executive shall have five years to acquire the stock from the date of issuance. As of December 31, 2004, the agreement was not in effect and no option has been granted.

NOTE  9 - Subsequent Events

      [A] Convertible Notes
      During January 2005, the Investors waived one provision under their loan agreement and funded the sale of the remaining $20,000 convertible notes under the agreement. Also, during January 2005, the Company entered into an amendment of the agreement with the Investors whereby the due date of the first interest payment is deferred to the date of closing of the first FBO acquisition (see Note 6).

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9 - Subsequent Events, continued

      [B] Due from Stockholder
      During February 2005, a stockholder  repaid advances  totaling $2,500 (See
      Note 4).

      [C] Authorization of Series A Convertible Preferred Stock
      During February 2005, the Company authorized the issue of 1,000 shares of preferred stock, designated as Series A Convertible Preferred Stock ("the Convertible Preferred Stock"), each share having a Stated Value ("Stated Value") of $10,000. These shares provide for cumulative dividends at the annual rate of 8%, payable quarterly and mature three years from the date of issue. The cumulative dividend, at the option of the Company, may be paid either in cash or by the issuance of additional shares of the Convertible Preferred Stock. The holders of the Convertible Preferred Stock and the holders of the shares of the Common Stock shall vote as a single class, with the holders of the Convertible Preferred Stock having the number of votes based upon the formula for the conversion to shares of the Common Stock, as provided below. The holders of the Convertible Preferred Stock have the right to elect one director to the Company's Board of Directors.

      The Convertible Preferred Stock is convertible into shares of the Common Stock. The shares shall automatically convert upon (a) the Company's realization of gross proceeds exceeding $5,000,000 from the sale of equity securities (a "Qualified Follow-On Offering"), separate and apart from a private placement in which the shares of the Convertible Preferred Stock are offered for sale, or (b) at such time as the traded price of the Company's Common Stock exceeds 2.5 times the Initial Conversion Price ("Conversion Price"), and under both (a) and (b), the shares subject to conversion are fully registered shares. At the option of the holder, the shares, in whole or in part, may be converted at any time.

      Subject to certain adjustments in the event of stock splits and other events, as provided in the agreement, and upon the sale of additional equity securities at a price below the Conversion Price, the Conversion Price is $0.30 per share. Each share of Preferred Stock will convert into that number of shares of Common Stock determined by dividing the Stated Value of each share of Convertible Preferred Stock by the Conversion Price. In the case of a mandatory conversion on account of a Qualified Follow-on Offering, then at the option of the holder, the shares shall be converted at (a) the Conversion Price, or (b) at the same price that such securities are being sold in such Qualified Follow-On Offering, with the holder, in this case, also receiving a premium of an additional 10% in the number of such shares. Under certain conditions whereupon the Company sells shares of Common Stock at a price below the Conversion Price, then the Conversion Price shall be reduced, as provided for in the agreement.

                          FBO AIR, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  9 - Subsequent Events, continued

      [C] Authorization of Series A Convertible Preferred Stock, continued
      On the third anniversary of the original date of issue of the Convertible Preferred Stock, the Company shall redeem for cash all remaining outstanding shares at a redemption price equal to the Stated Value, plus all accrued and unpaid dividends.

      In the event of a liquidation of the Company, the holders of the Convertible Preferred Stock then outstanding will be entitled to receive 115% of the stated value of each share, plus any accrued and unpaid dividends.

      During February 2005, investors purchased for cash $100,000 of the Convertible Preferred Stock.

      [D] Seeking Financing
      The Company has agreed with a firm on a non-exclusive basis to seek financing.

      [E] Litigation
      In early 2005, the Company was served with a complaint which names the Company, among others, as a defendant in a suit brought by a broker-dealer, seeking damages of approximately $100,000 arising from Shadows Bend's cancellation of a stock certificate in the year 2002, evidencing shares allegedly sold by the plaintiff for the account of a shareholder of Shadows Bend. The Company disputes the allegations, has engaged local trial counsel and intends to vigorously defend itself in this matter.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable. Previously reported on Form 8-K.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company's principal executive officer, who is also the acting principal financial officer, has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-KSB. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed below. Based upon his evaluation, the principal executive officer, who is also the acting principal financial officer, has concluded that the Company's disclosure controls and procedures, did contain a material weakness.

      This material weakness is the lack of the necessary corporate accounting resources. At the current time, the Company's only full time employee, the Company's Chief Executive Officer, solely has the responsibility for receipts and disbursements. The Company employs a financial consultant to prepare the periodic financial statement and public filings. Reliance on these limited resources impairs our ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. In order to correct this deficiency, we have entered into an agreement with an executive that will become our full time Chief Financial Officer at such time as the Company has adequate financial resources. In addition, as the Company grows, and as resources permit, we project that the new Chief Financial Officer will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting, and Sarbanes-Oxley Section 404 compliance.

      We believe that, for the reasons described above, we will be able to improve our financial reporting and disclosure controls and procedures and remedy the material weakness identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

      Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

      We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer has concluded that such controls and procedures are effective at the "reasonable assurance" level. However, we not as yet have any operating businesses.

                                    PART III


ITEM  9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

      Set forth below are the names as of March 22, 2005 and the business experience of the directors and executive officers of the Company:

       NAME           AGE                    POSITION
-------------------   ---   ----------------------------------------------------
Ronald J. Ricciardi    43   President, Chief Executive and Financial Officer and
                            Director
Alvin S. Trenk         75   Director, Chairman of the Board
William R. Colaianni   58   Director
Jeffrey B. Mendell     57   Director
George Reenstra        52   Director

ALVIN S. TRENK - CHAIRMAN OF THE BOARD

      Mr. Trenk was elected as a director and Chairman of the Board of the Company effective with the Merger on August 20, 2004.

      Mr. Trenk has served as Chairman & CEO of Air Pegasus since 1981 and, since 1993, as Chairman, President & CEO of Sightseeing Tours of America, Inc. and Liberty Helicopters, Inc; privately held corporations operating public use heliports in New York and providing helicopter air tours and charter and air services. Mr. Trenk has also been Chairman & CEO of TechTron, Inc. since 1980. TechTron is a privately owned holding company with investment emphasis on emerging global market opportunities. From 1976 to 1980, Mr. Trenk was Vice Chairman of Kenton Corporation, a diversified publicly traded corporation where he was also President & CEO of Charles Town Turf Club, owner and operator of thoroughbred race tracks in West Virginia; and Chairman & CEO of International Health Company, which owned and operated a national chain of artificial kidney centers.

RONALD J. RICCIARDI - PRESIDENT & CEO, DIRECTOR

      Mr. Ricciardi was elected as the President and a director of FBO Air, the Arizona corporation, and designated as its Chief Executive Officer on January 2, 2004 and was elected the President and a director of the Company and designated as its Chief Executive Officer effective with the Merger on August 20, 2004.

      Mr. Ricciardi is a senior executive with extensive general management experience in entrepreneurial and large companies. He is a strategic leader with merger/acquisition and integration success. Before joining FBO Air, Mr. Ricciardi was President & CEO of P&A Capital Partners, Inc., an entertainment finance company established to fund the distribution of independent films. Mr. Ricciardi was also co-founder, Chairman and CEO of a high technology service provider for which he developed a consolidation strategy, negotiated potential merger/acquisition candidates, published private placement materials and executed numerous private, institutional and venture capital presentations. After a management career at Pepsi-Cola Company and the Perrier Group of America, Mr. Ricciardi was President & CEO of a leading regional consumer products company, where he provided strategic and organizational development, and led a consolidation effort that included 14 transactions, which more than tripled company revenue over four years.

WILLIAM R. COLAIANNI - DIRECTOR

      Mr. Colaianni was elected as a director of the Company on September 30, 2004.

      Mr. Colaianni is currently a member of Holding Capital Group LLC, a private investment banking firm that invests in smaller middle market private companies. Holding Capital has been in business for over 25 years and has made investments in over 300 deals. Mr. Colaianni joined the firm in 1983. Structuring and financing of unique transactions is Holding Capital's expertise. Mr. Colaianni also sits on the board of directors for seven companies and is the President of a $35 million veneer and plywood company in Georgia.

      Prior to joining Holding Capital, Mr. Colaianni was Chief Operating Officer of Adidas Sports and Leisure, and was President of Pony footwear. He was also a Vice President for Bankers Trust Company, New York, in charge of asset based lending. And, before beginning his professional career, Mr. Colaianni was a captain in the US Army.

JEFFREY B. MENDELL - DIRECTOR

      Mr. Mendell was elected as a director of the Company on September 30, 2004.

      Mr. Mendell has over 30 years of real estate experience in the New York metropolitan area. Presently, he owns and manages JBM Realty Capital Corp., a private real estate company active in the development, financing and sale of residential and commercial projects in the New York metropolitan area. Currently, JBM Realty is developing a 55 unit rental apartment project in Greenwich, CT scheduled to complete construction in 2004. This will be a luxury waterfront development offering the finest rental apartments in the market. He started his career as a lending officer in the New York real estate department of Citibank, providing construction loans to Manhattan real estate developers. In the early 1980's, as Senior Vice President of Chase Enterprises he was responsible for the development of over 2 million square feet of office, retail properties, plus over 1000 residential units in Florida. In the mid-1980's he joined Jones Lang Wootton, an international investment bank, as a Partner in charge of the finance group and closed over $1 billion in debt and equity transactions. In 1989, he was recruited by Citicorp to run the New York City workout group and was responsible for a portfolio totaling $2 billion in distressed and non-performing loans. In 1992, he became President of National Realty & Development Corp., a private real estate development where he was responsible for all aspects of a 14 million square foot portfolio of shopping centers, office parks and a residential construction business based in New Jersey.

      In 1997, he formed and subsequently sold, a mortgage banking company that represented life insurance companies and other lenders in placing mortgage debt in the NY metropolitan area. From 1999-2000, he was President of RFR/Davis, Davis & Partners and affiliated companies, the largest residential development company in New York City, where he supervised all aspects of the development, construction and management of a portfolio of over 1500 luxury residential apartments in Manhattan. Projects completed during this period included Wellington Tower, Century Tower, and The Empire. Mr. Mendell is a graduate of the Wharton School of Finance and Commerce at the University of Pennsylvania, and is a licensed real estate broker in the State of New York.

GEORGE REENSTRA - DIRECTOR

      Mr. Reenstra was elected as a director of the Company on September 30, 2004.

      Mr. Reenstra began his aviation career as an Army helicopter pilot serving in Viet Nam 1968-1969. He is a recipient of the Distinguished Flying Cross and the Navy Commendation Medal with a V-Device, as well as over 25 air medals. Mr. Reenstra has over 30 years of involvement in civilian aviation, most notably in the helicopter market. In the early 70's as an employee of Bell Helicopter, he was instrumental in the sale of multiple helicopters to various first time buyers at the very beginning of the corporate helicopter cycle. He was also involved with the early introduction of helicopter transportation in the medical field. His last accomplishment in helicopter marketing and sales was with Sikorsky Aircraft which he left in 1989 as National Sales Manager. Mr. Reenstra's FBO and aviation experience includes the operation and creation of FBOs at Teterboro, New Jersey, Conroe, Texas, Long Beach, California, and Newburg, New York. He has also assisted other individuals as a consultant in acquiring FBO properties throughout the United States. Currently, Mr. Reenstra is President of Aircraft Services Group, a diversified aircraft brokerage and management company. He is also President of EVAS Worldwide, the only approved cockpit smoke protection device approved by the FAA and currently in use throughout the world on Part 121, 135, 91 and military aircraft. He is a founding partner of Safety Operating Systems which provides corporate and airline audits on a worldwide basis.

CODE OF ETHICS

      The Company is in the process of developing and implementing a Code of Ethics policy.

COMMITTEES

      The Company's Audit Committee consists of William R. Colaianni as Chairman and Financial Expert, as well as Jeffrey B. Mendell and George Reenstra. The Company's Compensation Committee consists of Jeffrey B. Mendell, Chairman, as well as George Reenstra and Alvin S. Trenk.

FAMILY RELATIONSHIPS

      There are no family relationships among the directors and the executive officers of the Company.

OTHER DIRECTORSHIPS

      No director of the Company serves as a director of a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any company registered as an investment company under the Investment Company Act of 1940, as amended.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      As a result of the merger, effective August 20, 2004, Ronald J. Ricciardi and Alvin S. Trenk became directors of the Company and Mr. Ricciardi its President and Chief Accounting Officer. On September 30, 2004, William R. Colaianni, Jeffrey B. Mendell and George Reenstra were elected as directors. Because none of these persons had a CIK/access code, the Company had to process forms for them and, as a result, all of the Forms 3 (except for Mr. Reenstra) and one Form 4 for Mr. Trenk were late. With the cooperation of these directors and executive officers, the Company has set up a system so that there will be no late filings in the future. Because he has been out of the country, the Company is currently processing Mr. Reenstra's application and will file his Form 3 very shortly.

Each of the directors or executive officers of the Company prior to the Merger has advised the Company that he had no reportable transactions in fiscal 2004.

ITEM  10. EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

      The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal year ended December 31, 2004 paid to Ronald J. Ricciardi. No other executive officer received compensation exceeding $100,000 during the fiscal years ended December 31, 2004 and 2003. Mr. Ricciardi became our Chief Executive Officer on January 2, 2004 and was re-appointed as Chief Executive Officer on August 20, 2004, in connection with the completion of the Company's reverse merger with Shadows Bend. The following table sets forth the annual compensation paid by the Company for services performed on the Company's behalf for the fiscal years ended December 31, 2002, 2003 and 2004, with respect to those persons who were, as of December 31, 2004, the Company's Chief Executive Officer and the Company's executive officers.


                           SUMMARY COMPENSATION TABLE

                                                                                                            LONG TERM
                                                                 ANNUAL COMPENSATION                    COMPENSATION AWARDS
                                                    -------------------------------------------   ---------------------------------
                                                                                                    SECURITIES
                                                                                                    UNDERLYING
              NAME AND                                                           OTHER ANNUAL     OPTIONS (NUMBER      ALL OTHER
         PRINCIPAL POSITION              YEAR         SALARY          BONUS      COMPENSATION       OF SHARES)       COMPENSATION
-----------------------------------   ----------   -----------   ------------   ---------------   ---------------   ---------------

Ronald J. Ricciardi,  President and      2004      $   73,000    $    0         $    0                   0          $    0
Chief Executive Officer                  2003      $        0    $    0         $    0                   0          $    0
                                         2002      $        0    $    0         $    0                   0          $    0

Note: Mr. Ricciardi is compensated at an annual equivalent compensation of $125,000.

STOCK OPTIONS

      During September 2004, the Board of Directors granted options to purchase an aggregate of 150,000 shares, 25,000 to each of the four independent directors and 50,000 to a consultant/shareholder of the Company. These options have an exercise price of $0.01 per share and expire four years from the date of grant.

      In addition,  the Board of Directors  approved  consulting  and employment agreements, respectively, which included within its terms the Company's agreement, over a period of three years, to provide stock options in the aggregate of 900,000 shares, 150,000 to a shareholder and consultant to the Company and 750,000 to an executive to serve as the Company's Chief Financial Officer and Executive Vice President. In addition, under the agreement with the Company's President and CEO, an option to purchase shares may be granted by the Board of Directors. As of March 22, 2005, the consulting agreement and the employment agreements with the executive to serve as the Chief Financial Officer and with the Company's President and CEO are not yet in effect. Accordingly, no options have yet been granted hereunder.

DIRECTORS' COMPENSATION

      Directors who are not employees of the Company are entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee member, respectively. In addition, each outside director was granted an option to purchase 25,000 shares of the company's common stock, with an exercise price of $0.01 and which expire four years from the date of grant. Each director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors.

EMPLOYMENT AGREEMENTS

      In January 2004, the Company entered into a three-year employment agreement with its President and Chief Executive Officer, which will become effective upon the closing of an FBO acquisition and provides for an annual salary of $125,000, $150,000 and $200,000, respectively, plus an annual incentive bonus based upon the Company's Earnings Before Income Taxes, Depreciation and Amortization ("EBITDA"), as further defined in the agreement. In addition, the executive is entitled to receive an option to purchase the Company's common stock in an amount to be determined by the board of directors. As of March 22, 2005, the agreement was not in effect and no option has been granted.

      In October 2004, the Company entered into a three-year employment agreement with an executive to serve as its Chief Financial Officer and Executive Vice President. The executive's employment by the Company under this agreement shall commence in two weeks from the date of the initial FBO acquisition and the firm commitment and written agreement by the Board of Directors in securing no less than $20.0 million in debt and equity financing by the Company. This agreement provides for an annual salary of $125,000, $150,000 and $200,000, respectively, plus an annual incentive bonus upon the Company's EBITDA. In addition, the executive is entitled to receive an option to purchase at the listed price at the date of grant a total of 750,000 shares, with an option to purchase 250,000 shares to be granted by the Company on March 1 of each of the years 2005, 2006 and 2007. The options shall vest at the time of issuance and the executive shall have five years to acquire the stock from the date of issuance. As of March 22, 2005, the agreement was not in effect and no option has been granted.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS AND SECURITY OWNERSHIP OF MANAGEMENT

BENEFICIAL OWNERS

      The table below is based on information obtained from the persons named therein with respect to the shares of the Common Stock beneficially owned, as of the March 22, 2005 (except as noted below), by (i) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer of the Company, and (iv) all executive officers and directors of the Company as a group.

                                           AMOUNT AND NATURE           PERCENTAGE OF
                                             OF BENEFICIAL           OUTSTANDING SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER(1)        OWNERSHIP                  OWNED(i)
---------------------------------------   --------------------      --------------------
Alvin S. Trenk, Director                            15,250(2)           Less than 1%

Ronald J, Ricciardi, President, CEO and            876,875(2)               14.5%
  Director

George Reenstra, Director                                0(2)

William R. Colaianni, Director                           0(2)

Jeffrey B. Mendell, Director                             0(2)

All Directors and Officers as a Group              892,125                  14.8%

York Capital Group, LLC                          1,685,125(3)               28.0%

Rogo Letter, Inc.                                  899,750(3)               15.0%

Sands Brothers Venture Capital III, LLC            502,297(4)                7.7%

Bonanza Trust                                      879,020(4)               12.7%

Andrew Zaro                                        879,020(4)               12.7%

KWG Trust                                          879,020(4)               12.7%

Notes:

      (1) The percentages are computed on the basis of 6,026,022 shares of the Common Stock being outstanding on March 22, 2005.

      (2) The table does not reflect an option to purchase 25,000 shares which is not currently exercisable or exercisable within 60 days of March 22, 2005.

      (3) The shares of this entity are owned beneficially by Ruth Trenk, the wife of Jeffrey M. Trenk, a consultant and stockholder, and her daughter Jamie Levine. These shares may be attributed to Mr. Trenk, who disclaims beneficial ownership thereof. In addition, Ruth Trenk owns 244,000 shares, Jamie Levine owns 15,250 shares and Mr. Trenk owns 289,750 shares and holds an option to purchase 50,000 shares, which option is not currently exercisable or exercisable within 60 days of March 22, 2004. Were the shares of the two entities and those of his wife Ruth Trenk and her daughter attributable to Mr. Trenk, he might be deemed the beneficial owner of an aggregate of 3,133,875 shares on March 22, 2004. However, he disclaims beneficial ownership of all such shares except the 289,750 shares he owns directly.

      (4) Shares which may be issued upon the conversion of the Convertible Notes into shares of the Common Stock, for only those holders for which conversion would result in holding 5% of more of the outstanding shares of the Common Stock.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For items, (a), (b) and (c) There are no relationships to report in this section.

      For item (d), Transactions with Promoters, during the Year Ended December 31, 2004, promoters Jeffrey M. Trenk (and affiliates) and Ronald J. Ricciardi provided funds and services to the Company valued at $132,186 and $31,860, in exchange for the receipt of 1,536,573 and 369,677 shares of the Company's Common Stock, respectively.

ITEM  13. EXHIBITS

(a)   DOCUMENTS FILED AS PART OF THIS REPORT.

      See index to Consolidated Financial Statements attached, which are filed as part of this report.

(b)   DESCRIPTION OF EXHIBITS:

----------------------- --------------------------------------------------------------------------------------------------
   EXHIBIT NO.          DESCRIPTION OF EXHIBIT
----------------------- --------------------------------------------------------------------------------------------------
          2             Agreement  and Plan of Merger dated as of July 26, 2004 by and between the
                        Company and FBO (without schedules).(1)
----------------------- --------------------------------------------------------------------------------------------------
         3.1            Certificate of Amendment to the Company's Certificate of Incorporation filed on July
                        30, 2004.(1)
----------------------- --------------------------------------------------------------------------------------------------
        3.1(a)          Certificate of Designations.(5)
----------------------- --------------------------------------------------------------------------------------------------
         10.1           Convertible  Loan Agreement  dated April 16, 2004 by and among FBO and the
                        Investors named in Schedule A thereto.(1)
----------------------- --------------------------------------------------------------------------------------------------
         10.2           Amendatory  Agreement  dated as of July 26,  2004 to the Convertible Loan
                        Agreement filed as Exhibit 10.1. (2)
----------------------- --------------------------------------------------------------------------------------------------
         10.3           Form of  Convertible  Note due  April  15,  2009  issued pursuant to the Convertible Loan
                        Agreement filed as Exhibit 10.1.(1)
----------------------- --------------------------------------------------------------------------------------------------
         10.4           Letter  Agreement  dated  October 21, 2004  amending the Convertible Notes, the form of which is filed as Exhibit 10.3.(2)
----------------------- --------------------------------------------------------------------------------------------------
         10.5           Employment  Agreement dated as of January 2, 2004 by and between Ronald J.
                        Ricciardi and the Company.(3)
----------------------- --------------------------------------------------------------------------------------------------
         10.6           Business  Development  Agreement  dated as of January 2, 2004 by and between
                        Jeffrey M. Trenk and the Company.(3)
----------------------- --------------------------------------------------------------------------------------------------
         10.7           Employment  Agreement  dated  October  15,  2004  by and between W.R. "Robert"
                        Cumming and the Company. (4)
----------------------- --------------------------------------------------------------------------------------------------
         31.1           Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (5)
----------------------- --------------------------------------------------------------------------------------------------
         32.1           Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.(5)
----------------------- --------------------------------------------------------------------------------------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 27, 2005.

(2) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 4, 2004.

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 5, 2004.

(4) Incorporated by reference to the Company's Current Report on Form 10-KSB filed on November 22, 2005.

(5)   Filed as an Exhibit with this filing.

 ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES


      AUDIT FEES. The aggregate fees billed for professional services rendered was $38,000 and $27,500 for the audits of the Company's annual financial statements for the fiscal years ended December 31, 2004 and 2003, respectively, and the reviews of the financial statements included in the Company's Forms 10-QSB for those fiscal years.

      AUDIT-RELATED FEES. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $22,000 and $0 for the fiscal years ended December 31, 2004 and 2003, respectively, relating principally to mergers and acquisitions.

      TAX FEES. For the years ended December 31, 2004 and 2003, the principal accountant billed $3,500 and $3,500, respectively, for tax compliance.

      ALL OTHER FEES. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2004 and 2003.

      AUDIT COMMITTEE POLICIES AND PROCEDURES. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, which should be nonetheless be approved by the Board of Directors prior to the completion of the audit. Each year the independent auditor's retention to audit our financial statements, including the associated fee, is approved by the Audit Committee before the filing of the previous year's Annual Report on Form 10-KSB. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

      Since May 6, 2003, the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Marcum & Kliegman LLP, has been approved in advance by the Board of Directors, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FBO Air, Inc.
                                (Registrant)


Date: March 29, 2005            By: /s/ Ronald J. Ricciardi
                                   ------------------------------
                                     Ronald J. Ricciardi,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer and Principal
                                     Financial Officer)



SIGNATURE                 TITLE                                 DATE

/s/ Ronald J. Ricciardi
-----------------------   President and Chief Executive
Ronald J. Ricciardi       Officer (Principal Executive          March 29, 2005
                          Officer and Principal Financial
                          Officer)


/s/ Alvin S. Trenk        Director                              March 29, 2005
-----------------------
Alvin S. Trenk


/s/ William R. Colainni   Director                              March 29, 2005
-----------------------
William R. Colaianni


/s/ Jeffrey B. Mendell    Director                              March 29, 2005
-----------------------
Jeffrey B. Mendell


/s/ George Reenstra       Director                              March 29, 2005
-----------------------
George Reenstra