Form 10QSB
period 2005-03-31
FBO AIR, INC.
filed 2005-05-23
CIK 1128281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 2005

                                       OR

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

                                 101 Hangar Road
                                 Avoca, PA 18641
                    (Address of principal executive offices)

                                 (570) 457-3400
                           (Issuer's telephone number)

                               9087 E. Charter Oak
                              Scottsdale, AZ 85260
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              |X| Yes    |_| No

As of May 20, the Registrant had 10,044,397 shares of its Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

                              |_| Yes    |X| No

                                  FBO AIR, INC.

                                   Form 10-QSB
                                 March 31, 2005

                                      Index

PART I - FINANCIAL INFORMATION

     ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)         Page

           Balance Sheet as of March 31, 2005 (unaudited)                     1

           Statements of Operations for the three months ended March 31,
           2005 and 2004 (unaudited)                                          2

           Statements of Cash Flows for the three months ended March 31,
           2005 and 2004 (unaudited)                                          3

           Notes to Financial Statements (unaudited)                          5

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
             OPERATIONS                                                      25

     ITEM 3. CONTROLS AND PROCEDURES                                         32

PART II - OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                               34

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE
             OF PROCEEDS                                                     34

     ITEM 5. OTHER INFORMATION                                               38

     ITEM 6. EXHIBITS                                                        40

SIGNATURES                                                                   42

Part I - Financial Information

  Item I - Condensed Financial Statements (Unaudited)

                         FBO AIR, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 March 31, 2005
--------------------------------------------------------------------------------
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                        $ 1,426,750
Accounts receivable, net                                             237,118
Inventory                                                            130,704
Prepaid expenses                                                      53,000
Due from stockholder                                                  13,010
                                                                 -----------
  Total current assets                                             1,860,582

PROPERTY, PLANT AND EQUIPMENT, net
  of accumulated depreciation of $0                                  694,785

OTHER ASSETS
Intangible assets                                                    153,100
Goodwill                                                           2,368,284
                                                                 -----------
  Total other assets                                               2,521,384
                                                                 -----------
TOTAL ASSETS                                                     $ 5,076,751
                                                                 ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                            $   645,669
Long-term debt - current portion                                     236,357
                                                                 -----------
  Total current liabilities                                          882,026

LONG-TERM LIABILITIES
Notes Payable - other - less current portion                         497,272
Senior Notes Payable - net of discount of $858,392                   207,933
                                                                 -----------
  Total long term liabilities                                        705,205
                                                                 -----------
TOTAL LIABILITIES                                                  1,587,231

MANDATORILY REDEEMABLE CONVERTIBLE
  PREFERRED STOCK - net of discount of $3,382,650
  $0.001 par value; 1,000 shares authorized;
  Series A Cumulative Convertible - 676 shares issued
  and outstanding; with rights to a cumulative 8% dividend;
  payable quarterly; liquidation at stated value of $3,382,650            --
                                                                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized 9,999,000;
  none issued and outstanding                                             --
Common stock - $.001 par value; authorized 100,000,000;
  10,044,397 issued and outstanding                                   10,044
Deferred financing costs                                          (1,391,443)
Additional paid-in capital                                         5,667,544
Accumulated deficit                                                 (796,625)
                                                                 -----------

     TOTAL STOCKHOLDERS' EQUITY                                    3,489,520
                                                                 -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 5,076,751
                                                                 ===========


See notes to consolidated financial statements.

                         FBO AIR, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
--------------------------------------------------------------------------------

                                          For the three months ended March 31,
                                                    2005           2004
                                             -----------    -----------

REVENUE                                      $        --    $        --
                                             -----------    -----------

EXPENSES
  General and administrative expenses            215,327         17,228
  Compensatory element of stock
    issuances (for general and
    administrative expenses)                          --         12,203
                                             -----------    -----------

        TOTAL EXPENSES                           215,327         29,431
                                             -----------    -----------

        OPERATING LOSS                          (215,327)       (29,431)

INTEREST EXPENSE                                   7,798             --
                                             -----------    -----------

        NET LOSS                             $  (223,125)   $   (29,431)
                                             ===========    ===========

Net loss applicable to common stockholders   $  (223,125)   $   (29,431)

Basic and Diluted Loss Per
  Common Share                               $     (0.04)   $     (0.01)
                                             ===========    ===========

Weighted Average Common Shares
  Basic and Diluted                            6,070,066      2,615,375
                                             ===========    ===========


See notes to consolidated financial statements.

                         FBO AIR, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
--------------------------------------------------------------------------------

                                                    For the three months ended March 31,
                                                            2005           2004
                                                        -----------    -----------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $  (223,125)   $   (29,431)
                                                        -----------    -----------
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Compensatory element of stock issuances                      --         12,203

  Changes in operating assets and liabilities:
    Due from stockholder                                     (2,500)            --
    Prepaid insurance                                        (2,000)            --
    Accounts payable and accrued expenses                   111,101         17,228
                                                        -----------    -----------

        TOTAL ADJUSTMENTS                                   106,601         29,431
                                                        -----------    -----------

        NET CASH USED IN OPERATING ACTIVITIES              (116,524)            --
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of FBOs, less cash acquired of $167,329    (2,554,818)            --
                                                        -----------    -----------

        NET CASH USED IN INVESTING ACTIVITIES            (2,554,818)            --
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of convertible notes                20,000             --
  Deferred financing costs                                 (385,000)            --
  Proceeds from the Private placement                     3,198,975             --
  Proceeds from the Co-Investment                         1,250,000             --
                                                        -----------    -----------

        NET CASH PROVIDED BY FINANCING ACTIVITIES         4,083,975             --
                                                        -----------    -----------

NET INCREASE IN CASH                                      1,412,633             --

CASH AND CASH EQUIVALENTS - Beginning                        14,117             --
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS - Ending                      $ 1,426,750    $        --
                                                        ===========    ===========


See notes to consolidated financial statements.

                         FBO AIR, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS,
                                    Continued
                                   (Unaudited)
--------------------------------------------------------------------------------

                                            For the three months ended March 31,
                                                      2005       2004
                                                      ----       ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the periods for:

    Interest                                       $      --   $     --
                                                   =========   ========
    Income taxes                                   $      --   $     --
                                                   =========   ========


Non-cash investing and financing activities:

  Convertible Notes converted to common stock      $ 400,000   $     --
                                                   =========   ========
  Advances from affiliates converted to equity     $      --   $ 94,818
                                                   =========   ========
  Notes issued for acquisitions                    $ 672,948   $     --
                                                   =========   ========


See notes to consolidated financial statements.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - Basis of Presentation

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes included in FBO Air, Inc. and Subsidiaries (the "Company") annual report on Form 10-KSB for the year ended December 31, 2004 filed on March 29, 2005.

       In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to make the Company's financial position as of March 31, 2005 and the results of operations and statements of cash flows for the periods shown not misleading have been included.

       On March 31, 2005, the Company completed the acquisition of two operating companies. Accordingly, the Company is no longer considered a development stage entity.

       The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

NOTE 2 - Business, Reverse Merger and Acquisitions

       Effective August 20, 2004, Shadows Bend Development, Inc. ("Shadows Bend"), a Nevada publicly-traded company with no active business, entered into a merger transaction with FBO Air, Inc. ("FBO Air"), a privately-held Arizona corporation. Upon completion of the merger transaction, Shadows Bend changed its name to FBO Air, Inc. and the original FBO Air shareholders owned 75% of the outstanding common stock of the Company. Accordingly, this transaction has been accounted for as a reverse merger with FBO Air as the acquirer of Shadows Bend. The reverse merger was accounted for as a recapitalization of FBO Air and the stockholders' equity of FBO Air was retroactively restated to its inception on January 17, 2003.

       FBO Air was formed on January 17, 2003 (date of inception) as a proprietorship to acquire and operate fixed base operators. On January 2, 2004, FBO Air was incorporated in the State of Arizona. Fixed base operators are the primary providers of services to general aviation aircraft operators. The Company's business strategy is to purchase and consolidate fixed base operators in the secondary and tertiary markets located within the United States.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - Business, Reverse Merger and Acquisitions, continued

       On March 31, 2005, FBO Air formed FBO Air-Wilkes-Barre, a wholly owned subsidiary formed for the purpose of acquiring the stock of a fixed base operator (See Note 5).

       On March 31, 2005, FBO Air-Garden City, a wholly owned subsidiary of FBO Air, acquired certain operating assets of a fixed base operator located in Garden City, Kansas, pursuant to an asset purchase agreement dated March 31, 2005 (See Note 6).

       The acquisitions of the two operating companies were made as of March 31, 2005, the last day of the quarterly period. Accordingly, there are no operating results from these two companies to report within the condensed consolidated statements of operations.

NOTE 3 - Going Concern and Management's Plans

       On March 31, 2005, FBO Air closed on its first round of financing in its private offering, raising gross cash proceeds of approximately $3,200,000. Simultaneously, FBO Air raised 1,250,000 in a related private offering. FBO Air raised additional funds of $1,200,000 and $90,000 in second and final rounds of financing dated April 8, 2005, and April 15, 2005, respectively. Until the March 31 offering funding, the Company's primary source of operating funds since inception had been provided by its founding shareholders and through a convertible note financing. There is no assurance that FBO Air will be able to raise the additional funds sufficient to enable the Company to fully complete its development activities, attain profitable operations or continue as a going concern.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2005, the Company had working capital of approximately $979,000, had no revenues and incurred operating losses of approximately $900,000 during the period from January 17, 2003 (date of inception) through March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - Summary of Significant Accounting Policies

       Principles of Consolidation
       The consolidated financial statements include the accounts of FBO Air and its wholly-owned subsidiaries FBO Garden City and FBO Wilkes-Barre. All significant intercompany accounts and transactions have been eliminated in consolidation.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

       Use of Estimates

       The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Cash and Cash Equivalents

       For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       Deferred Financing Costs

       The costs incurred on March 31, 2005 to issue the senior notes payable, the convertible preferred stock and the warrants have been capitalized and have been charged to equity as deferred financing costs.

       Inventory

       Inventory consists primarily of aviation fuel and is stated at the lower of cost or market determined by the first-in, first out method.

       Property and Equipment

       Property and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

       Goodwill

       In accordance with the requirements of Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", the Company recognized certain intangible assets acquired, primarily goodwill, tradenames and customer relationships. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", on a regular basis, the Company performs impairment analysis of the carrying value of goodwill and certain other intangible assets.

       Depreciation

       Depreciation  is  provided  using  the  straight-line   method  over  the
       estimated useful lives of the related assets.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

       Income Taxes

       As of January 2, 2004 (date of incorporation), the Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the three months ended March 31, 2005, as a result of net operating losses incurred during the period. As of March 31, 2005, the Company has available approximately $800,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2025. At December 31, 2004, the Company has a deferred tax asset of approximately $320,000, which consists primarily of temporary differences relating to net operating losses. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory rate of 35% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance of approximately $120,000. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

       Fair Value of Financial Instruments

       The reported amounts of our financial instruments, including accounts payable and accrued liabilities, approximate their fair value due to their short maturities. The carrying amounts of debt approximate fair value since the debt agreements provide for interest rates that approximate market.

       Accounts Receivable

       Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Management determines collectibility based on their experience and knowledge of the customers.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

       Net Loss Per Common Share

       Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants and convertible notes discussed in the notes to the financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The total shares issuable upon the exercise of stock options and the convertible notes as of March 31, 2005 approximated 15,857,000.

NOTE 5 - Acquisition of Tech Aviation, Inc.

       On March 31, 2005, the Company purchased 100% of the stock of Tech Aviation, Inc. ("Tech Aviation"), a fixed base operator conducting business in the Northeast. Under the terms of the acquisition agreement, the Company paid cash at closing of approximately $2,256,000, applied a deposit of $10,000 and issued notes payable to the Tech Aviation shareholders with a face value aggregating $500,000. The notes bear no stated interest. The notes were discounted at a market interest rate of 5% per annum and recorded at the net discounted value of $432,948. These notes are to repaid with five annual payments aggregating $100,000 annually, beginning on March 31, 2006.

       All assets and liabilities of Tech Aviation have been recorded in the Company's condensed consolidated balance sheet at their fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $1,958,000. Identifiable intangible assets included trade names and customer relationships of $100,000 and $20,000, respectively. Trade names and customer relationships have an indefinite life. Trade names and customer relationships will not be amortized and will be evaluated at least annually.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Acquisition of Tech Aviation, Inc., continued

       The following table details the allocation of the purchase price:

                                                              Fair Value
                                                              ----------

       Cash                                                     $167,329
       Accounts receivable                                       237,117
       Inventory                                                  99,752
       Prepaid expenses                                           52,331
       Equipment                                                 579,785
       Intangible assets - trade names                           100,000
       Intangible assets - customer relationships                 20,000
       Goodwill                                                1,838,284
       Accounts payable and accrued expenses                    (334,776)
       Long term debt                                            (60,681)
                                                              ----------

       Total                                                  $2,699,141
                                                              ==========

NOTE 6 - Acquisition of Central Plains Aviation, Inc.

       On March 31, 2005, the Company purchased certain assets of Central Plains Aviation, Inc. ("Central Plains"), a fixed base operator conducting business in Kansas. Under the terms of the acquisition agreement, the Company paid cash at closing of $466,000, and issued a note payable to the Central Plains shareholder for $240,000. This note bears an interest rate of 5% per annum, and is payable in 6 quarterly installments of approximately $42,000, each with the first installment due June 30, 2005.

       The assets Central Plains have been recorded in the Company's condensed consolidated balance sheet at their fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $560,000. Identifiable intangible assets included customer relationships of $30,000. The customer relationships have an indefinite life. The customer relationships will not be amortized and will be evaluated at least annually.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

       NOTE 6 - Acquisition of Central Plains Aviation, Inc., continued

       The following table details the allocation of the purchase price:

                                                               Fair Value
                                                               ----------

       Inventory                                                  $30,952
       Equipment                                                  115,000
       Intangible assets - customer relationships                  30,000
       Goodwill                                                   530,000
                                                                 --------

       Total                                                     $705,952
                                                                 ========


       The Company purchased Tech Aviation, Inc. and Central Plains, Inc. on March 31, 2005, the last day of the quarterly reporting period ending March 31, 2005. Therefore, there are no results from Tech Aviation, Inc. reflected in the results for the three months ended March 31, 2005.

       The following table presents the unaudited pro forma combined results of operations of the Company, Tech Aviation, Inc. and Central Plains, Inc. for each of the three-month periods ending March 31, 2005 and 2004, as if they had been acquired at the beginning of the quarters ended March 31, 2005 and 2004, respectively:

                                         Proforma Combined at    Proforma Combined
                                            March 31, 2005       at March 31, 2004
                                         --------------------    -----------------
       Revenues:
          Net sales                                $1,383,204           $1,406,884

       Net loss                                      (174,249)             (16,447)

       Basic net loss per common share
                                                      $(0.029)             $(0.001)

       Weighted average common shares
       outstanding - basic and diluted              6,070,666            2,615,375

       The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition had been completed as of the beginning of the year 2004, nor are they necessarily indicative of future consolidated results.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 7 - Inventory

       Inventory   consists  primarily  of  aviation  fuel,  which  the  Company dispenses to its customers.

NOTE 8 - Property and Equipment

       All property and equipment at March 31, 2005 was acquired on March 31, 2005 and consists of the following:


                                                    Estimated
                                         Amount    Useful Life
                                        --------   ------------

       Aircraft                         $254,785   7 - 15 years
       Vehicles                          230,000    5 -7 years
       Office Furniture and equipment     60,000     7 years
       Tools and shop equipment          150,000   7 - 15 years
                                        --------

       Total                            $694,785
       Less: accumulated depreciation         --
                                        --------

       Property and equipment, net      $694,785
                                        ========

       Depreciation expense for the three-month periods ended March 31, 2005 and 2004 was $0.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 9 - Notes Payable - Other

       Notes payable - other, at March 31, 2005 consist of:


                                                      Outstanding Balance at
       Notes payable to:                                  March 31, 2005
       -----------------                              ----------------------
       Wilkes-Barre/Scranton International Airport,
       due September 2007                                       $ 60,681
       Sellers - Tech Aviation                                   432,948
       Seller - Central Plains                                   240,000
                                                                --------
          Subtotal                                               733,629
          Less - current portion                                (236,357)
                                                                --------

         Total - long term                                     $ 497,272
                                                               =========

       Aggregate annual maturities of long-term debt are as follows:


               For years                 Total        Acquistion   Senior Notes
           ending March 31,             Amount           Notes     (See Note 11)       Other
       -----------------------        ----------      ----------    ----------      ----------
                2006                  $  236,357      $  236,357            --              --
                2007                     224,947         164,266            --      $   60,681
                2008                   1,152,709          86,384    $1,066,325              --
                2009                      90,703          90,703            --              --
                2010                      95,238          95,238            --
                                      ----------      ----------    ----------      ----------
                Total                 $1,799,954      $  672,948    $1,066,325      $   60,681
                                      ==========      ==========    ==========      ==========

NOTE 10 - Convertible Notes

       In April 2004, the Company entered into a convertible note agreement with a group of investors ("Investors") to purchase five-year, 8% convertible notes in the aggregate principal amount of $400,000 as follows: a) $130,000 upon signing; b) $270,000 upon the later to occur of: 1) the reverse merger transaction and 2) the acquisition of a fixed base operator as defined in the agreement. The convertible notes were scheduled to mature in April 2009, with interest payable quarterly, beginning with the first interest payment, which was due December 1, 2004. During January 2005, the Company entered into an amendment of the agreement with the holder of the convertible notes whereby the due date of the first interest payment was deferred to the date of closing of the first fixed base operator acquisition.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE 10 - Convertible Notes, continued

       In April 2004, the Investors funded the sale of the initial $130,000 of convertible notes under the agreement. During August 2004, October 2004, November 2004, December 2004 and January 2005, the Investors waived one provision under their agreement and funded the sale of $125,000, $45,000, $40,000, $40,000 and $20,000, respectively of convertible notes under the agreement, representing funding of the full amount.

       The Company has the option to pay interest in cash or shares of the Common Stock. For the purpose of determining the number of shares to be issued in payment of interest, such shares shall be valued at the average of their fair market value during the five trading days preceding the interest payment date. The notes plus accrued interest are convertible through the maturity date into 40% (at the time of conversion), as defined in the agreement, of the Company's outstanding shares of the Common Stock. In addition, the holders have certain piggyback registration, tag along and other rights as defined in the agreement. The Company is required to maintain certain financial and other covenants.

       On March 31, 2005, the holders converted the entire $400,000 in convertible notes into 4,018,375 shares of the Common Stock.

NOTE 11 - Private Placement

       Private Offering
       On March 31, 2005 the Company issued $1,066,325 in aggregate principal amount of Senior Notes due March 31, 2008, $2,132,651 (426 shares) of the Series A Convertible Preferred Stock (the "Convertible Preferred Stock") and warrants to purchase an aggregate of 2,132,651 shares of the Common Stock. This closing resulted in proceeds of $3,198,975.

       In conjunction with this offering, the placement agent was paid cash fees of $385,000 and was granted warrants to purchase approximately 924,000 shares of the Common Stock with a fair market value, using the Black Scholes model, on date of issue of approximately $1,253,000. The total of these fees, plus $10,000 in fees that were accrued at closing, have been capitalized and charged to equity as deferred financing costs to be amortized over a three year period.

       On March 31, 2005, the Company sold, in a related private placement, an additional $1,250,000 (250 shares) of the Series A Convertible Preferred Stock and warrants to purchase an aggregate of 625,000 shares of the Common Stock. Of the total sold, $100,000 was received in advance from investors during February 2005. The remaining amount was received in cash at closing. The placement agent received neither cash nor warrant compensation for this issue.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Private Placement, continued

       The Senior Notes and the warrants issued to investors were recorded at their pro-rata estimated fair value in relation to the proceeds received on the date of issuance ($207,993 for the Senior Notes and $693,020 for the Warrants). The discount recorded for the Senior Notes will be accreted to interest expense over three years using the effective interest method. There was no accretion during the three months ended March 31, 2005. The Convertible Preferred Stock was recorded at its stated value of $3,382,650, less the discount amount to record the value of the beneficial conversion feature, as outlined below.

       The terms of the securities issued on March 31, 2005 are described below:

       Convertible Preferred Stock - Mandatorily Redeemable

       During February 2005, the Company authorized the issuance of 1,000 shares of preferred stock, designated as Series A Convertible Preferred Stock, each share having a Stated Value ("Stated Value") of $5,000. These shares provide for cumulative dividends at the annual rate of 8%, payable quarterly and mature three years from the date of issue. The cumulative dividend, at the option of the Company, may be paid either in cash or by the issuance of additional shares of the Convertible Preferred Stock. The holders of the Convertible Preferred Stock and the holders of the shares of Common Stock shall vote as a single class, with the holders of the Convertible Preferred Stock having the number of votes based upon the formula for the conversion to Common Stock, as provided below. The holders of the Convertible Preferred Stock have the right to elect one director to the Company's Board of Directors or to have one observer at Board meetings.

       The Convertible Preferred Stock is convertible into shares of the Company's Common Stock. The shares shall automatically convert upon (a) the Company's realization of gross proceeds exceeding $5,000,000 from the sale of equity securities (a "Qualified Follow-On Offering"), separate and apart from the March 2005 Private Offering, or (b) at such time as the traded price of the Company's Common Stock exceeds 2.5 times the Initial Conversion Price ("Conversion Price"), and under both (a) and
       (b), the shares subject to conversion are fully registered shares. At the option of the holder, the shares, in whole or in part, may be converted at any time.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Private Placement, continued

       Subject to certain adjustments, as provided in the agreement, the Conversion price is $0.30 per share. Each share of Preferred Stock will convert into that number of shares of Common Stock determined by dividing the Stated Value of each share of Convertible Preferred Stock by the Conversion Price. In the case of a mandatory conversion on account of a Qualified Follow-on Offering, then at the option of the holder, the shares shall be converted at (a) the Conversion Price, or (b) at the same price that such securities are being sold in such Qualified Follow-On Offering, with the holder, in this case, also receiving a premium of an additional 10% in the number of such shares. Under certain conditions whereupon the Company sells shares of Common Stock at a price below the Conversion Price, then the Conversion Price shall be reduced, as provided for in the agreement.

       On the third anniversary of the original date of issue of the Convertible Preferred Stock, the Company shall redeem for cash all remaining outstanding shares at a redemption price equal to the aggregate Stated Value, plus all accrued and unpaid dividends.

       In the event of a liquidation of the Company, the holders of the Convertible Preferred Stock then outstanding will be entitled to receive 115% of the stated value of each share, plus any accrued and unpaid dividends.

       Beneficial Conversion Feature

       Under the terms of the Convertible Preferred Stock, the holders may convert these securities into Common Stock of the Company at a fixed price of $0.30, subject to certain adjustments. At March 31, 2005, the date of issuance, this fixed conversion price represents a discount to the market value of the Company's Common Stock, which was a quoted price of $1.75 per share. This difference in price is considered a benefit of the conversion feature in the security. This benefit was calculated and its value exceeded the face amount of the issued Convertible Preferred Stock. The Company is required to record the value of this beneficial conversion feature, but at an amount not greater than the face amount of the related Convertible Preferred Stock. Accordingly, the Company has recorded this beneficial conversion feature discount of $3,382,650 as a reduction to the Convertible Preferred Stock and as a credit to additional paid in capital. The beneficial conversion feature discount to the Convertible Preferred Stock will be accreted to its stated value over a three year period.

       Under a mandatory redemption provision, the Company is required to redeem the Convertible Preferred Stock by March 31, 2008, if not already converted by the holder into the Common Stock. The shares shall be redeemed at their stated value of $5,000 per share. As of March 31, 2005, there are no dividends in arrears on this Convertible Preferred Stock.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Private Placement, continued

       The Company's Convertible Preferred Stock contains a feature that requires the Company to redeem the instrument for the shares that remain outstanding, on March 30, 2008. Accordingly, as of March 31, 2005, the Company's Convertible Preferred Stock is classified in the accompanying Condensed Consolidated Balance Sheet as a liability, shares subject to mandatory redemption, in accordance with Statement of Financial
       Accounting Standards No. 150: Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, issued in May of 2003.

       Warrants

       On March 31, 2005, the Company issued warrants to purchase shares of the Company's common stock aggregating approximately 2,758,000 to investors and 924,000 to the placement agent. Each warrant provides a five-year right to purchase a share of the Company's Common Stock at the initial exercise price (the "Warrant Exercise Price") of $0.60 per share, with such price and the number of shares to be adjusted in the event of stock splits and certain other events, as provided in the agreement, and upon the sale by the Company of additional equity securities at a price below the Warrant Exercise Price. At the option of the Company, the Warrants may be redeemed at any time, in whole, but not in part, at a price of $0.01 per share provided that: (a) there is an effective registration statement covering the resale of the Warrant shares; (b) the volume weighted average closing price of the Common Stock for the prior 20 trading days is not less than 250% of the Warrant Exercise Price; and (c) the average daily trading volume of the Company's Common Stock is not less than 200,000 shares per day during such 20-day trading period.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Private Placement, continued

       Senior Notes

       The Senior Notes issued on March 31, 2005 carry a maturity  date of three
       (3) years; bear interest at the rate of 10% per annum, payable quarterly; are secured by the current and to be acquired assets of the Company and its present and future subsidiaries; and are subject to certain covenants of the Company.

NOTE 12 - Stockholders' Equity

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 12 - Stockholders' Equity

       Effective April 1, 2005, the Board of Directors granted options to purchase an aggregate of 750,000 shares of the Common Stock. An option expiring March 31, 2010 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, who was elected as a Vice Chairman of the Board and the Chief Operating Officer of the Company;
       (ii) Jeffrey M. Trenk, who was elected as a Vice Chairman of the Board and the Executive Vice President of Business Development of the Company and (iii) Ronald J. Ricciardi, the President and Chief Executive Officer of the Company.

NOTE 13 - Employee Benefit Plan

       FBO Air - Wilkes-Barre maintains a 401(K) plan covering substantially all employees, which requires Company contributions equal to 25% of each participant's contribution of up to 4% of salary.

NOTE 14 - Commitments and Contingencies

       Operating Leases

       The Company leases facilities from the City of Garden City, Kansas. Effective on April 1, 2005 and in conjunction with the Company's purchase of the fixed base operator assets in Garden City, Kansas, the Company executed a new lease which provides for: (a) a ten-year lease term expiring March 31, 2015, with two five year renewal periods; (b) a base rent of $1,550 and $1,750 per month for years one through five and years six through ten of the lease, respectively. In addition a fuel flowage fee of $.06 per gallon of fuel received by the Company will be due monthly. The fuel flowage fee is to be reviewed annually by the Garden City Regional Airport, the City of Garden City, and the Company.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 14 - Commitments and Contingencies, continued

       The Company leases its operating facility under the terms of a Fixed Base Operator's Lease and Operating agreement with the Wilkes-Barre/Scranton International Airport. The agreement is for an initial term of ten years with two five-year renewal periods. The agreement requires payment of monthly rents of $6,250 plus additional payments based on certain of the Company's revenues. These include per-gallon fees for certain fuel sales and commissions on landing, parking, tie-down and other types of fees charged by the company to its aviation customers.

       In May 2004, the Company entered into a non-cancelable operating lease of an automobile for a Company officer, expiring on August 3, 2008. Future minimum lease payments under this operating lease at March 31, 2005 are as follows:

                        Years Ended March 31:   Amount
                        ---------------------   -------
                        2006                     $5,640
                        2007                      5,640
                        2008                      3,760
                                                -------

                                                $15,040
                                                =======

       The Company leases refueling trucks and airplanes. The refueling trucks lease on a month-to-month basis. As of March 31, 2005, the refueling truck lease requires monthly rental payments of $4,351. Several airplane leases require monthly rental payments based upon the number of hours the planes are used.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 14 - Commitments and Contingencies, continued

       Proposed Acquisitions

       The Company has negotiated and issued letters of intent for two potential fixed base operator acquisitions and a memorandum of understanding regarding charter operations: 1) A fixed base operator located in the southern region of the country, requiring cash at closing of approximately $1,250,000; and 2) A fixed base operator located in the southern region of the country, requiring a combination of cash, stock, and notes totaling approximately $2.8 million. In addition, the Company has issued a memorandum of understanding with a charter operator in the northeast region of the country in which the two organizations would share resources and capabilities under a strategic alliance that may lead to a more formal relationship and/or transaction. There can be no assurance that any or all of these acquisitions will be consummated.

       Consulting Agreement

       The Company entered into a six-month engagement agreement (the "Agreement") with a financial advisor in April 2004, whereby the financial advisor will provide advisory services for financial structuring and planning, bridge financing, special situation transactional services and private equity financing. The agreement calls for an initial fee of $15,000 plus $5,000 per month for six months, payable after the closing of the first fixed base operator acquisition. Included in accounts payable and accrued expenses at March 31, 2005 is an obligation of $45,000 pursuant to this agreement.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

       NOTE 14 - Commitments and Contingencies, continued

       Employment Agreement

       On March 31, 2005, the Board of Directors authorized execution of the First Amendment effective April 1, 2005 (the "First Amendment") to the employment agreement (the "Ricciardi Employment Agreement') for Mr. Ronald J. Ricciardi, the Company's President and CEO. The First Amendment provides that Mr. Ricciardi's employment under the Ricciardi Employment Agreement is effective April 1, 2005 and will continue for three years thereafter subject to automatic one-year renewals. The First Amendment increases his base salary to $175,000. Mr. Ricciardi is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock, commencing April 1, 2005

       On March 31, 2005, the Company entered into an employment agreement dated as of April 1, 2005 (the "Ettinger Employment Agreement") with Robert J. Ettinger. Pursuant to the Ettinger Employment Agreement, Mr. Ettinger is employed as the Chief Operating Officer of the Company and as the President of its Big Bird Division. He also is to serve as a Vice Chairman of the Company. The term of the Ettinger Employment Agreement is for three years, commencing April 1, 2005, and thereafter automatically renews for additional one-year periods. Mr. Ettinger's base annual salary is $150,000 and he is guaranteed an annual bonus payment of $100,000, both the salary and the bonus payment to be paid in equal monthly installments. In addition, he may receive an annual performance bonus based on the Board's evaluation of the Company's (particularly the Division's) performance and his performance. Mr. Ettinger is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock, commencing April 1, 2005.

       On March 31, 2005, the Company elected Mr. Jeffrey Trenk as an officer of the Company, terminated Mr. Trenk's consulting agreement and entered into an employment agreement with Mr. Trenk dated April 1, 2005 (the "Jeffrey Trenk Employment Agreement"). Pursuant to the Jeffrey Trenk Employment Agreement, Mr. Trenk is employed as the Executive Vice President of Business Development of the Company. He is also to serve as a Vice Chairman of the Company. The term of the Jeffrey Trenk Employment Agreement is for three years, commencing April 1, 2005, and thereafter automatically renews for additional one-year periods Pursuant to Jeffrey Trenk Employment Agreement, Mr. Trenk's base annual salary is $175,000. In addition, he is eligible to receive annually an incentive bonus equal to three percent of the Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") of the Company earned by meeting or exceeding the annual plan for EBITDA developed by management and approved by the Board annually. Mr. Trenk is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the common stock, commencing April 1, 2005.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 14 - Commitments and Contingencies, continued

       Litigation

       In early 2005, the Company was served with a complaint which names the Company, among others, as a defendant in a suit brought by a broker dealer, seeking approximately $100,000 in damages arising from Shadows Bend canceling a stock certificate in the year 2002. Captioned Institutional Capital Management, Inc. vs Michael W. Sciacchetano, et. at., the suit is currently pending in the 215th Judicial District Court, Harris County, Texas. On March 28, 2005, the Company filed a general denial. The Company disputes the allegations and intends to vigorously defend itself in this matter.

       Claims

       The Company entered into a business relationship to operate an aircraft with Raintree Express ("Raintree") for charter flights. Due to mechanical problems, the Company was never able to achieve full reimbursement for its costs of operation and maintenance and there remains approximately $22,000 in charges unpaid. Raintree has demanded damages in excess of $75,000 because of the failure to operate the plan "in accordance with the agreement" which was never executed. The Company retains possession of the aircraft pending payment of its charges, claiming a common law artisan's lien against the aircraft. Raintree has commenced an action in Monroe County, Pennsylvania, by filing and serving a Writ of Summons. In the opinion of the Company's litigation attorney, there is an appropriate objection as to venue in Monroe County and a good defense as to any claims for damages which might be made by Raintree, and the defense of the artisan's liens to replevin.

NOTE 15 - Subsequent Events

       Private Placement - Second and Final Closing

       On April 8 and April 15, 2005 (the "Second and Final Closing Dates"), the Company issued additional Secured Notes in the aggregate principal amounts of $399,999 due March 31, 2008 and $30,000 due March 31, 2008,
       $800,001 (160 shares) and $60,000 (12 shares) of the Convertible Preferred Stock and Warrants to purchase on aggregate of 800,001 and 60,000 shares of the Common Stock, respectively. The placement agent was paid cash issuance expenses of $120,000 and $9,000 for the April 8 and April 15, 2005 closings, respectively.

       Due from Stockholder

       Effective May 23, 2005, the stockholder has repaid all amounts due to the Company.

     Item 2 - Management's Discussion and Analysis or Plan of Operation

     Please read the following discussion together with the condensed financial statements and related notes appearing elsewhere in this Report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 of Part I under the heading "Cautionary Statement For Forward Looking Statements", as well as those discussed elsewhere in this Report. Unless otherwise specified or the context requires otherwise, the terms "we", "us", "our", "FBO Air" and the "Company" refer to FBO Air, Inc.

     OVERVIEW

     On March 31, 2005 we completed the first round in a private placement, raising gross proceeds of $4,448,975. Also on March 31, 2005, we completed two acquisitions of operating companies, in conjunction with our acquisition growth strategy, and became an operating company.

     In the sections below, we have outlined our history, and we further explain our financing and acquisition programs.

     Our History

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

     On August 20, 2004, we changed our corporate name to FBO Air, Inc. pursuant pursuant to an Agreement and Plan of Merger, dated as of July 26, 2004, between Shadows Bend and FBO Air, Inc. The merger agreement was approved by a written consent of stockholders of Shadows Bend holding more than 50% of the outstanding shares of Shadows Bend's common stock, $0.001 par value.

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

     The Company believes that, as it obtains a national presence in the fixed base operator business, it will be the beneficiary of better jet fuel purchasing terms and may be able to secure favorable landing rights service contracts for the several major fractional jet ownership companies. There can be no assurance that we shall achieve any or all of these benefits.

     Critical Accounting Policies

     Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to product returns, product and content development expenses, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are included within the footnotes to the condensed consolidated financial statements incorporated within Part I,
     Item 1 of this report.

     Going Concern

     The accompanying financial statements in Item 1 of Part I of this Report have been prepared assuming that the Company will continue as a going concern. On March 31, 2005, FBO Air closed on its first round of financing in a private offering and a related private placement, raising gross cash proceeds of approximately $4,448,000. FBO Air raised additional funds of $1,200,000 and $90,000 in second and final rounds of financing dated April 8, 2005 and April 15, 2005, respectively. Until the March 31 offering funding, the Company's primary source of operating funds since inception had been provided by its founding shareholders and through convertible note financing. There is no assurance that FBO Air will be able to raise the additional funds sufficient to enable the Company to fully complete its development activities, attain profitable operations or continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2005, the Company had working capital of approximately $979,000, had no revenues and incurred operating losses during the period from January 17, 2003 (date of inception) through March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements in Item 1 of Part I of this Report do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     Proposed Acquisitions

     The Company has negotiated and issued letters of intent for two potential FBO acquisitions and a memorandum of understanding regarding charter operations: 1) An FBO located in the southern region of the country, requiring cash at closing of approximately $1,250,000; and 2) An FBO located in the southern region of the country, requiring a combination of cash, stock, and notes totaling approximately $2.8 million. In addition, the Company has issued a memorandum of understanding with a charter operator in the northeast region of the country in which the two organizations would share resources and capabilities under a strategic alliance that may lead to a more formal relationship and/or transaction. There can be no assurance that any or all of these acquisitions will be consummated.

     RESULTS OF OPERATIONS

     COMPARISON OF 3 MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

     There were no revenues in the three months ended March 31, 2005 and 2004. The acquisitions of the two operating companies were made as of March 31, 2005, the last day of the quarterly period. Accordingly, there are no operating results from these two companies to report within the condensed consolidated statements of operations in Item 1 of Part I of this Report.

     General and administrative expenses increased approximately $198,000, or 1,150%, to approximately $215,000 for the three months ended March 31, 2005 compared to $17,000 for the prior year. This increase was mainly due to the additional costs for professional fees incurred for conducting due diligence regarding potential acquisitions, arranging for financing and for preparing the Company's financial reports and public filings with the Securities and Exchange Commission. Accordingly, accounting fees have increased by approximately $50,000 to $53,000, consulting fees for market development were incurred of approximately $16,000, legal fees have increased approximately $39,000 to $48,000 and financial consulting fees were incurred of approximately $16,000. The increase was also associated with the compensation of our President of approximately $31,000, versus $0 in the prior year.

     Interest expense for the three months ended March 31, 2005 of approximately $8,000 consisted of the financing costs related to the costs of borrowing under the convertible notes agreement. There was no interest expense for the three months ended March 31, 2004.

     LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 2005, FBO Air closed on its first round of financing in its private offering, raising gross cash proceeds of approximately $3,200,000. Simultaneously FBO Air raised $1,250,000 in a related private offering. FBO Air raised additional funds of $1,200,000 and $90,000 in second and final rounds of financing dated April 8, 2005, and April 15, 2005, respectively. Until the March 31 offering funding, the Company's primary source of operating funds since inception had been provided by its founding shareholders and through convertible note financing.

     During the three months ended March 31, 2005, the Company had a net increase in cash of approximately $1,413,000. During the three months ended March 31, 2005, FBO Air was in its development stage and during which time the Company's operations were limited to seeking financing and conducting due diligence for acquisition targets, and as such, there was no cash. The Company's sources and uses of funds were as follows:

     Cash Used in Operating Activities. Net cash used in operating activities was approximately $117,000. This was primarily driven by a net loss of $223,000 offset by the an increase in accounts payable and accrued expenses of $111,000. For the three months ended March 31, 2004, net cash used in operating activities was $0. This was attributable to a net loss of $29,000 offset by an increase of $12,000 in the compensatory element of stock issuances and an increase of $17,000 in the accounts payable and accrued expenses.

     Cash Used in Investing Activities. Net cash used in investing activities was approximately $2,555,000. This was attributable to FBO's purchase of two fixed base operating companies, representing an aggregate cash purchase price of $2,722,000, less cash acquired of $167,000.

     On March 31, 2005, the Company purchased 100% of the stock of Tech Aviation, Inc. ("Tech Aviation"), a fixed base operator conducting business in the Northeast. Under the terms of the acquisition agreement, the Company paid cash at closing of approximately $2,256,000, applied a deposit of $10,000 and issued notes payable to the Tech Aviation shareholders aggregating a discounted value of approximately $433,000. The terms of the notes provide for payments of $100,000 payable annually for each of five years on the anniversary of the closing. Interest on these notes was imputed at an annual rate of 5% per annum.

     On March 31, 2005, the Company purchased certain assets of Central Plains Aviation, Inc. ("Central Plains"), a fixed base operator conducting business in Kansas. Under the terms of the acquisition agreement, the Company paid cash at closing of $466,000, and issued a note payable to the Central Plains shareholder for $240,000. This note matures in September 2006 and is payable in quarterly installments beginning on June 30, 2005, bearing an interest rate of 5% per annum.

     Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $4,084,000, principally through the proceeds received on March 31, 2005 from the issuance of $1,066,000 of senior notes, the issuance of $3,383,000 of convertible preferred stock and the issuance of warrants for the purchase 2,758,000 of the Company's common stock, less issuance expenses paid in cash at closing of $385,000. During February 2005, the Company issued convertible notes of $20,000.

     As of March 31, 2005, FBO Air had a working capital balance of approximately $979,000. FBO raised additional funds of $1,200,000 and $90,000 in second and final rounds of financing dated April 8, 2005, and April 15, 2005, respectively. Our capital commitments involve our targeted acquisitions of fixed base operators. The Company will proceed to make these acquisitions only in so much as there is adequate investment and operating capital. This capital is expected to be raised through the issue of additional debt and equity capital.

     On March 31, 2005, we issued Senior Notes with a face value of approximately $1,066,000, which are due in three years, on March 31, 2008; bear interest at the rate of 10% per annum; are payable quarterly, are secured by the current and to be acquired assets of the Company and its present and future subsidiaries; and are subject to certain covenants of the Company.

     On March 31, 2005, we issued approximately $3,383,000, or 676 shares, of our mandatorily redeemable Series A convertible preferred stock, which was authorized during February 2005.

     On March 31, 2005, the Company issued warrants to purchase shares of the Company's common stock aggregating approximately 2,758,000 to investors and 924,000 to the placement agent. Each warrant provides a five-year right to purchase a share of the Company's Common Stock at the initial exercise price (the "Warrant Exercise Price") of $0.60 per share, with such price and the number of shares to be adjusted in the event of stock splits and certain other events, as provided in the agreement, and upon the sale by the Company of additional equity securities at a price below the Warrant Exercise Price. At the option of the Company, the Warrants may be redeemed at any time, in whole, but not in part, at a price of $0.01 per share provided that: (a) there is an effective registration statement covering the resale of the Warrant shares; (b) the volume weighted average closing price of the Common Stock for the prior 20 trading days is not less than 250% of the Warrant Exercise Price; and (c) the average daily trading volume of the Company's Common Stock is not less than 200,000 shares per day during such 20-day trading period.

     On March 31, 2005, the holders converted the entire $400,000 in convertible notes into 4,018,375 shares of the Common Stock.

     During February 2005, the Company authorized the issue of 1,000 shares of preferred stock, designated as Series A Convertible Preferred Stock ("the Convertible Preferred Stock"), each share having a Stated Value ("Stated Value") of $5,000. These shares provide for cumulative dividends at the annual rate of 8%, payable quarterly and mature three years from the date of issue. The cumulative dividend, at the option of the Company, may be paid either in cash or by the issuance of additional shares of the Convertible Preferred Stock. The holders of the Convertible Preferred Stock and the holders of the shares of Common Stock shall vote as a single class, with the holders of the Convertible Preferred Stock having the number of votes based upon the formula for the conversion to Common Stock, as provided below. The holders of the Convertible Preferred Stock have the right to elect one director to the Company's Board of Directors or to have one observer at Board meetings.

     The Convertible Preferred Stock is convertible into shares of the Company's Common Stock. The shares shall automatically convert upon (a) the Company's realization of gross proceeds exceeding $5,000,000 from the sale of equity securities (a "Qualified Follow-On Offering"), separate and apart from the March 2005 Private Offering, or (b) at such time as the traded price of the Company's Common Stock exceeds 2.5 times the Initial Conversion Price ("Conversion Price"), and under both (a) and (b), the shares subject to conversion are fully registered shares. At the option of the holder, the shares, in whole or in part, may be converted at any time.

     Subject to certain adjustments, as provided in the agreement, the Conversion Price is $0.30 per share. Each share of Preferred Stock will convert into that number of shares of Common Stock determined by dividing the Stated Value of each share of Convertible Preferred Stock by the Conversion Price. In the case of a mandatory conversion on account of a Qualified Follow-on Offering, then at the option of the holder, the shares shall be converted at (a) the Conversion Price or (b) at the same price that such securities are being sold in such Qualified Follow-On Offering, with the holder, in this case, also receiving a premium of an additional 10% in the number of such shares. Under certain conditions whereupon the Company sells shares of Common Stock at a price below the Conversion Price, then the Conversion Price shall be reduced, as provided for in the agreement.

     On the third anniversary of the original date of issue of the Convertible Preferred Stock, the Company shall redeem for cash all remaining outstanding shares at a redemption price equal to the aggregate Stated Value, plus all accrued and unpaid dividends.

     In the event of a liquidation of the Company, the holders of the Convertible Preferred Stock then outstanding will be entitled to receive 115% of the stated value of each share, plus any accrued and unpaid dividends.

     The Company's stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol FBOR. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter ("OTC") equity securities. Prior to December 21, 2004, the stock had been traded on the Pink Sheets.

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

             o  our  ability  to   identify,   negotiate   and   complete  the
     acquisition of targeted operators, consistent with our business plan;

             o existing or new competitors consolidating operators ahead of the Company;

             o we may be unable to attract new personnel, which would adversely affect implementation of our overall business strategy.

             o the success of our investor relations program to create and sustain interest and liquidity in our stock, which is currently thinly traded on the OTCBB;

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

     Item 3 - Controls and Procedures

     The Company's principal executive officer, who is also the acting principal financial officer, has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-QSB. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed below. Based upon his evaluation, the principal executive officer, who is also the acting principal financial officer, has concluded that the Company's disclosure controls and procedures, although containing a material weakness, were effective.

     This material weakness is the lack of the necessary corporate accounting resources. On March 31, 2005, the Company completed the first two acquisitions of its business plan. The Company has limited accounting personnel and is currently building its accounting infrastructure. In the meantime, the Company employs a financial consultant who works closely with the Company's Chief Executive Officer and other senior managers of the organization to gather the required information and to prepare the periodic financial statement and public filings. Reliance on these limited resources impairs our ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. Our Company's Chief Executive Officer has concluded that the disclosure controls and procedures are effective, even though there is a material weakness. This conclusion is based upon the following factors: (1) The broad business experience of our Chief Executive Officer, (2) The effective utilization of a senior level financial consultant and (3) the limited scope of our operations at this early stage in the Company's development. The Company is currently seeking to hire a qualified full time Chief Financial Officer. In addition, as the Company grows, and as resources permit, we project that the new Chief Financial Officer will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting, and Sarbanes-Oxley Section 404 compliance.

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

     Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     PART II

     OTHER INFORMATION

     Item 1.   Legal Proceedings

     In early 2005, the Company was served with a complaint which names the Company, among others, as a defendant in a suit brought by a broker dealer, seeking approximately $100,000 in damages arising from Shadows Bend canceling a stock certificate in the year 2002. Captioned Institutional Capital Management, Inc. vs Michael W. Sciacchetano, et. at., the suit is currently pending in the 215th Judicial District Court, Harris County, Texas. On March 28, 2005, the Company filed a general denial. The Company disputes the allegations and intends to vigorously defend itself in this matter.

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     1. Private Placement

     (a) On March 31,  2005 (the  "Initial  Closing  Date"),  the  Company  sold
     42.65295 units (the "Units"), each Unit consisting of: (i) a 10% Senior Secured Promissory Note due March 31, 2008 (the "Secured Note") in the principal amount of $25,000; (ii) ten shares of the Company's Series A Convertible Preferred Stock, $0.001 par value (the "Convertible Preferred Stock"); and (iii) a warrant expiring March 30, 2010 (the "Investors Warrant") to purchase 50,000 shares of the Common Stock. As a result of this closing, the Company issued on the Initial Closing Date $1,066,325 in aggregate principal amount of the Secured Notes, 426 shares of the Convertible Preferred Stock and Investor Warrants to purchase an aggregate of 2,132,651 shares of the Common Stock.

     (b) There was no underwriter for the Units, although Laidlaw & Company (UK) Ltd. ("Laidlaw") acted as the non-exclusive placement agent for this private placement (the "Offering") on a "reasonable efforts $3,000,000 all-or-none" basis. The Offering was conditioned upon investors purchasing a minimum of 40 Units for an aggregate purchase price of $3,000,000.

     (c) The Units were offered at $75,000 per Unit; however, the Company and Laidlaw reserved the right to accept subscriptions for partial Units and did in fact do so at the Initial Closing Date. As a result, the total offering price on the Initial Closing Date was $3,198,975. There were no underwriting discounts or commissions. However, Laidlaw is entitled to receive, at any Closing on or prior to the Final Closing Date: (i) a cash fee of 10% of the gross proceeds delivered at each Closing and (ii) a warrant expiring March 30, 2010 (the "Agent's Warrant") to purchase 10% of the shares of the Common Stock underlying the shares of the Convertible Preferred Stock and the Investors Warrants issued at each closing. The Agent's Warrant is similar in terms to the Investor Warrant. As a result of the Closing on the Initial Closing Date, the Company paid to Laidlaw a cash fee of $319,898 and issued to Laidlaw an Agent's Warrant to purchase 924,148 shares of the Common Stock. The Company also paid Laidlaw a non-accountable expense reimbursement of $35,000.

     (d) The Company claims that the Offering was exempt from the registration requirement of Section 5 of the Securities Act pursuant to the exemption of
     Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder as a transaction not involving a public offering. Each investor represented to the Company that he, she or it was acquiring the Units, and, unless registered under the Securities Act at that time, the shares of the Common Stock issuable upon the conversions of the shares of the Convertible Preferred Stock and the exercises of the Investor Warrants, for investment and not with a view toward, or in connection with, any distribution of securities of the Company (as the term "distributions" is contemplated under the Securities Act). Laidlaw made a similar investment representation to the Company with respect to the Agent's Warrant issued to it on the

     Initial Closing Date and the shares of the Common Stock issuable upon the exercise thereof.

     (e) The following terms are applicable to the conversions of shares of the Convertible Preferred Stock and the exercises of the Investor Warrants and the Agent's Warrants:

     (i) Convertible Preferred Stock - Optional Conversion. From time to time after issuance a holder may convert a share of the Convertible Preferred Stock into that number of shares of the Common Stock determined by dividing the Stated Value of a share of the Convertible Preferred Stock ($5,000) by the Conversion Price (the Initial Conversion Price is $.30 per share). Accordingly, subject to the anti-dilution provisions described below in subsection (1)(e)(iv) of this Item 3.02, a share of the Convertible Preferred Stock would be convertible into 16,666.666 shares of the Common Stock.

     (ii) Convertible Preferred Stock - Mandatory Conversion. Shares of the Convertible Preferred Stock shall automatically convert into shares of the Common Stock upon the occurrence of one of the following events (a "Mandatory Conversion Event"): (1) upon the sale by the Company of its equity securities resulting in the receipt by the Company of no less than $5,000,000 in gross proceeds, excluding the Offering, (a "Qualified Follow-On Offering") or at such time as the closing bid price for the Common Stock has equaled or exceeded 2.5 times the Initial Conversion Price of $.30 (i.e., $.75) for a period of 20 consecutive trading days prior to the date of the Mandatory Conversion provided that: (A) the Common Stock shall have traded no less than 200,000 shares per trading day for no less than 20 consecutive trading days prior to the date of the Mandatory Conversion and (B) the shares issued upon conversion are fully registered for resale pursuant to an effective registration statement under the Securities Act and are not subject to a lock-up agreement requested by the Company, its underwriters or placement agents. In the event of a Mandatory Conversion due to a Qualified Follow-On Offering, the holder may convert his, her or its shares of the Convertible Preferred Stock into (x) shares of the Common Stock at the Conversion Price in effect on the date of the Mandatory Conversion Event or (y) the securities being sold in the Qualified Follow-On Offering at the same price that such securities are being sold in such Qualified Follow-On Offering, the purchase price therefor to be paid by the holder converting the Stated Value and accrued but unpaid dividends on the shares of the Convertible Preferred Stock so converted, but each holder who so converts into such securities shall receive an additional ten percent of the identical securities of the Qualified Follow-On Offering that such person converted into in the Qualified Follow-On Offering.

     (iii) The Investor Warrants and the Agent's Warrants will be exercisable at $.60 per share (the "Exercise Price") subject to adjustment as provided in subsection (1)(e)(iv) of this Item 3.02.

     (iv) Both the Conversion Price and the Exercise Price will be adjusted on a weighted average basis for (1) all stock splits, dividends, recapitalization terms, reclassifications, payments made to holders of the Common Stock and other similar events and (2) the sale by the Company of additional equity securities at a price below the Conversion Price or the Exercise Price, whichever is applicable.

     (f) Not applicable.

     2. Co-Investment

     (a) On the Initial Closing Date, the Company sold 25 units (the "Co-Investment Units"), each Co-Investment Unit consisting of (1) ten shares of the Convertible Preferred Stock and a warrant expiring March 30, 2010 (the "Co-Investor Warrant") to purchase 50,000 shares of the Common Stock. As a result of this closing, the Company issued an aggregate of 250 shares of the Convertible Preferred Stock and Co-Investor Warrants to purchase an aggregate of 625,000 shares of the Common Stock.

     (b) There was no underwriter for the Co-Investor Units. The Co-Investors had agreed to make the purchase if the Company sold at least the minimum amount in the Offering. The sale of the Co-Investor Units is not credited against the minimum or maximum amounts to be sold in the Offering. The Co-Investors were all "accredited investors (as such term is defined in Rule 501(a) of Regulation D under Securities Act).

     (c) The Co-Investor Units were offered at $50,000 per Co-Investor Unit; however, the Company reserved the right to accept subscription for partial Co-Investor Units and did in fact do so at the Initial Closing Date. The total offering price was $1,250,000. There were no underwriting discounts or commissions and Laidlaw received no compensation for the sale of the Co-Investor Units.

     (d) The Company claims that the sales of the Co-Investor Units were exempt from the registration requirement of Section 5 of the Securities Act pursuant to the exemption of Section 4(2) of the Securities Act as transactions not involving a public offering. Each Co-Investor represented to the Company that he or it was acquiring the Co-Investor Units, and, unless registered under the Securities Act at that time, the shares of the Common Stock issuable upon the conversions of the shares of the Convertible Preferred Stock and the exercises of the Co-Investor Warrants, for investment and not with a view toward, or in connection with, any distribution of securities of the Company (as the term "distribution" is contemplated under the Securities Act).

     (e) The Co-Investor Warrants are similar in terms to the Investor Warrants.

     (f) Not applicable.

     3. Convertible Notes

       (a) On the Initial Closing Date, the Company issued an aggregate of 4,018,375 shares of the Common Stock upon the conversion of the Company's 8% Convertible Notes due April 15, 2009 (the "Convertible Notes") in the principal amount of $400,000.

     (b) There was no underwriter in connection with the conversion of the Convertible Notes. All of the holders who or which converted the Convertible Notes were "accredited investors" (as such term is defined in Rule 501(a) of Regulation D under the Securities Act) and were either the purchasers of the Convertible Notes in the private placement of FBO Air which closed on April 16, 2004 or their assignees. As previously reported, upon the Merger, the Company assumed FBO Air's obligations under the Convertible Notes.

     (c) The Company  received no cash upon the  conversion  of the  Convertible
     Notes,   having  received   $400,000  in  drawdowns  with  respect  to  the
     Convertible Notes.

     (d) The Company claims that the issuances of the shares of the Common Stock were exempt from the registration requirement of Section 5 of the Securities Act pursuant to the exemption of Section 4(2) of the Securities Act as transactions not involving a public offering. Each of the holders of the Convertible Notes represented to the Company that he or it was acquiring the shares of the Common Stock for investment and not with a view toward, or in connection with, any distribution of securities of the Company (as the term "distribution" is contemplated under the Securities
     Act).

     (e) The Convertible Notes were converted into 40%, as defined therein, of the Company's outstanding shares of the Common Stock prior to giving effect to the Offering.

     (f) Not applicable

     4. Option Grants

     (a) Effective on April 1, 2005, the Board of Directors granted options to purchase an aggregate of 750,000 shares of the Common Stock.

     (b) There were no underwriters. An option expiring March 31, 2010 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, who was elected as a Vice Chairman of the Board and the Chief Operating Officer of the Company; (ii) Jeffrey M. Trenk, who was elected as a Vice Chairman of the Board and the Executive Vice President of Business Development of the Company and (iii) Ronald J. Ricciardi, the President and Chief Executive Officer of the Company.

     (c) The options were not issued for cash and there were no underwriting discounts or commissions. As indicated in subsection (b) above, these options were issued in consideration of the services to the performed for the Company by these three principal officers of the Company.

     (d) The Company claims that the grants of these options were exempt from the registration requirement of Section 5 of the Securities Act pursuant to the exemption of Section 4 (2) of the Securities Act as transactions not involving a public offering. Each of the optionees represented to the Company that he was acquiring the options, and, if not registered under the Securities Act at the time, the shares of the Common Stock issuable upon the exercise of the option, for investment, and not with a view toward, or in connection with, a distribution (as the term "distribution" is contemplated under the Securities Act).

     (e) Each of the options is exercisable at $1.60 per share, the market price on April 1, 2005. Each option is exercisable, from time to time in its entirely or in part, until March 31, 2010.

     (f) Not applicable.

     Item 5. Other Information.

     (a) The Company previously announced an agreement with Robert Cumming to become Chief Financial Officer. The agreement would become effective upon the achievement of certain criteria. The agreement was not, and is not, in effect at this time. By mutual consent, the parties have ageed to cancel the agreement.

     (b) On March 31, 2005, the Board of Directors of the Company authorized an employment agreement dated as of April 1, 2005 (the "Ettinger Employment Agreement") with Robert J. Ettinger. Pursuant to the Ettinger Employment Agreement, Mr. Ettinger is employed as the Chief Operating Officer of the Company and as the President of its Big Bird Division. He also is to serve as a Vice Chairman of the Company. The term of the Ettinger Employment
     Agreement is for three years, commencing April 1, 2005, and thereafter automatically renews for additional one-year periods unless either party gives written notice not to extend the term not less than 90 days prior to the then next upcoming expiration date. The Company may terminate the employment for Cause (as defined) in which event the Company is only obligated to the date of termination. In addition Mr. Ettinger may terminate his employment for Good Reason (as defined) or in the event of a Change in Control (as defined). If either such termination occurs, the Ettinger Employment Agreement specifies the Company's further obligations.

     Pursuant to the Ettinger Employment Agreement, Mr. Ettinger's base annual salary is $150,000, subject to such increases as the Board may authorize from time to time thereafter, and he is guaranteed an annual bonus payment of $100,000, both the salary and the bonus payment to be paid in equal monthly installments. In addition, he may receive an annual performance bonus based on the Board's evaluation of the Company's (particularly the Division's) performance and his performance. Mr. Ettinger is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. Among the other fringe benefits, the Ettinger Employment Agreement obligates the Company to maintain a term life insurance policy on Mr. Ettinger's life in the amount of $1,000,000, with one half of the proceeds on his death to go to his designated beneficiary or beneficiaries and one half to the Company.

     (c) As previously reported, the Company had entered into a Business Development Agreement dated as of January 2, 2004 (the "Consulting Agreement") with Jeffrey M. Trenk, a founder of FBO Air, Inc., an Arizona corporation ("FBO Air"), which, as previously reported, was merged (the "Merger") on August 20, 2004 with and into the Company (then named Shadows Bend Development, Inc. ("Shadows Bend")). The Consulting Agreement was with FBO Air, but, as a result of the Merger, FBO Air's obligations thereunder were assumed by the Company. The Consulting Agreement, by its terms, never became effective, although Mr. Trenk rendered services and received certain cash compensation. In addition, as previously reported, he was granted an option expiring September 29, 2009 to purchase 50,000 shares of the Common Stock at $.01 per share, there being no market price for the Common Stock at that time.

     With Mr. Trenk's election on March 31, 2005 as an officer of the Company, the Board of Directors authorized termination of the Consulting Agreement, effective March 31, 2005, and execution of an employment agreement dated as of April 1, 2005 (the "Jeffrey Trenk Employment Agreement") with him.

     Pursuant to the Jeffrey Trenk Employment Agreement, Mr. Trenk is employed as the Executive Vice President of Business Development of the Company. He is also to serve as a Vice Chairman of the Company. The term of the Jeffrey Trenk Employment Agreement is for three years, commencing April 1, 2005, and thereafter automatically renews for additional one-year periods unless either party gives written notice not to extend the term not less than 90 days prior to the then next upcoming expiration date. The Company may terminate the employment for Cause (as defined) in which event the Company is only obligated to the date of termination. In addition Mr. Trenk may terminate his employment for Good Reason (as defined) or in the event of a Change in Control (as defined). The termination and benefits upon termination in the Jeffrey Trenk Employment Agreement are similar to those in the Ettinger Employment Agreement.

     Pursuant to Trenk Employment Agreement, Mr. Trenk's base annual salary is $175,000, subject to such increases as the Board may authorize from time to time thereafter. In addition, he is eligible to receive annually an incentive bonus equal to three percent of the EBITDA of the Company earned by meeting or exceeding the annual plan for EBITDA developed by management and approved by the Board annually. Pursuant to the Employment Agreement, Mr. Trenk is also entitled to similar life insurance coverage and options as described above for the Ettinger Employment Agreement.

     (d) As previously reported, the Company had entered into an employment agreement dated as of January 2, 2004 (the "Ricciardi Employment Agreement") with Ronald J. Ricciardi as the President and Chief Executive Officer of the Company. The Ricciardi Employment Agreement was originally with FBO Air, but was assumed by the Company as a result of the Merger.

     On March 31, 2005, the Board of Directors authorized execution of the First Amendment effective April 1, 2005 (the "First Amendment") to the Ricciardi Employment Agreement. The First Amendment provides that Mr. Ricciardi's employment under the Ricciardi Employment Agreement is effective April 1, 2005 and will continue for three years thereafter subject to automatic one-year renewals as described for Messrs. Ettinger and Trenk above. The First Amendment increases his base salary to $175,000, subject to such further increases as the Board may authorize from time to time thereafter. The First Amendment also provides for option grants similar to those provided in the Ettinger Employment Agreement and in the Jeffrey Trenk Employment Agreement.

Item 6. Exhibits.

Exhibit No.    Description of Exhibit
-----------    ----------------------

     2 Agreement and Plan of Merger dated as of July 26, 2004 by and between the Company and FBO (without schedules).((4))

    3.1 Certificate of Amendment to the Company's Certificate of Incorporation filed on July 30, 2004.(4)

   3(i)(1)     Copy of Certificate of Designations. (1)

    4.1        Form of 10% Senior Secured Promissory Note due March 31, 2008.
               (2)

    4.2        Form of Investor Warrant. (2)

    4.3        Copy of General Security Agreement dated as of March 31, 2005.
               (2)

    4.4 Form of Co-Investor Registration Rights Agreement (without schedule or exhibit). (2)

    4.5 Form of Co-Investor Registration Rights Agreement (without schedule or exhibit). (2)

     5 Copy of Employment Agreement dated as of April 1, 2005 by and between Robert J. Ettinger and the Company. (2)

     6 Copy of Business Development Agreement dated as of January 2, 2004 by and between Jeffrey M. Trenk and the Company. (3)

     7 Copy of Employment Agreement dated as of April 1, 2005 between Jeffrey M. Trenk and the Company. (2)

     8 Copy of Employment Agreement dated as of January 2, 2004 by and between Ronald J. Ricciardi and the Company. (3)

     9 Copy of First Amendment effective April 1, 2005 to the Ricciardi Employment Agreement. (2)

   10.1 Copy of asset purchase agreement dated March 31, 2005 between FBO Air - Garden City and Jon A. Crotts .((2))

   10.2        Copy of employment agreement between FBO Air - Garden City, Inc.
               and Jon A. Crotts. (2)

   10.4        Employment agreement dated March 31, 2005

--------
(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 29, 2005(.)

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 6, 2005.

   10.5 Employment Agreement dated as of January 2, 2004 by and between Ronald J. Ricciardi and the Company.(3)

   10.6 Business Development Agreement dated as of January 2, 2004 by and between Jeffrey M. Trenk and the Company.(3)

   10.10       Form of Convertible Notes due April 15, 2009. (4)

   10.11 Copy of Letter Agreement dated October 21, 2004 amending the Convertible Notes, the form of which is filed as Exhibit 10.6.
               (5)

   31.1 Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (6)

   32.1        Certification Pursuant to Section 906 of Sarbanes-Oxley Act of
               2002. (6)


--------
(3) Incorporated by reverence to the Company's Current Report on Form 8-K filed on October 5, 2004.


(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 27, 2004.

(5) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 4, 2004

(6)  Filed herewith

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 23, 2005                     FBO AIR, INC.


                                        By: /s/ Ronald J. Ricciardi
                                           -----------------------------------
                                           Ronald J. Ricciardi
                                           Chief Executive Officer
                                           (acting principal financial officer)