Form 10KSB/A
period 2004-12-31
FBO AIR, INC.
filed 2005-06-01
CIK 1128281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                   (Mark One)

          |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from _______________ to ________________

                        COMMISSION FILE NUMBER: 333-56046

                                  FBO AIR, INC.
        (Exact name of Small Business Issuer as Specified in Its Charter)


            Nevada                                         87-0617649
 (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)



                               9087 E. Charter Oak
                              Scottsdale, AZ 85260
                    (Address of principal executive offices)

                                 (480) -634-6565
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          Yes |X|                   No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [XX]

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

                          Yes |_|                   No |X|

                                       FBO
                            AIR, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                   FORM 10-KSB

EXPLANATORY STATEMENT

We are filing this Amendment No. 1 on Form 10-KSB/A to provide a conformed signature on the Report of Independent Registered Public Accounting Firm in Item 7 and to provide additional information concerning our disclosure controls and procedures in Item 8A. As a result of the changes to Item 8A, we are filing also new Certifications as Exhibits 31.1 and 32.1. Item 6, although there is no change, is included here at the request of the SEC staff. There have been no other changes to this document.

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION AND RESULTS OF OPERATIONS

                          Summary Financial Information

      The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Form 10-KSB.



                                               Year Ended     Year Ended
      Consolidated Statement                  December 31,   December 31,
        of Operations Data:                       2004           2003
(in thousands, except for share
        and per share data)
Revenues                                      $         0    $         0
Net Loss - common shares                      $      (573)   $      (104)
Net loss per common share                     $      (.14)   $      (.04)
Weighted average number of shares
 - basic and deleted                            4,136,013      2,615,375

                                             December 31,
      Balance Sheet Data:                        2004
Working capital (deficiency)                 $       (166)
Total assets                                 $         46
Total liabilities                            $        579
Stockholders' (deficiency)                   $       (533)

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

(a) Plan of Operation

      (1) The Company's business strategy is to purchase and consolidate FBOs in the secondary and tertiary markets located within the United States. In this market, the Company would provide FBO services such as fueling, parking of aircraft, maintenance and repair, to general aviation aircraft operators. The Company's primary source of operating funds since inception has been provided by its shareholders and convertible note financing. In April 2004, we entered into a convertible note agreement with a group of investors to purchase five-year, 8% convertible notes in the aggregate principal amount of $400,000. Through March 22, 2005, the investors have allowed us to draw down the total available amount $400,000 against this agreement.

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

ITEM 7.     FINANCIAL STATEMENTS

      The information required by this item is incorporated by reference to pages F-1 through F-19 of this Annual Report on Form 10-KSB/A.

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

      This material weakness is the lack of the necessary corporate accounting resources. At March 29, 2005, the Company's only full time employee, the Company's Chief Executive Officer, solely has the responsibility for receipts and disbursements. The Company employs a financial consultant to work closely with the Company's Chief Executive Officer and to prepare the periodic financial statement and public filings. Reliance on these limited resources impairs our ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. Our Company's Chief Executive Officer who is also the acting principal financial officer, has concluded that even though there is a material weakness, that the disclosure controls and procedures are effective, based upon the following: (1) The broad business experience of our Chief Executive Officer, (2) The effective utilization of a senior level financial consultant and (3) the limited scope of our operations at this early stage in the Company's development. In order to correct this deficiency, we had entered into an agreement with an executive that would become our full time Chief Financial Officer at such time as the Company has adequate financial resources and meets certain criteria. The agreement was not and is not, in effect at this time. By mutual consent, the parties have agreed to cancel the agreement. Accordingly, we are now seeking to hire a qualified Chief Financial Officer. In addition, as the Company grows, and as resources permit, we project that the new Chief Financial Officer will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting, and Sarbanes-Oxley Section 404 compliance.

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

Limitations on the Effectiveness of Controls

      We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer has concluded that such controls and procedures are effective at the "reasonable assurance" level. However, we do not as yet have any operating businesses.

                                    PART III

ITEM 13. EXHIBITS

(a)   Documents filed as part of this report.

      See index to Consolidated Financial Statements attached, which are filed as part of this report.

(b)   Description of exhibits:

--------------------------------------------------------------------------------
Exhibit No. Description of Exhibit
--------------------------------------------------------------------------------
   2        Agreement  and Plan of Merger  dated as of July 26,  2004 by and between the Company and FBO (without schedules).(1)
--------------------------------------------------------------------------------
  3.1       Certificate  of  Amendment  to  the  Company's   Certificate  of
            Incorporation filed on July 30, 2004.(1)
--------------------------------------------------------------------------------
  3.1(a)    Certificate of Designations.(5)
--------------------------------------------------------------------------------
 10.1       Convertible  Loan  Agreement  dated  April 16, 2004 by and among
            FBO and the Investors named in Schedule A thereto.(1)
--------------------------------------------------------------------------------
 10.2       Amendatory   Agreement   dated  as  of  July  26,  2004  to  the
            Convertible Loan Agreement filed as Exhibit 10.1. (2)
--------------------------------------------------------------------------------
 10.3       Form of Convertible  Note due April 15, 2009 issued  pursuant to the Convertible Loan Agreement filed as Exhibit 10.1.(1)
--------------------------------------------------------------------------------
 10.4       Letter   Agreement   dated   October  21,  2004   amending   the
            Convertible  Notes,  the  form of  which  is  filed  as  Exhibit
            10.3.(2)
--------------------------------------------------------------------------------
 10.5       Employment  Agreement dated as of January 2, 2004 by and between
            Ronald J. Ricciardi and the Company.(3)
--------------------------------------------------------------------------------
 10.6       Business  Development  Agreement  dated as of January 2, 2004 by and between Jeffrey M. Trenk and the Company.(3)
--------------------------------------------------------------------------------
 10.7       Employment  Agreement dated October 15, 2004 by and between W.R.
            "Robert" Cumming and the Company. (4)
--------------------------------------------------------------------------------
 31.1       Officer's  Certification  Pursuant to Rule  13a-14(a)  under the
            Securities Exchange Act. (5)
--------------------------------------------------------------------------------
--------

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

--------------------------------------------------------------------------------
Exhibit No. Description of Exhibit
--------------------------------------------------------------------------------
 32.1       Certification  Pursuant to Section 906 of Sarbanes-Oxley  Act of
            2002.(5)
--------------------------------------------------------------------------------

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


/s/ Marcum & Kliegman, LLP
-----------------------------------
Marcum & Kliegman, LLP

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FBO Air, Inc.
                                     (Registrant)



Date: June 1, 2005                    By:   /s/ Ronald J. Ricciardi
                                           -------------------------------------
                                           Ronald J. Ricciardi,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer and
                                           Principal Financial Officer)