Form 10QSB
period 2005-06-30
FBO AIR, INC.
filed 2005-08-22
CIK 1128281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 2005

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

                               Yes |X|   No |_|

As of August 21, 2005, the Registrant had 10,044,398 shares of its Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

                               Yes |_|   No |X|

                                  FBO AIR, INC.

                                   Form 10-QSB
                                  June 30, 2005

                                      Index

PART I - FINANCIAL INFORMATION

  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)        Page
                                                                         ----

    Balance Sheet as of June 30, 2005                                      1

    Statements of Operations for the three and six months ended
      June 30, 2005 and 2004                                               2

    Statements of Cash Flows for the six months ended
      June 30, 2005 and 2004                                               3

    Notes to Financial Statements                                          5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS                                                      28

  ITEM 3.  CONTROLS AND PROCEDURES                                        36

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS                                               38

  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS     38

  ITEM 5. OTHER INFORMATION                                               43

  ITEM 6. EXHIBITS                                                        44

SIGNATURES                                                                46

Part I - Financial Information

  Item I - Condensed Consolidated Financial Statements (Unaudited)

                         FBO AIR, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                  June 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $ 1,581,097
  Accounts receivable, net                                              883,503
  Inventory                                                              87,321
  Prepaid expenses                                                       88,823
                                                                    -----------

    Total current assets                                              2,640,744

PROPERTY, PLANT AND EQUIPMENT, net
  of accumulated depreciation of $20,900                                702,936

OTHER ASSETS
  Note receivable                                                       350,000
  Intangible assets                                                     152,800
  Goodwill                                                            2,368,284
                                                                    -----------
    Total other assets                                                2,871,084
                                                                    -----------
      TOTAL ASSETS                                                  $ 6,214,764
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                  $   886,176
  Customer deposits and deferred revenue                                181,044
  Accrued expenses                                                      123,425
  Long-term debt - current portion                                      283,100
                                                                    -----------
    Total current liabilities                                         1,473,745

LONG-TERM LIABILITIES
  Notes payable - other - less current portion                          456,529
  Senior secured notes Payable - net of discount of $1,104,442          391,882
                                                                    -----------
    Total long term liabilities                                         848,411
                                                                    -----------

      Total liabilities                                               2,322,156

MANDATORILY REDEEMABLE CONVERTIBLE
  PREFERRED STOCK - net of discount of $3,890,025;
  $0.001 par value; 1,000 shares authorized;
    Series A Cumulative Convertible - 847 shares issued
    and outstanding, with rights to a cumulative 8% dividend
    payable quarterly; liquidation preference at stated value of
    of $4,242,650                                                       352,625
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value; authorized 10,000,000;
    none issued and outstanding                                              --
  Common stock - $.001 par value; authorized 100,000,000;
    10,044,398 issued and outstanding                                    10,044
  Deferred financing costs                                           (1,754,651)
  Additional paid-in capital                                          7,283,578
  Accumulated deficit                                                (1,998,988)
                                                                    -----------

      TOTAL STOCKHOLDERS' EQUITY                                      3,539,983
                                                                    -----------

      TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY                                                      $ 6,214,764
                                                                    ===========

            See notes to condensed consolidated financial statements.

                         FBO AIR, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three months ended       For the six months ended
                                                         June 30,                       June 30,
                                              ----------------------------    ----------------------------
                                                  2005            2004            2005            2004
                                              ------------    ------------    ------------    ------------
REVENUE                                       $  2,158,867    $         --    $  2,158,867    $         --
COST OF SALES                                    1,430,546              --       1,430,546              --
                                              ------------    ------------    ------------    ------------
    GROSS PROFIT                                   728,321              --         728,321              --

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (including $0, $57,024, $0 and
  $69,227 for the compensatory element
    of stock issuances, respectively)            1,190,865         227,900       1,406,192         257,332
                                              ------------    ------------    ------------    ------------

OPERATING LOSS                                    (462,544)       (227,900)       (677,871)       (257,332)

OTHER INCOME (EXPENSE)

  INTEREST INCOME                                    3,360              --           3,360              --
  INTEREST EXPENSE                                (146,410)             --        (154,208)             --
                                              ------------    ------------    ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                      (143,050)             --        (150,848)             --
                                              ------------    ------------    ------------    ------------

      NET LOSS                                $   (605,594)   $   (227,900)   $   (828,719)   $   (257,332)
                                              ============    ============    ============    ============

Deemed dividend to preferred shareholders -
  accretion of discount                           (352,625)             --        (352,625)             --

Amortization of Deferred Financing Costs          (159,514)             --        (159,514)             --

Preferred stock dividend                           (84,630)             --         (84,630)             --
                                              ------------    ------------    ------------    ------------

Net loss applicable to common stockholders    $ (1,202,363)   $   (227,900)   $ (1,425,488)   $   (257,332)
                                              ============    ============    ============    ============

Basic and Diluted Loss Per
  Common Share                                $      (0.12)   $      (0.09)   $      (0.18)   $      (0.10)
                                              ============    ============    ============    ============

Weighted Average Common Shares
  Basic and Diluted                             10,044,397       2,678,218       8,079,317       2,646,797
                                              ============    ============    ============    ============

            See notes to condensed consolidated financial statements.

                         FBO AIR, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)

                                                    For the six months ended June 30,
                                                           2005           2004
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $  (828,719)   $  (257,332)
                                                        -----------    -----------
  Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization                          20,900             --
      Amortization of debt discount                         100,100             --
      Compensatory element of stock issuances                    --         69,227

  Changes in operating assets and liabilities:
  Accounts receivable                                      (646,386)            --
  Inventory                                                  43,383             --
  Prepaid expenses                                          (83,385)            --
  Due from stockholder                                       15,510        (14,510)
  Accounts payable                                          555,508             --
  Customer deposits and deferred revenue                     67,339             --
  Other accrued expenses                                     11,050         98,877
                                                        -----------    -----------

      TOTAL ADJUSTMENTS                                      84,019        153,594
                                                        -----------    -----------

      NET CASH USED IN OPERATING
        ACTIVITIES                                         (744,700)      (103,738)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Note receivable                                          (350,000)            --
  Purchase of equipment                                     (28,478)            --
  Acquisition of FBOs, less cash acquired of $167,329    (2,554,818)            --
                                                        -----------    -----------

      NET CASH USED IN INVESTING
        ACTIVITIES                                       (2,933,296)            --
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of convertible notes                20,000        130,000
  Deferred financing costs                                 (514,000)            --
  Proceeds from the Private placement                     4,488,976             --
  Proceeds from the Co-Investment                         1,250,000             --
                                                        -----------    -----------

      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                                        5,244,976        130,000
                                                        -----------    -----------

NET INCREASE IN CASH                                      1,566,980         26,262

CASH AND CASH EQUIVALENTS - Beginning                        14,117             --
                                                        -----------    -----------

CASH AND CASH EQUIVALENTS - Ending                      $ 1,581,097    $    26,262
                                                        ===========    ===========

            See notes to condensed consolidated financial statements.

                         FBO AIR, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS
                            OF CASH FLOWS, CONTINUED
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                    For the six months ended June 30,
                                                           2005           2004
                                                        -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the periods for:

    Interest                                            $        --    $        --
                                                        ===========    ===========
    Income taxes                                        $        --    $        --
                                                        ===========    ===========

  Non-cash investing and financing activities:

    Convertible Notes converted to common stock         $   400,000    $        --
                                                        ===========    ===========
    Advances from affiliates converted to equity        $        --    $    94,818
                                                        ===========    ===========
    Notes issued for acquisitions                       $   672,948    $        --
                                                        ===========    ===========

            See notes to condensed consolidated financial statements.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes included in the FBO Air, Inc. and Subsidiaries (the "Company") annual report on Form 10-KSB for the year ended December 31, 2004 filed on March 29, 2005.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to make the Company's financial position as of June 30, 2005 and the results of operations and statements of cash flows for the periods shown not misleading have been included.

      On March 31, 2005, the Company completed the acquisition of two operating companies. Accordingly, the Company is no longer considered a development stage entity.

      The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

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

      The acquisitions of the two operating companies were made as of March 31, 2005, the last day of the prior quarterly period. Accordingly, the operating results from these two companies for the three months ended June 30, 2005 are provided to report within condensed consolidated statements of operations.

NOTE 3 - Going Concern and Management's Plans

      On April 15, 2005, FBO Air closed on its final round of financing in its March and April 2005 private offering, raising gross cash proceeds of approximately $4,490,000. Simultaneously, FBO Air raised $1,250,000 in a related private offering. Until the March and April 2005 offering funding, the Company's primary source of operating funds since inception had been provided by its founding shareholders and through a convertible note financing. There is no assurance that FBO Air will be able to raise the additional funds sufficient to enable the Company to fully complete its development activities, attain profitable operations or continue as a going concern.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2005, the Company had working capital and cash of approximately $1,167,000 and $1,581,000, respectively. On March 31, 2005, the Company completed the acquisition of two fixed based operator companies and became an operating company, generating revenues of approximately $2,200,000 for the three months ended June 30, 2005. The Company has incurred losses since inception, representing , in the aggregate, operating losses of approximately $2,102,000 for the period from January 17, 2003 (date of inception) through June 30, 2005. Certain of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

      Concentrations of Credit Risk

      Cash: The Company maintains its cash with various financial institutions, which exceed federally insured limits throughout the period. At June 30, 2005, the Company had cash on deposit of approximately $1,392,000 in excess of federally insured limits.

      Accounts Receivable: The Company's extends credit to large and mid-side companies for flight related services. The Company has concentrations of credit risk in that 80% of the balance of accounts receivable at any time may be made up of less than ten customers. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Management determines collectibility based on their experience and knowledge of the customers.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

      Deferred Financing Costs

      The costs incurred on March 31, 2005, April 8, 2005 and April 15, 2005 to issue the senior notes payable, the convertible preferred stock and the warrants have been capitalized and have been charged to equity as deferred financing costs.

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

      Income Taxes

      As of January 2, 2004 (date of incorporation), the Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the six months ended June 30, 2005, as a result of net operating losses incurred during the period. As of June 30, 2005, the Company has available approximately $1,333,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2025. At June 30, 2004, the Company has recorded a deferred tax asset of approximately $533,000, which consists primarily of temporary differences relating to net operating losses. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory rate of 35% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance of approximately $213,000. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

      Net Loss Per Common Share

      Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants and convertible preferred stock discussed in the notes to the financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The total shares issuable upon the exercise of stock options and the convertible preferred stock as of June 30, 2005 approximated 19,957,000.

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Acquisition of Tech Aviation, Inc., continued

      The following table details the allocation of the purchase price:

                                                       Fair Value
                                                       ----------

         Cash                                         $   167,329
         Accounts receivable                              237,117
         Inventory                                         99,752
         Prepaid expenses                                  52,331
         Equipment                                        579,785
         Intangible assets - trade names                  100,000
         Intangible assets - customer relationships        20,000
         Goodwill                                       1,838,284
         Accounts payable and accrued expenses           (334,776)
         Long term debt                                   (60,681)
                                                      -----------

         Total                                        $ 2,699,141
                                                      ===========

NOTE 6 - Acquisition of Central Plains Aviation, Inc.

      On March 31, 2005, the Company purchased certain assets of Central Plains Aviation, Inc. ("Central Plains"), a fixed base operator conducting business in Kansas. Under the terms of the acquisition agreement, the Company paid cash at closing of $466,000, and issued a note payable to the Central Plains shareholder for $240,000. This note bears an interest rate of 5% per annum, and is payable in 6 quarterly installments of approximately $42,000 each, with the first installment due June 30, 2005.

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 6 - Acquisition of Central Plains Aviation, Inc., continued

      The following table details the allocation of the purchase price:

                                                    Fair Value
                                                    ----------
         Inventory                                    $ 30,952
         Equipment                                     115,000
         Intangible assets - customer relationships     30,000
         Goodwill                                      530,000
                                                      --------

         Total                                        $705,952
                                                      ========

      The Company purchased the former Tech Aviation, Inc. and Central Plains, Inc. on March 31, 2005, the last day of the quarterly reporting period ending March 31, 2005. Therefore, the results from Tech Aviation, Inc. are first reflected in the Company's results for the three months ended June 30, 2005.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 6 - Acquisition of Central Plains Aviation, Inc., continued

      The following table presents the unaudited pro forma combined results of operations of the Company, Tech Aviation, Inc. and Central Plains, Inc. for each of the three and six month periods ending June 30, 2005 and 2004, as if they had been acquired at the beginning of each of the periods, respectively:

                               Three Months       Three Months        Six Months          Six Months
                                  Ended               Ended              Ended              Ended
                               June 30, 2005      June 30, 2004      June 30, 2005      June 30, 2004
                               -------------      -------------      -------------      -------------
      Revenues:
         Net sales             $  2,158,867       $  1,957,540       $  3,542,071       $  3,364,424

      Net loss                     (605,594)           (61,522)          (779,843)           (77,970)

      Basic net loss per
      common share             $      (0.12)      $     (0.023)      $     (0.097)      $     (0.029)

      Weighted average
      common shares
      outstanding - basic
      and diluted                10,044,397          2,678,218          8,046,310          2,646,797
                                 10,044,397          2,678,218          8,046,310          2,646,797

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

NOTE 8 - Property and Equipment

      Property and equipment as of June 30, 2005 consists of the following:

                                                                    Estimated
                                                      Amount       Useful Life
                                                      ------       -----------

                  Aircraft                           $254,785      7 - 15 years
                  Vehicles                            230,000       5 -7 years
                  Office Furniture and equipment       60,000         7 years
                  Tools and shop equipment            179,051      7 - 15 years
                                                     --------

                  Total                              $723,836
                  Less: accumulated depreciation      (20,900)
                                                     --------

                  Property and equipment, net        $702,936
                                                     ========

      Depreciation expense for the three and six month periods ended June 30, 2005 was approximately $21,000.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 9 - Notes Payable - Other

      Notes payable - other, at June 30, 2005 consist of:

                                                             Outstanding Balance
                                                             -------------------
            Notes payable to:                                 at June 30, 2005
            -----------------                                 ----------------
            Wilkes-Barre/Scranton International Airport, due
            September 2007                                      $  60,681
            Sellers - Tech Aviation                               438,948
            Seller - Central Plains                               240,000
                                                                ---------
               Subtotal                                           739,629
               Less - current portion                            (283,100)
                                                                ---------

              Total - long term                                 $ 456,529
                                                                =========

      Aggregate annual maturities of long-term debt are as follows:

                     For the years
                        ending                 Total           Acquistion         Senior Notes
                      December 31             Amount              Notes           (See Note 11)       Other
               -------------------------- ---------------- -------------------- ------------------ -------------
                         2005                    $242,357           $242,357                   --            --
                         2006                     224,947            164,266                   --       $60,681
                         2007                   1,582,708             86,384           $1,496,324            --
                         2008                      90,703             90,703                   --            --
                         2009                      95,238             95,238                   --            --
                                               ----------           --------           ----------       -------

                         Total                 $2,235,953           $678,948           $1,496,324       $60,681
                                               ==========           ========           ==========       =======

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

      In April 2004, the Investors funded the sale of the initial $130,000 of convertible notes under the agreement. During August 2004, October 2004, November 2004, December 2004 and January 2005, the Investors waived one provision under their agreement and funded the sale of $125,000, $45,000, $40,000, $40,000 and $20,000, respectively, of convertible notes under the agreement, representing funding of the full amount.

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

      On March 31, 2005, the holders converted the entire $400,000 in convertible notes into 4,018,376 shares of the Common Stock.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Private Placement

      Private Offering

      On March 31, April 8 and April 15, 2005 the Company issued $1,496,324 in aggregate principal amount of Senior Secured Notes due March 31, 2008, $2,992,660 (597 shares) of the Series A Convertible Preferred Stock (the "Convertible Preferred Stock") and warrants to purchase an aggregate of 2,992,660 shares of the Common Stock. This closing resulted in proceeds of $4,488,976.

      In conjunction with this offering, the placement agent was paid cash fees of $514,000 and was granted warrants to purchase approximately 1,297,000 shares of the Common Stock with a fair market value, using the Black Scholes model, on date of issue of approximately $1,758,000. The total of these fees have been capitalized and charged to equity as deferred financing costs to be amortized over a three year period.

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

      The Senior Secured Notes and the warrants issued to investors were recorded at their pro-rata estimated fair value in relation to the proceeds received on the date of issuance ($291,783 for the Senior Secured Notes and $920,060 for the Warrants). The discount recorded for the Senior Secured Notes will be accreted to interest expense over three years using the effective interest method. Accretion of $100,100 was recorded during the three months ended June 30, 2005. The Convertible Preferred Stock was recorded at its stated value of $4,242,660, less the discount amount to record the value of the beneficial conversion feature, as outlined below.

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

      The Convertible Preferred Stock is convertible into shares of the Company's Common Stock. The shares shall automatically convert upon (a) the Company's realization of gross proceeds exceeding $5,000,000 from the sale of equity securities (a "Qualified Follow-On Offering"), separate and apart from the March and April 2005 Private Offering, or (b) at such time as the traded price of the Company's Common Stock exceeds 2.5 times the Initial Conversion Price ("Conversion Price"), and under both (a) and (b), the shares subject to conversion are fully registered shares. At the option of the holder, the shares, in whole or in part, may be converted at any time.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Private Placement, continued

      Convertible Preferred Stock - Mandatorily Redeemable, continued

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

      Beneficial Conversion Feature

      Under the terms of the Convertible Preferred Stock, the holders may convert these securities into Common Stock of the Company at a fixed price of $0.30, subject to certain adjustments. At March 31, 2005, the date of issuance, this fixed conversion price represents a discount to the market value of the Company's Common Stock, which was a quoted price of $1.75 per share. This difference in price is considered a benefit of the conversion feature in the security. This benefit was calculated and its value exceeded the face amount of the issued Convertible Preferred Stock. The Company is required to record the value of this beneficial conversion feature, but at an amount not greater than the face amount of the related Convertible Preferred Stock. Accordingly, the Company has recorded this beneficial conversion feature discount of $4,242,661 as a reduction to the Convertible Preferred Stock and as a credit to additional paid in capital. The beneficial conversion feature discount to the Convertible Preferred Stock will be accreted to its stated value over a three-year period and $352,625 in accretion of discount was recorded for the three month period ended June 30, 2005.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Private Placement, continued

      Beneficial Conversion Feature, continued

      Under a mandatory redemption provision, the Company is required to redeem the Convertible Preferred Stock by March 31, 2008, if not already converted by the holder into the Common Stock. The shares shall be redeemed at their stated value of $5,000 per share. As of June 30, 2005, dividends of $84,630 have been accrued on this Convertible Preferred Stock.

      The Company's Convertible Preferred Stock contains a feature that requires the Company to redeem the shares that remain outstanding on March 30, 2008.

      Warrants

      On March 31, April 8 and April 15, 2005, the Company issued warrants to purchase shares of the Company's common stock aggregating approximately 3,617,000 to investors and 1,296,000 to the placement agent. Each warrant provides a five-year right to purchase a share of the Company's Common Stock at the initial exercise price (the "Warrant Exercise Price") of $0.60 per share, with such price and the number of shares to be adjusted in the event of stock splits and certain other events, as provided in the agreement, and upon the sale by the Company of additional equity securities at a price below the Warrant Exercise Price. At the option of the Company, the Warrants may be redeemed at any time, in whole, but not in part, at a price of $0.01 per share provided that: (a) there is an effective registration statement covering the resale of the Warrant shares; (b) the volume weighted average closing price of the Common Stock for the prior 20 trading days is not less than 250% of the Warrant Exercise Price; and (c) the average daily trading volume of the Company's Common Stock is not less than 200,000 shares per day during such 20-day trading period.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Private Placement, continued

      Senior Secured Notes

      The Senior Secured Notes issued on March 31, April 8 and April 15, 2005 carry a maturity date of three (3) years; bear interest at the rate of 10% per annum, payable quarterly; are secured by the current and to be acquired assets of the Company and its present and future subsidiaries; and are subject to certain covenants of the Company.

NOTE 12 - Stockholders' Equity

      On January 4, 2004 (date of incorporation), the Company capitalized the deficit of $104,393 incurred for the period from January 17, 2003 (date of inception) through December 31, 2003, during which time, prior to incorporation, the Company operated as a proprietorship.

      On January 4, 2004, amounts owed to affiliates of $94,818 were contributed to additional paid-in capital.

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

      Stock Options

      During September 2004, the Board of Directors granted options to purchase an aggregate of 150,000 shares, 25,000 to each of the four independent directors and 50,000 to a consultant/shareholder of the Company. These options have an exercise price of $0.01 per share and expire four years from the date of grant. These options vest at date of grant. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation measurement of equity awards is based on their fair value. The fair market value of these options estimated at the date of grant using the Black-Scholes option pricing model was not deemed material.

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

NOTE 13 - Employee Benefit Plan

      FBO Air - Wilkes-Barre maintains a 401(K) plan covering substantially all employees, which requires Company contributions equal to 25% of each participant's contribution of up to 4% of salary. The Company's contributions to this plan totaled $1,280 for the three months ended June 30, 2005.

NOTE 14 - Commitments and Contingencies

      Operating Leases

      The Company leases facilities from the City of Garden City, Kansas. Effective on April 1, 2005 and in conjunction with the Company's purchase of the fixed base operator assets in Garden City, Kansas, the Company executed a new lease which provides for: (a) a ten-year lease term expiring March 31, 2015, with two five-year renewal periods; (b) a base rent of $1,550 and $1,750 per month for years one through five and years six through ten of the lease, respectively. In addition a fuel flowage fee of $.06 per gallon of fuel received by the Company will be due monthly. The fuel flowage fee is to be reviewed annually by the Garden City Regional Airport, the City of Garden City, and the Company.

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

      In May 2004, the Company entered into a non-cancelable operating lease of an automobile for a Company officer, expiring on August 3, 2008. Future minimum lease payments under this operating lease at June 30, 2005 are as follows:

        Years Ended June 30:                  Amount
        --------------------------------------------
                2006                        $  5,640
                2007                           5,640
                2008                           2,350
                                            --------

                                            $ 13,630
                                            ========

      The Company leases refueling trucks and airplanes. The refueling trucks lease on a month-to-month basis. As of June 30, 2005, the refueling truck lease requires monthly rental payments of $4,351. Several airplane leases require monthly rental payments based upon the number of hours the planes are used.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 14 - Commitments and Contingencies, continued

      Proposed Acquisitions

      The Company has negotiated and issued letters of intent for two potential FBO acquisitions and a memorandum of understanding regarding charter operations: 1) An FBO located in the southern region of the country, requiring a combination of cash, stock, and notes totaling approximately $2.8 million. In addition, the Company has issued a memorandum of understanding with a charter operator in the northeast region of the country in which the two organizations would share resources and capabilities under a strategic alliance that may lead to a more formal relationship and/or transaction. There can be no assurance that any or all of these acquisitions will be consummated.

      During May 2005, Company made a secured six-month loan in the amount of $350,000 to the FBO located in the southern region of the country ("Maker"), as discussed above. The secured note bears interest at 10% per annum and such interest only shall be paid quarterly, starting upon the three month anniversary of the secured note. The secured note may be prepaid at any time. The Company has been greated a security interest in all tangible property, goods and accounts of the Maker. Further, the Company has been granted an option to purchase the FBO owned by Maker, such option to expire one year from date of grant of option. The Company expects to apply this loan against a potential acquisition and therefore has classified the loan as a non-current asset on the accompanying balance sheet

      Consulting Agreement

      The Company entered into a six-month engagement agreement (the "Consulting Agreement") with a financial advisor in April 2004, whereby the financial advisor will provide advisory services for financial structuring and planning, bridge financing, special situation transactional services and private equity financing. The Consulting Agreement calls for an initial fee of $15,000 plus $5,000 per month for six months, payable after the closing of the first fixed base operator acquisition. Included in accounts payable and accrued expenses at June 30, 2005 is an obligation of $45,000 pursuant to this Consulting Agreement.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 14 - Commitments and Contingencies, continued

      Employment Agreement

      On March 31, 2005, the Board of Directors authorized execution of the First Amendment effective April 1, 2005 (the "First Amendment") to the employment agreement (the "Ricciardi Employment Agreement') for Ronald J. Ricciardi, the Company's President and CEO. The First Amendment provides that Mr. Ricciardi's employment under the Ricciardi Employment Agreement is effective April 1, 2005 and will continue for three years thereafter subject to automatic one-year renewals. The First Amendment increases his base salary to $175,000. Mr. Ricciardi is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock, commencing April 1, 2005.

      On March 31, 2005, the Company entered into an employment agreement dated as of April 1, 2005 (the "Ettinger Employment Agreement") with Robert J. Ettinger. Pursuant to the Ettinger Employment Agreement, Mr. Ettinger is employed as the Chief Operating Officer of the Company and as the President of its executive jet management group. He also is to serve as a Vice Chairman of the Company. The term of the Ettinger Employment Agreement is for three years, commencing April 1, 2005, and thereafter automatically renews for additional one-year periods. Mr. Ettinger's base annual salary is $150,000 and he is guaranteed an annual bonus payment of $100,000, both the salary and the bonus payment to be paid in equal monthly installments. In addition, he may receive an annual performance bonus based on the Board's evaluation of the Company's (particularly the Division's) performance and his performance. Mr. Ettinger is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock, commencing April 1, 2005.

      On March 31, 2005, the Company elected Jeffrey M. Trenk as an officer of the Company, terminated Mr. Trenk's consulting agreement and entered into an employment agreement with Mr. Trenk dated April 1, 2005 (the "Jeffrey Trenk Employment Agreement"). Pursuant to the Jeffrey Trenk Employment Agreement, Mr. Trenk is employed as the Executive Vice President of Business Development of the Company. He is also to serve as a Vice Chairman of the Company. The term of the Jeffrey Trenk Employment Agreement is for three years, commencing April 1, 2005, and thereafter automatically renews for additional one-year periods Pursuant to Jeffrey Trenk Employment Agreement, Mr. Trenk's base annual salary is $175,000. In addition, he is eligible to receive annually an incentive bonus equal to three percent of the Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") of the Company earned by meeting or exceeding the annual plan for EBITDA developed by management and approved by the Board annually. Mr. Trenk is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the common stock, commencing April 1, 2005.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 14 - Commitments and Contingencies, continued

      Litigation

      In early 2005, the Company was served with a complaint which names the Company, among others, as a defendant in a suit brought by a broker dealer, seeking approximately $100,000 in damages arising from Shadows Bend canceling a stock certificate in the year 2002. Captioned Institutional Capital Management, Inc. vs Michael W. Sciacchetano, et. at., the suit is currently pending in the 215th Judicial District Court, Harris County, Texas. On March 28, 2005, the Company filed a general denial. Discovery is in the initial stages and trial is set for late November 2005. The Company disputes the allegations and intends to vigorously defend itself in this matter.

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

OVERVIEW

On April 15, 2005 we completed a private offering and a related private placement raising gross proceeds of $4,448,975 and $1,250,000, respectively. Also on March 31, 2005, we completed two acquisitions of operating companies, in conjunction with our acquisition growth strategy, and became an operating company.

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

We believe that the fixed based operator industry is comprised of only three major players. Each of these companies are pursuing strategies to consolidate FBOs holdings in primary market locations. The balance of the industry, in our opinion, is very highly fragmented and served by over 3,000 operators who own FBOs and serve customers at one or more of the almost 3,400 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these independent operators are single location operators. These operators are relatively unsophisticated, frequently under-capitalized, and, in many instances, seek an exit strategy. It is these operators that are the prime targets of the Company's consolidation strategy.

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

Going Concern

The accompanying financial statements in Item 1 of Part I of this Report have been prepared assuming that the Company will continue as a going concern. On April 15, 2005, FBO Air closed on the third of three rounds of financing in a private offering and a related private placement, raising gross cash proceeds of approximately $5,700,000. Until the March 2005 and April 2005 offering and private placement fundings, the Company's primary source of operating funds since inception had been provided by its founding shareholders and through convertible note financing. There is no assurance that FBO Air will be able to raise the additional funds sufficient to enable the Company to fully complete its development activities, attain profitable operations or continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2005, the Company had working capital and cash of approximately $1,167,000 and $1,581,000, respectively. On March 31, 2005, the Company completed the acquisition of two fixed based operator companies and became an operating company, generating revenues of approximately $2,100,000 for the three months ended June 30, 2005. The Company has incurred losses since inception, representing , in the aggregate, operating losses of approximately $1,400,000 for the period from January 17, 2003 (date of inception) through June 30, 2005. Certain of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements in
Item 1 of Part I of this Report do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

During May 2005, Company made a secured six-month loan in the amount of $350,000 to the FBO located in the southern region of the country ("Maker"), as discussed above. The secured note bears interest at 10% per annum and such interest only shall be paid quarterly, starting upon the three month anniversary of the secured note. The secured note may be prepaid at any time. The Company has been grated a security interest in all tangible property, goods and accounts of the Maker. Further, the Company has been granted an option to purchase the FBO owned by Maker, such option to expire one year from date of grant of option.

The Company expects to apply this loan against a potential acquisition and therefore has classified the loan as a non-current asset on the accompanying balance sheet

RESULTS OF OPERATIONS

The acquisitions of the two operating companies were made as of March 31, 2005. As such, the Company has operating results to report only from April 1, 2005 through June 30, 2005. Prior to March 31, 2005, the Company was in the development stage, and its operations consisted solely of the administrative costs of organizing, raising capital and seeking and qualifying acquisition targets consistent with the Company's growth strategy.

Reporting as an operating company beginning on April 1, 2005.

The Company's revenues and gross profit from flight based operations for the three months ended June 30, 2005 were approximately $2,159,000 and $728,000, respectively. Selling, general and administrative expenses were approximately $1,191,000 for three months ended June 30, 2005, of which $680,000 was attributable to the operating costs of the flight based operations and $511,000 was attributable to corporate administrative costs.

Corporate administrative costs were approximately $511,000 for the three months ended June 30, 2005, an increase of $283,000 over the amount of $228,000 for the three months ended June 30, 2004. This increase was primarily attributable to an increase in salaries of approximately $143,000, for the additional Company officers hired on March 31, 2005, and $63,000 attributable to accounting fees related to new operations.

Corporate administrative costs were approximately $726,000 for the six months ended June 30, 2005, an increase of $469,000 over the amount of $257,000 for the six months ended June 30, 2005. This increase was primarily attributable to an increase in salaries of approximately $188,000 for the additional Company officers hired on March 31, 2005 and $144,000 attributable to accounting fees related to new operations.

Interest expense for the three and six months ended June 30, 2005 was approximately $146,000 and $154,000, respectively, versus interest expense of $0 and $0 for the three and six months ended June 30, 2004. This increase in interest expense is primarily attributable to the costs of the $1,496,000 in senior secured notes issued by the Company on March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2005, FBO Air closed on its first round of financing in its private offering, raising gross cash proceeds of approximately $3,200,000. Simultaneously FBO Air raised $1,250,000 in a related private offering. FBO Air raised additional funds of $1,200,000 and $90,000 in second and final rounds of financing closed on April 8, 2005 and April 15, 2005, respectively. Until the March 31 offering funding, the Company's primary source of operating funds since inception had been provided by its founding shareholders and through convertible note financing.

During the six months ended June 30, 2005, the Company had a net increase in cash of approximately $1,567,000. The Company's sources and uses of funds during this period were as follows:

Cash Used in Operating Activities. Net cash used in operating activities was approximately $744,000. This was primarily driven by a net loss of $829,000 and an increase in accounts receivable of $646,000, offset by an increase in accounts payable $556,000, all attributable to the operations that were acquired on March 31, 2005. For the six months ended June 30, 2004, net cash used in operating activities was $104,000. This was attributable to a net loss of $257,000 offset by an increase of $69,000 in the compensatory element of stock issuances and an increase of $99,000 in the accounts payable and accrued expenses.

Cash Used in Investing Activities. Net cash used in investing activities was approximately $2,933,000. This was attributable primarily to FBO's purchase of two fixed base operating companies for $2,555,000, representing an aggregate cash purchase price of $2,722,000, less cash acquired of $167,000. In addition, the Company invested $350,000 in a note receivable with a fixed base operator who is a potential acquisition target of the Company.

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

On March 31, 2005, the Company purchased certain assets of Central Plains Aviation, Inc. ("Central Plains"), a fixed base operator conducting business in Kansas. Under the terms of the acquisition agreement, the Company paid cash at closing of $466,000, and issued a note payable to the Central Plains shareholder for $240,000. This note matures in September 2006 and is payable in quarterly installments beginning on March 31, 2005, bearing an interest rate of 5% per annum.

Cash Provided by Financing Activities. Net cash provided by financing activities was approximately $5,245,000, principally through the proceeds received on March 31, April 8, and April 15, 2005 from the issuance of $1,496,000 of senior secured notes, the issuance of $4,243,000 of convertible preferred stock and the issuance of warrants for the purchase 3,618,000 of the Company's common stock, less issuance expenses paid in cash at closing of $514,000. During February 2005, the Company issued convertible notes of $20,000.

As of June 30, 2005, FBO Air had a working capital balance of approximately $1,517,000. Our capital commitments involve our targeted acquisitions of fixed base operators. The Company will proceed to make these acquisitions only in so much as there is adequate investment and operating capital. This capital is expected to be raised through the issue of additional debt and equity capital.

On March 31, April 8 and April 15, 2005, we issued Senior Secured Notes with a face value of approximately $1,496,000, which are due in three years, on March 31, 2008; bear interest at the rate of 10% per annum; are payable quarterly, are secured by the current and to be acquired assets of the Company and its present and future subsidiaries; and are subject to certain covenants of the Company.

On March 31, April 8 and April 15, 2005, we sold approximately $4,243,000, or 847 shares, of our mandatorily redeemable Series A convertible preferred stock, which was authorized during February 2005.

On March 31, April 8 and April 15, 2005, the Company issued warrants to purchase shares of the Company's common stock aggregating approximately 3,618,000 to investors and 1,296,000 to the placement agent. Each warrant provides a five-year right to purchase a share of the Company's Common Stock at the initial exercise price (the "Warrant Exercise Price") of $0.60 per share, with such price and the number of shares to be adjusted in the event of stock splits and certain other events, as provided in the agreement, and upon the sale by the Company of additional equity securities at a price below the Warrant Exercise Price. At the option of the Company, the Warrants may be redeemed at any time, in whole, but not in part, at a price of $0.01 per share provided that: (a) there is an effective registration statement covering the resale of the Warrant shares; (b) the volume weighted average closing price of the Common Stock for the prior 20 trading days is not less than 250% of the Warrant Exercise Price; and (c) the average daily trading volume of the Company's Common Stock is not less than 200,000 shares per day during such 20-day trading period.

In April 2004, the Company entered into a convertible note agreement with a group of investors ("Investors") to purchase five-year, 8% convertible notes in the aggregate principal amount of $400,000. In April 2004, the Investors funded the sale of the initial $130,000 of convertible notes under the agreement. During August 2004, October 2004, November 2004, December 2004 and January 2005, the Investors waived one provision under their agreement and funded the sale of $125,000, $45,000, $40,000, $40,000 and $20,000, respectively, of convertibe notes under the agreement, representing funding of the full amount. On March 31, 2005, the holders converted the entire $400,000 in convertible notes into 4,018,376 shares of the Common Stock.

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

The Convertible Preferred Stock is convertible into shares of the Company's Common Stock. The shares shall automatically convert upon (a) the Company's realization of gross proceeds exceeding $5,000,000 from the sale of equity securities (a "Qualified Follow-On Offering"), separate and apart from the March and April 2005 Private Offerings, or (b) at such time as the traded price of the Company's Common Stock exceeds 2.5 times the Initial Conversion Price ("Conversion Price"), and under both (a) and (b), the shares subject to conversion are fully registered shares. At the option of the holder, the shares, in whole or in part, may be converted at any time.

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

This material weakness is the lack of the necessary corporate accounting resources. On March 31, 2005, the Company completed the first two acquisitions of its business plan. The Company has limited accounting personnel and is currently building its accounting infrastructure. In the meantime, the Company employs a financial consultant who works closely with the Company's Chief Executive Officer and other senior managers of the organization to gather the required information and to prepare the periodic financial statement and public filings. Reliance on these limited resources impairs our ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. Our Company's Chief Executive Officer has concluded that the disclosure controls and procedures are effective, even though there is the foregoing material weakness. This conclusion is based upon the following factors: (1) the broad business experience of our Chief Executive Officer, (2) The effective utilization of a senior level financial consultant and (3) the limited scope of our operations at this early stage in the Company's development. The Company is currently seeking to hire a qualified full time Chief Financial Officer. In addition, as the Company grows, and as resources permit, we project that the new Chief Financial Officer will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting, and Sarbanes-Oxley
Section 404 compliance.

We believe that, for the reasons described above, we will be able to improve our financial reporting and disclosure controls and procedures and remedy the material weakness identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In early 2005, the Company was served with a complaint which names the Company, among others, as a defendant in a suit brought by a broker dealer, seeking approximately $100,000 in damages arising from Shadows Bend canceling a stock certificate in the year 2002. Captioned Institutional Capital Management, Inc. vs Michael W. Sciacchetano, et. at., the suit is currently pending in the 215th Judicial District Court, Harris County, Texas. On March 28, 2005, the Company filed a general denial. Discovery is in the initial stages and trial is set for late November 2005. The Company disputes the allegations and intends to vigorously defend itself in this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1. Private Placement

(a) On March 31, April 8 and April 15, 2005, the Company sold 597 units (the "Units"), each Unit consisting of: (i) a 10% Senior Secured Promissory Note due March 31, 2008 (the "Secured Note") in the principal amount of $25,000; (ii) ten shares of the Company's Series A Convertible Preferred Stock, $0.001 par value (the "Convertible Preferred Stock"); and (iii) a warrant expiring March 30, 2010 (the "Investors Warrant") to purchase 50,000 shares of the Common Stock. As a result of this closing, the Company issued on the Initial Closing Date $1,496 in aggregate principal amount of the Secured Notes, 597 shares of the Convertible Preferred Stock and Investor Warrants to purchase an aggregate of 2,992,652 shares of the Common Stock.

(b) There was no underwriter for the Units, although Laidlaw & Company (UK) Ltd. ("Laidlaw") acted as the non-exclusive placement agent for this private placement (the "Offering") on a "reasonable efforts $3,000,000 all-or-none" basis. The Offering was conditioned upon investors purchasing a minimum of 40 Units for an aggregate purchase price of $3,000,000.

(c) The Units were offered at $75,000 per Unit; however, the Company and Laidlaw reserved the right to accept subscriptions for partial Units and did in fact do so at the Initial Closing Date. As a result, the total offering price was $4,488,975. There were no underwriting discounts or commissions. However, Laidlaw is entitled to receive, at any Closing on or prior to the Final Closing
Date: (i) a cash fee of 10% of the gross proceeds delivered at each Closing and
(ii) a warrant expiring March 30, 2010 (the "Agent's Warrant") to purchase 10% of the shares of the Common Stock underlying the shares of the Convertible Preferred Stock and the Investors Warrants issued at each closing. The Agent's Warrant is similar in terms to the Investor Warrant. As a result of the Closing, the Company paid to Laidlaw a cash fee of $458,898 and issued to Laidlaw an Agent's Warrant to purchase 1,296,816 shares of the Common Stock. The Company also paid Laidlaw a non-accountable expense reimbursement of $35,000.

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

All of the shares of the Common Stock issuable upon conversions of shares of the Convertible Preferred Stock and the exercises of the Investor Warrants and the Agent's Warrants have been registered under the Securities Act for resale by the holders in the Company's Registration Statement on Form SB-2, File No. 333-125811 (the "Registration Statement"), which was declared effective on August 5, 2005.

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

(iii) The Investor Warrants and the Agent's Warrants will be exercisable at $.60 per share (the "Exercise Price") subject to certain adjustments, as defined in the agreement.

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

(f) Not applicable.

2. Co-Investment

(a) On March 31, 2005, the Company sold 25 units (the "Co-Investment Units"), each Co-Investment Unit consisting of (1) ten shares of the Convertible Preferred Stock and a warrant expiring March 30, 2010 (the "Co-Investor Warrant") to purchase 50,000 shares of the Common Stock. As a result of this closing, the Company issued an aggregate of 250 shares of the Convertible Preferred Stock and Co-Investor Warrants to purchase an aggregate of 625,000 shares of the Common Stock.

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

All of the shares issuable upon conversions of shares of the Convertible Preferred Stock and the exercises of the Co-Investor Warrants have been registered under the Securities Act for resale by the holders in the Registration Statement.

(e) The Co-Investor Warrants are similar in terms to the Investor Warrants.

(f) Not applicable.

3. Convertible Notes

(a) On March 31, 2005, the Company issued an aggregate of 4,018,376 shares of the Common Stock upon the conversion of the Company's 8% Convertible Notes due April 15, 2009 (the "Convertible Notes") in the principal amount of $400,000.

(b) There was no underwriter in connection with the conversion of the Convertible Notes. All of the holders who or which converted the Convertible Notes were "accredited investors" (as such term is defined in Rule 501(a) of Regulation D under the Securities Act) and were either the purchasers of the Convertible Notes in the private placement of FBO Air which closed on April 16, 2004 or their assignee. As previously reported, upon the Merger, the Company assumed FBO Air's obligations under the Convertible Notes.

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

All 4,018,376 shares of the Common Stock were registered under the Securities Act for resale by the holders in the Registration Statement.

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

(f) Not applicable.

Item 5. Other Information

      none.

Item 6. Exhibits

Exhibit No.     Description of Exhibit
-----------     ----------------------

      2 Agreement and Plan of Merger dated as of July 26, 2004 by and between the Company and FBO Air, Inc, an Arizona Corporation (without schedules).(4)

      3.1 Certificate of Amendment to the Company's Certificate of Incorporation filed on July 30, 2004.(4)

    3(i)(1)     Copy of Certificate of Designations. (1)

      4.1       Form of 10% Senior Secured Promissory Note due March 31, 2008.
                (2)

      4.2       Form of Investor Warrant. (2)

      4.3       Copy of General Security Agreement dated as of June 30, 2005.
                (2)

      4.4       Form of Co-Investor   Registration Rights Agreement (without
                schedule or exhibit). (2)

      4.5 Form of Co-Investor Registration Rights Agreement (without schedule or exhibit). (2)

      10.1 Copy of Employment Agreement dated as of April 1, 2005 by and between Robert J. Ettinger and the Company. (2)

      10.2 Copy of Business Development Agreement dated as of January 2, 2004 by and between Jeffrey M. Trenk and the Company. (3)

      10.3 Copy of Employment Agreement dated as of April 1, 2005 between Jeffrey M. Trenk and the Company. (2)

      10.4 Copy of Employment Agreement dated as of January 2, 2004 by and between Ronald J. Ricciardi and the Company. (3)

      10.5 Copy of First Amendment effective April 1, 2005 to the Ricciardi Employment Agreement. (2)

      10.6 Copy of Asset Purchase Agreement dated March 31, 2005 among FBO Air - Garden City and Jon A. Crotts .(2)

      10.7 Copy of Employment Agreement between FBO Air - Garden City, Inc. and Jon A. Crotts. (2)

----------
(1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 29, 2005.

(2) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 6, 2005.

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 5, 2004.

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 27, 2004.

(5) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 4, 2004.

(6)   Filed herewith.

Exhibit No.     Description of Exhibit
-----------     ----------------------

      10.8 Copy of Stock Purchase Agreement dated March 31, 2005 between Tech Aviation Source, Ronald D. Ertley, Frank E. Paczewski, and FBO Air Wilkes-Barre, Inc. (2)

      10.9 Copy of Employment Agreement dated March 31, 2005 between Tech Aviation Service, Inc, and Frank E. Paczewski (2)

     10.10 Copy of Convertible Loan Agreement dated April 16, 2004 among the Company and the investors mentioned in Schedule A (8)

     10.11 Copy of the Letter Agreement dated as of July 26, 2004 to the Convertible Loan Agreement filed as Exhibit 10.10 herein (5)

     10.12      Form of Convertible Notes due April 15, 2009. (4)

     10.13 Copy of Letter Agreement dated October 21, 2004 amending the Convertible Notes, the form of which is filed as Exhibit 10.6.
                (5)

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


Dated: August 22, 2005              FBO AIR, INC.


                                    By: /s/ Ronald J. Ricciardi
                                            ------------------------------------
                                            Ronald J. Ricciardi
                                            Chief Executive Officer
                                            (acting principal financial officer)