Form 10QSB
period 2005-09-30
FBO AIR, INC.
filed 2005-11-21
CIK 1128281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                 (570) 414-1400
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes |X| No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

                                  Yes |_| No|X|

As of November 16, 2005, the Registrant had 12,377,732 shares of its Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

                                 Yes |_| No |X|

                                  FBO AIR, INC.

                                   Form 10-QSB
                               September 30, 2005

                                      Index

PART I - FINANCIAL INFORMATION

  ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)           Page
                                                                            ----

          Balance Sheet as of September 30, 2005                             1

          Statements of Operations for the three and nine months ended
            September 30, 2005 and 2004                                      2


          Statements of Cash Flows for the nine months ended
            September 30, 2005 and 2004                                      3

          Notes to Financial Statements                                      5

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS                                                        32

  ITEM 3.  CONTROLS AND PROCEDURES                                          41

PART II - OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                43

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS      44

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              46

  ITEM 5.  OTHER INFORMATION                                                46

  ITEM 6.  EXHIBITS                                                         47

SIGNATURES                                                                  49

EXHIBIT 31.1
EXHIBIT 32.1

Part I - Financial Information
   Item I - Condensed Consolidated Financial Statements (Unaudited)

                         FBO AIR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                               September 30, 2005
                                   (Unaudited)
--------------------------------------------------------------------------------
                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash and cash equivalents                                                       $  1,002,365
  Accounts receivable, net                                                           3,961,686
  Inventory                                                                            184,848
  Prepaid expenses and other current assets                                            198,637
                                                                                  ------------

      Total current assets                                                           5,347,536

PROPERTY, PLANT AND EQUIPMENT, net
  of accumulated depreciation of $42,200                                             1,185,188


OTHER ASSETS
  Deposits                                                                              29,000
  Note receivable                                                                      350,000
  Intangible assets                                                                    996,000
  Goodwill                                                                           4,144,135
                                                                                  ------------
      Total other assets                                                             5,519,135
                                                                                  ------------

          TOTAL ASSETS                                                            $ 12,051,859
                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                                $  3,825,183
  Customer deposits                                                                    591,209
  Accrued expenses                                                                     621,019
  Accrued interest and dividends                                                       249,155
  Term loan - related party, net of discount of $31,565                              1,468,435
  Long-term debt - current portion                                                     380,780
                                                                                  ------------
      Total current liabilities                                                      7,135,781

LONG-TERM LIABILITIES
  Notes payable - other - less current portion                                         426,535
  Senior secured notes payable - net of discount of $1,003,242                         493,082
                                                                                  ------------
    Total long-term liabilities                                                        919,617
                                                                                  ------------
      Total liabilities                                                              8,055,398

MANDATORILY REDEEMABLE CONVERTIBLE
   PREFERRED STOCK - net of discount of $3,533,525;
   $0.001 par value; 1,000 shares authorized; Series A Cumulative Convertible -
   847 shares issued and outstanding, with rights to a cumulative 8% dividend payable quarterly; liquidation preference at stated value of
   of $4,242,650                                                                       709,125
                                                                                  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - $.001 par value; authorized 10,000,000;
    none issued and outstanding                                                             --
  Common stock - $.001 par value; authorized 100,000,000;
    12,377,732 issued and outstanding                                                   12,377
  Deferred financing costs                                                          (1,593,835)
  Additional paid-in capital                                                         7,944,279
   Accumulated deficit                                                              (3,075,485)
                                                                                  ------------

          TOTAL STOCKHOLDERS' EQUITY                                                 3,287,336
                                                                                  ------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
             EQUITY                                                               $ 12,051,859
                                                                                  ============

See notes to condensed consolidated financial statements.

                         FBO AIR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                               For the three months ended        For the nine months ended
                                                      September 30,                   September 30,
                                              ----------------------------    ----------------------------
                                                  2005            2004            2005            2004
                                              ------------    ------------    ------------    ------------
REVENUE                                       $  3,406,201    $         --    $  5,565,068    $         --

COST OF SALES                                    2,416,422              --       3,858,543              --
                                              ------------    ------------    ------------    ------------
  GROSS PROFIT                                     989,779              --       1,706,525              --

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (including $0, $57,024, $0 and
  $69,227 for the compensatory element
    of stock issuances, respectively)            1,324,646         142,007       2,722,063         397,202
                                              ------------    ------------    ------------    ------------

OPERATING LOSS                                    (334,867)       (142,007)     (1,015,538)       (397,202)

OTHER INCOME (EXPENSE)

  INTEREST INCOME                                    8,832              --          12,192              --
  INTEREST EXPENSE                                (147,785)         (3,991)       (298,993)         (6,128)
                                              ------------    ------------    ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                      (138,953)         (3,991)       (286,801)         (6,128)
                                              ------------    ------------    ------------    ------------
    NET LOSS                                  $   (473,820)   $   (145,998)   $ (1,302,339)   $   (403,330)
                                              ============    ============    ============    ============

Deemed dividend to preferred shareholders -
  accretion of discount                           (356,500)             --        (709,125)             --

Amortization of Deferred Financing Costs          (160,616)             --        (320,330)             --

Preferred stock dividend                           (85,560)             --        (170,190)             --
                                              ------------    ------------    ------------    ------------
Net loss applicable to common stockholders    $ (1,076,496)   $   (145,998)   $ (2,501,984)   $   (403,330)
                                              ============    ============    ============    ============

Basic and Diluted Loss Per
  Common Share                                $      (0.11)   $      (0.03)   $      (0.28)   $      (0.11)
                                              ============    ============    ============    ============
Weighted Average Number of Common Shares
  Outstanding  - Basic and Diluted              10,247,297       5,191,892       8,802,754       3,508,311
                                              ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                         FBO AIR, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                         For the nine months ended
                                                                September 30,
                                                            2005             2004
                                                        --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(1,302,339)   $  (403,330)
                                                        -----------    -----------
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization                            73,968             --
    Amortization of debt discount                           201,300             --
    Compensatory element of stock issuances                      --         69,227

 Changes in operating assets and liabilities:
 Accounts receivable                                       (651,544)            --
 Inventory                                                    2,726             --
 Prepaid expenses and other current assets                 (109,658)        (1,891)
 Deposits                                                   (27,500)            --
 Due from stockholder                                        15,510        (14,510)
 Accounts payable                                          (506,549)       146,191
 Customer deposits                                          472,791             --
 Accrued interest and dividends                              78,963             --
 Accrued expenses                                           418,484             --
                                                        -----------    -----------
     TOTAL ADJUSTMENTS                                      (31,509)       199,017
                                                        -----------    -----------

     NET CASH USED IN OPERATING
       ACTIVITIES                                        (1,333,848)      (204,313)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Note receivable                                          (350,000)            --
  Purchase of equipment                                     (97,225)            --
  Acquisition of Airborne                                (1,400,000)            --
  Acquisition of FBOs, less cash acquired of $167,329    (2,554,816)            --
                                                        -----------    -----------

     NET CASH USED IN INVESTING
       ACTIVITIES                                        (4,402,041)            --
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from the sale of convertible notes                20,000        255,000
  Repayment of notes                                        (26,602)            --
  Deferred financing costs                                 (508,235)            --
  Proceeds from the issuance of term loan                 1,500,000             --
  Proceeds from the Private placement                     4,488,974             --
  Proceeds from the Co-Investment                         1,250,000             --
                                                        -----------    -----------

     NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                         6,724,137        255,000
                                                        -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   988,248         50,687

CASH AND CASH EQUIVALENTS - Beginning                        14,117             --
                                                        -----------    -----------
CASH AND CASH EQUIVALENTS - Ending                      $ 1,002,365    $    50,687
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

                       FBO AIR, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS
                          OF CASH FLOWS, CONTINUED
                                (Unaudited)
--------------------------------------------------------------------------------

                                                      For the nine months ended
                                                           September 30,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the periods for:

  Interest                                          $      3,000   $         --
                                                    ============   ============
  Income taxes                                      $         --   $         --
                                                    ============   ============

Non-cash investing and financing activities:

  Convertible Notes converted to common stock       $    400,000   $         --
                                                    ============   ============
  Accrued liabilities assumed in the merger         $         --   $     19,151
                                                    ============   ============
  Advances from affiliates converted to equity      $         --   $     94,818
                                                    ============   ============
  Notes issued for acquisitions                     $    672,948   $         --
                                                    ============   ============

  Common stock issued for acquisition               $    630,000   $         --
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

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to make the Company's financial position as of September 30, 2005 and the results of operations and statements of cash flows for the periods shown not misleading have been included.

      On March 31, 2005, the Company completed the acquisition of two operating companies and, on September 23, 2005, the Company acquired one other operating company. Accordingly, the Company is no longer considered a development stage entity.

      The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ended December 31, 2005.

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 2 - Business, Reverse Merger and Acquisitions, continued

      On March 31, 2005, FBO Air formed FBO Air-Wilkes-Barre, a wholly-owned subsidiary formed for the purpose of acquiring the stock of a fixed base operator in Avoca, Pennsylvania (See Note 5).

      On March 31, 2005, FBO Air-Garden City, a wholly-owned subsidiary of FBO Air, acquired certain operating assets of a fixed base operator located in Garden City, Kansas, pursuant to an asset purchase agreement dated March 31, 2005 (See Note 5).

      On September 23, 2005, FBO Air acquired the stock of a fixed based operator, located in Elmira, New York, with an emphasis on the chartering and management of aircraft (See Note 5).

      The acquisitions of the first two operating companies were made as of March 31, 2005, the last day of the quarterly period ending March 31, 2005. Accordingly, the operating results for the six months ended September 30, 2005 from these first two operating companies are presented within these condensed consolidated statements of operations.

      The acquisition of the Elmira location was made as of September 23, 2005. These statements reflect operating results from this acquisition for the period September 24, 2005 through September 30, 2005.

NOTE 3 - Going Concern and Management's Plans

      On April 15, 2005, FBO Air closed on its final round of financing in its March and April 2005 private offering, raising gross cash proceeds of approximately $4,490,000. Simultaneously, FBO Air raised $1,250,000 in a related private offering. On September 23, 2005, FBO Air raised $1,500,000 through the issuance of a 180-day term note, the funds from which were substantially applied to fund the acquisition of the Elmira location. Until the March and April 2005 offering funding, the Company's primary source of operating funds since inception had been provided by its founding stockholders and through a convertible note financing. There is no assurance that FBO Air will be able to raise the additional funds sufficient to enable the Company to attain profitable operations or continue as a going concern.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 3 - Going Concern and Management's Plans, continued

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2005, the Company had cash of approximately $1,000,000 and had a working capital deficiency of approximately $1,788,000. The Company generated revenues of approximately $5,500,000 for the nine months ended September 30, 2005. The Company has incurred losses since inception, representing, in the aggregate, operating losses of approximately $1,700,000 for the period from January 17, 2003 (date of inception) through September 30, 2005. Certain of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 4 - Summary of Significant Accounting Policies

      Principles of Consolidation
      The consolidated financial statements include the accounts of FBO Air and its wholly-owned subsidiaries FBO Garden City, FBO Wilkes-Barre and, for a period in September, Airborne. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

      Concentrations of Credit Risk
      Cash: The Company maintains its cash with various financial institutions, which exceed federally insured limits throughout the period. At September 30, 2005, the Company had cash on deposit of approximately $1,283,802 in excess of federally insured limits.

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

      Revenue Recognition
      Revenue for the sales of products is recognized at the time products are delivered to customers. Revenue for services is recognized at the time the services are performed and provided to customers. The sources of revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable. In addition, service revenue is recognized when the services are rendered.

      Customer Deposits
      Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services.

      Depreciation
      Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.

      Income Taxes
      As of January 2, 2004 (date of incorporation), the Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between their financial reporting and tax basis of assets and liabilities. The Company was not required to provide for a provision for income taxes for the nine months ended September 30, 2005, as a result of net operating losses incurred during the period. As of September 30, 2005, the Company has available approximately $1,754,000 of net operating losses ("NOL") available for income tax purposes that may be carried forward to offset future taxable income, if any. These carryforwards expire in various years through 2025. At September 30, 2005, the Company has recorded a deferred tax asset of approximately $702,000, which consists primarily of temporary differences relating to net operating losses. The Company's deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. The difference between the statutory rate of 35% and the Company's effective tax rate of 0% is due to the increase in the valuation allowance of approximately $381,000. The Company's ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

      Stock Based Compensation/Stock Options
      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which establishes a fair value based method of accounting for equity-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") for recognizing equity-based compensation expense for financial statement purposes. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). This standard amended the disclosure requirements of SFAS 123 for fiscal years ending after December 15, 2002 to require prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. The Company follows the disclosure-only provisions of SFAS 123 which require disclosure of the pro-forma effects on net income (loss) as if the fair value method of accounting prescribed by SFAS 123 had been adopted, as well as certain other information.

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

      Under APB 25, no stock-based employee compensation expense relating to the Company's stock option plans was reflected in net loss, as all options granted under its plans had an exercise price equal to or less than the market value of the underlying Common Stock on the date of grant.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued


      The fair  value of each  option  grant is  estimated  on the date of grant
      using  the   Black-Scholes   option   pricing  model  with  the  following
      assumptions used:

                                                         Three and nine
                                                          months ended
                                                         September 30,
                                                              2005
                                                         -------------
          Dividend yield                                       0%
          Expected volatility                                 55%
          Risk-free interest rate                             3.8%
          Expected lives                                   2.0 years

      The weighted average fair value of the options on the date of grant, using the fair value based method, for the three and nine months ended September 30, 2005 was $0.27 and $0.07, respectively, and for the three and nine months ended September 30, 2004 was $0 and $0, respectively.

      The following table illustrates the effect on net loss had the Company applied the open fair value recognition method under the provisions of SFAS No. 123.

                 (All numbers in 000's           Three Months Ended     Nine Months Ended
                 except per share data.)           September 30,           September 30,
                                               --------------------    --------------------
                                                 2005        2004        2005        2004
                                               --------    --------    --------    --------
                 Net loss applicable to
                 common stockholders,as
                 reported                      $ (1,076)   $   (146)   $ (2,502)   $   (403)
                 Deduct: total stock-based
                 employee compensation
                 expense determined under
                 fair value based method for
                 all awards, net of related
                 tax effects, if any
                                                     21         -0-          41         -0-
                                               --------    --------    --------    --------
                 Pro-forma net loss            $ (1,097)   $   (146)   $ (2,543)   $   (403)
                                               ========    ========    ========    ========
                 Net loss per share
                 applicable to common
                 stockholders - basic and
                 diluted:
                 As reported                   $  (0.11)   $  (0.03)   $  (0.28)   $  (0.11)
                                               --------    --------    --------    --------
                 Pro forma                     $  (0.11)   $  (0.03)   $  (0.28)   $  (0.11)
                                               ========    ========    ========    ========

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

      Net Loss Per Common Share
      Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants and convertible preferred stock discussed in the notes to the financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The total shares issuable upon the exercise of stock options, warrants and the convertible preferred stock as of September 30, 2005 were 21,406,678.

      Recently Issued Accounting Pronouncements
      On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 ("Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature"): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 , "Application of Issue No. 98-5 to Certain Convertible Debt Instruments" (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

      Recently Issued Accounting Pronouncements, continued
      In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3" was issued which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, adoption of SFAS No. 154 is not expected to significantly impact the Company's financial statements or future results of operations.

      In October 2004, the FASB ratified the consensus reached in EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." The EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus became effective for reporting periods ending after December 15, 2004. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges Of Non-monetary Assets - An Amendment Of APB No. 29 ("SFAS 153"). SFAS 153 amends APB No. 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expect to change significantly as a result of the exchange. SFAS 153 and APB No. 29 do not apply to the acquisition of non-monetary assets or services on issuance of the capital stock of an entity. Currently, the Company has not had any exchanges of non-monetary assets within the meaning of SFAS 153 and adoption of SFAS 153 has had no effect on the Company's financial position or results of operations.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 4 - Summary of Significant Accounting Policies, continued

      Recently Issued Accounting Pronouncements, continued In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R
      (revised 2004), Share-Based Payment. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies that file as small business issuers is for quarterly or annual periods beginning after December 15, 2005, and applied to all outstanding and unvested SBP awards at a company's adoption. Management does not anticipate that this statement will have a significant impact on the Company's consolidated financial statements.

      In June 2005, the EITF reached consensus on Isuue No. 05-6, "Determining the Amortization Period for Leashold Improvements ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leashold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 30, 2005. EITF 05-6 is not expected to have a material effect on our consolidated financial position or results of operations.

      In September 2005, the EITF reached consensus on, Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded In Debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. The disclosures required by Statement 154 should be made excluding those disclosures that require the effects of retroactive application.

      EITF No. 05-7 is not expected to have material effect on our consolidated financial position.

NOTE 5 - Acquisitions

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

NOTE 5 - Acquisitions, continued

      The following table details the allocation of the purchase price:

                                                             Fair Value
                                                            -----------
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
                                                            ===========

      The Company purchased the former Tech Aviation on March 31, 2005, the last day of the quarterly reporting period ending March 31, 2005. Therefore, the results of Tech Aviation from April 1, 2005 through September 30, 2005 are first reflected in the Company's results for the three and nine months ended September 30, 2005.

      Acquisition of Central Plains Aviation, Inc.
      On March 31, 2005, the Company purchased certain assets of Central Plains Aviation, Inc. ("Central Plains"), a fixed base operator conducting business in Kansas. Under the terms of the acquisition agreement, the Company paid cash at closing of $466,000, and issued a note payable to the Central Plains shareholder for $240,000. This note bears an interest rate of 5% per annum, and is payable in six quarterly installments of approximately $42,000 each, with the first installment due June 30, 2005.

      The Central Plains assets have been recorded in the Company's condensed consolidated balance sheet at their fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $560,000. Identifiable intangible assets included customer relationships of $30,000. The customer relationships have an indefinite life. The customer relationships will not be amortized and will be evaluated at least annually.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Acquisitions, continued

      The following table details the allocation of the purchase price:

                                                             Fair Value
                                                            -----------
        Inventory                                           $    30,952
        Equipment                                               115,000
        Intangible assets - customer relationships               30,000
        Goodwill                                                530,000
                                                            -----------

        Total                                               $   705,952
                                                            ===========

      The Company purchased the former Central Plains on March 31, 2005, the last day of the quarterly reporting period ending March 31, 2005. Therefore, the results of Central Plains from April 1, 2005 through September 30, 2005 are first reflected in the Company's results for the three and nine months ended September 30, 2005.

      Acquisition of Airborne, Inc.
      On September 23, 2005, the Company purchased 100% of the stock of Airborne, Inc. ("Airborne"), a fixed base operator conducting business in the Northeast. Under the terms of the acquisition agreement, the Company paid cash of $1,400,000 and issued 2,333,334 shares of common stock valued at $630,000 at closing aggregating $2,030,000.

      The acquisition was funded by a note payable with a face value of $1,500,000 which matures in 180 days from September 23, 2005. The annual interest rate is 4.25% until the initial maturity date, however the Company can extend the maturity date to September 23, 2006 with an interest rate of 9.25% per annum. Airborne granted the holder a security interest in its accounts receivable, all of its deposit accounts, all monies now and hereafter in the possession or under the control of Airborne or the Company and all products and proceeds of the foregoing personal property. The Company's chairman of the board and an affiliate of one of its other directors are the members of the holder's entity.

      In conjunction with the issuance of the term note, the Company also issued five-year warrants to purchase a total of 1,200,000 shares of the Company's Common Stock at an exercise price of $0.60 per share. The Company allocated $35,000 of the aggregate proceeds from the term notes to the warrants as original issuance discount, which represented the relative fair value of the warrants at the date of issuance, and was amortizing the discount to interest expense over the life of the term notes. The amount amortized to interest expense for the three and nine months ended September 30, 2005 was approximately $1,500 (See Note 10).

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

       NOTE 5 - Acquisitions, continued

      All assets and liabilities of Airborne have been recorded in the Company's condensed consolidated balance sheet at their fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $2,625,851. Identifiable intangible assets included the trade name, customer relationships and non-compete agreements of $320,000, $320,000 and $210,000, respectively. Trade name has an indefinite life. Customer relationships and the non-compete agreements will be amortized over their estimated life, which is approximately three years.

       The following table details the allocation of the purchase price:

                                                             Fair Value
                                                            -----------
        Accounts receivable                                 $ 3,073,025
        Inventory                                                56,870
        Prepaid expenses                                         33,980
        Equipment                                               458,278
        Deposits                                                  1,500
        Intangible assets - trade name                          320,000
        Intangible assets - customer relationships              320,000
        Intangible assets - non-compete agreements              210,000
        Goodwill                                              1,775,851
        Accounts payable and accrued expenses                (4,119,216)
        Debt                                                   (100,288)
                                                            -----------

        Total                                               $ 2,030,000
                                                            ===========

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 5 - Acquisitions, continued

      Pro forma
      The following table presents the unaudited pro forma combined results of operations of the Company, Tech Aviation, Central Plains, and Airborne for each of the three and nine-month periods ending September 30, 2005 and 2004, as if they had been acquired at the beginning of each of the periods, respectively:

                                       Three months     Three Months      Nine Months      Nine Months
                                          Ended            Ended            Ended             Ended
                                      September 30,     September 30,   September 30,     September 30,
                                          2005              2004            2005              2004
                                      -------------    -------------    -------------    -------------

          Revenues:
             Net sales                $   6,375,602    $   4,350,762    $  16,781,312    $  10,243,133

          Net loss                         (491,086)        (184,324)      (1,249,151)        (139,411)

          Basic net loss per common
          share                       $       (0.04)   $       (0.02)   $       (0.11)   $       (0.02)

          Weighted average  of
          common shares outstanding
          - basic and diluted            12,580,631        7,525,226       11,136,088        5,841,645

      The pro forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition had been completed as of the beginning of the year 2004, nor are they necessarily indicative of future consolidated results.

NOTE 6 - Inventory

      Inventory consists primarily of aviation fuel, which the Company dispenses to its customers.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 7 - Property and Equipment

      Property and equipment as of September 30, 2005 consists of the following:

                                                             Estimated
                                              Amount        Useful Life
                                           ------------    ------------

          Aircraft                         $    564,785    7 - 15 years
          Vehicles                              230,000      5 -7 years
          Office furniture and equipment        221,627         7 years
          Tools and shop equipment              210,976    7 - 15 years
                                           ------------

          Total                            $  1,227,388
          Less: accumulated depreciation        (42,200)
                                           ------------

          Property and equipment, net      $  1,185,188
                                           ============

      Depreciation expense for the three and nine-month periods ended September 30, 2005 was approximately $21,000 and $ 42,000, respectively.

NOTE 8 - Notes Payable - Other

      Notes payable - other, at September 30, 2005 consist of:

                                            Outstanding
                                             Balance at
            Notes payable to:            September 30, 2005
          -----------------------------   ----------------
          Wilkes-Barre/Scranton
            International Airport,
            due September 2007            $         60,681
          Banks - Airborne (See Note 5)            100,454
          Sellers - Tech Aviation                  444,948
          Seller - Central Plains                  201,232
                                          ----------------
             Subtotal                              807,315
             Less - current portion               (380,780)
                                          ----------------

            Total - long term             $        426,535
                                          ================

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 8 - Notes Payable - Other, continued

      Aggregate annual maturities of long-term debt are as follows:

  For the years ending           Total          Acquisition
      December 31               Amount             Notes           Other
------------------------    --------------      ------------    -----------

         2005               $      78,996       $     78,996             --
         2006                     361,724            200,755   $    160,969
         2007                      82,270             82,270             --
         2008                      86,384             86,384             --
         2009                     197,941            197,941             --
                            --------------      ------------   ------------

         Total                    807,315       $    646,346   $    160,969
                                                ============   ============
          Less:
          Current portion         380,780
                             ------------
          Long-term portion  $    426,535
                             ============

The Company issued a note payable with a face amount of $1,500,000 and a warrant for the purchase of 1,200,000 shares (See Note 5).

NOTE 9 - Convertible Notes

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 9 - Convertible Notes, continued

      The Company had the option to pay interest in cash or shares of the Common Stock. For the purpose of determining the number of shares to be issued in payment of interest, such shares were to be valued at the average of their fair market value during the five trading days preceding the interest payment date. The notes plus accrued interest were convertible through the maturity date into 40% (at the time of conversion), as defined in the agreement, of the Company's outstanding shares of the Common Stock. In addition, the holders had certain piggyback registration, tag along and other rights as defined in the agreement. The Company was required to maintain certain financial and other covenants.

      On  March  31,  2005,  the  holders   converted  the  entire  $400,000  in
      convertible notes into 4,018,376 shares of Common Stock.

NOTE 10 - Private Placement

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

      In conjunction with this offering, the placement agent was paid cash fees of approximately $508,000 and was granted warrants to purchase approximately 1,297,000 shares of the Common Stock with a fair market value, using the Black Scholes model, on date of issue of approximately $1,758,000. The total of these fees have been capitalized and charged to equity as deferred financing costs to be amortized over a three year period.

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 10 - Private Placement, continued

      The Senior Secured Notes and the warrants issued to investors were recorded at their pro-rata estimated fair value in relation to the proceeds received on the date of issuance ($291,783 for the Senior Secured Notes and $920,060 for the Warrants). The discount recorded for the Senior Secured Notes will be accreted to interest expense over three years using the effective interest method. Accretion of $100,200 and $201,300 was recorded during the three and nine months ended September 30, 2005, respectively. The Convertible Preferred Stock was recorded at its stated value of $4,242,660, less the discount amount to record the value of the beneficial conversion feature, as outlined below.

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

      The Convertible Preferred Stock is convertible into shares of the Company's Common Stock. The shares shall automatically convert upon (a) the Company's realization of gross proceeds exceeding $5,000,000 from the sale of equity securities (a "Qualified Follow-On Offering"), separate and apart from the March and April 2005 Private Offering, or (b) at such time as the traded price of the Company's Common Stock exceeds 2.5 times the Initial Conversion Price ("Conversion Price") for a period of 20 consecutive trading days and during such period the trading volume each day has exceeded 200,000 shares, and under both (a) and (b), the shares subject to conversion are fully registered shares. At the option of the holder, the shares, in whole or in part, may be converted at any time.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 10 - Private Placement, continued

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

      Beneficial Conversion Feature
      Under the terms of the Convertible Preferred Stock, the holders may convert these securities into Common Stock of the Company at a fixed price of $0.30, subject to certain adjustments. At March 31, 2005, the date of issuance, this fixed conversion price represents a discount to the market value of the Company's Common Stock, which was a quoted price of $1.75 per share. This difference in price is considered a benefit of the conversion feature in the security. This benefit was calculated and its value exceeded the face amount of the issued Convertible Preferred Stock. The Company is required to record the value of this beneficial conversion feature, but at an amount not greater than the face amount of the related Convertible Preferred Stock. Accordingly, the Company has recorded this beneficial conversion feature discount of approximately $4,243,000 as a reduction to the Convertible Preferred Stock and as a credit to additional paid in capital. The beneficial conversion feature discount to the Convertible Preferred Stock will be accreted to its stated value over a three-year period and $356,500 and $709,125 in accretion of discount was recorded for the three and nine-months periods ended September 30, 2005, respectively.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 10 - Private Placement, continued

      Beneficial Conversion Feature, continued
      Under a mandatory redemption provision, the Company is required to redeem the Convertible Preferred Stock by March 31, 2008, if not already converted by the holder into the Common Stock. The shares shall be redeemed at their stated value of $5,000 per share. As of September 30, 2005, dividends of $170,190 have been accrued on this Convertible Preferred Stock.

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 10 - Private Placement, continued

      Warrants, continued On September 23, 2005, the Company issued warrants to purchase shares of the Company's Common Stock totaling 1,200,000 to a Lender in conjunction with the issuance of a term note. These warrants were issued to an entity owned by the Company chairman and an affiliate of another director. Each warrant provides a five-year right to purchase a share of the Company's Common Stock at the initial exercise price (the "Warrant Exercise Price") of $0.60 per share, with such price and the number of shares to be adjusted in the event of stock splits and certain other events, as provided in the agreement, and upon the sale by the Company of additional equity securities at a price below the Warrant Exercise Price. At the option of the Company, the Warrants may be redeemed at any time, in whole, but not in part, at a price of $0.01 per share provided that: (a) there is an effective registration statement covering the resale of the Warrant shares; (b) the volume weighted average closing price of the Common Stock for the prior 20 trading days is not less than 250% of the Warrant Exercise Price; and (c) the average daily trading volume of the Company's Common Stock is not less than 200,000 shares per day during such 20-day trading period.

      Senior Secured Notes
      The Senior Secured Notes issued on March 31, April 8 and April 15, 2005 carry a maturity date of three (3) years; bear interest at the rate of 10% per annum, payable quarterly; are secured by the current and to be acquired assets of the Company and its present and future subsidiaries; and are subject to certain covenants of the Company.

NOTE 11 - Stockholders' Equity

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 11 - Stockholders' Equity, continued

      On August 20, 2004, the Company issued 1,504,397 shares of Common Stock in connection with its reverse merger with Shadows Bend and the assumption of existing Shadows Bend liabilities of $19,151. In connection therewith, Shadows Bend's shareholders approved a 1 for 4 reverse stock split, increased the authorized common shares to 100,000,000 and authorized 10,000,000 shares of preferred stock.

      On September 23, 2005, the Company issued 2,333,334 shares of Common Stock at $0.27 per share with a total value of $630,000 in connection with the purchase of Airborne.

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

      Effective April 1, 2005, the Board of Directors granted options to purchase an aggregate of 750,000 shares of the Common Stock. An option expiring March 31, 2010 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, who was elected as a Vice Chairman of the Board and the Chief Operating Officer of the Company; (ii) Jeffrey M. Trenk, who was elected as a Vice Chairman of the Board and the Executive Vice President of Business Development of the Company and (iii) Ronald J. Ricciardi, the President and Chief Executive Officer of the Company. These options are exercisable at $1.60 per share, the closing sales price on April 1, 2005 and vest immediately at date of grant.

      Effective September 23, 2005, the Board of Directors granted to John Dow, employed in the office of Chief Executive of Airborne, an option to purchase 250,000 shares of the Common Stock, expiring September 23, 2010. The option is exercisable at $0.33 per share, the closing sales price on September 22 and vests immediately at date of grant.

NOTE 12 - Employee Benefit Plan

      FBO Air - Wilkes-Barre maintains a 401(K) plan covering substantially all employees, which requires Company contributions equal to 25% of each participant's contribution of up to 4% of salary. The Company's contributions to this plan totaled approximately $4,500 and $3,000 for the three and nine months ended September 30, 2005.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 13 - Commitments and Contingencies

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

      The Company leases a facility under the terms of a Fixed Base Operator's Lease and Operating Agreement with the Wilkes-Barre/Scranton International Airport. The agreement is for an initial term of ten years with two five-year renewal periods. The agreement requires payment of monthly rents of $6,250 plus additional payments based on certain of the Company's revenues. These include per-gallon fees for certain fuel sales and commissions on landing, parking, tie-down and other types of fees charged by the company to its aviation customers.

      The Company leases its facilities in Elmira, New York from an officer of the Company and a related party. The terms are 15 years (subject to renewals at the option of Airborne at least 60 days prior to the expiration of the term). The annual rent will be $160,582, payable in advance in equal monthly installments of $13,382. Beginning on the fifth anniversary of the commencement date of the lease, and annually each year thereafter, the annual rent shall increase or decrease by the increase or decrease in the Consumer Index Price. The Company has paid a $25,000 security deposit with respect to this lease.

      The Company leases refueling trucks and airplanes. The refueling trucks lease on a month-to-month basis. As of September 30, 2005, the refueling truck lease requires monthly rental payments of approximately $6,000. Several airplane leases require monthly rental payments based upon the number of hours that the planes are used.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 13 - Commitments and Contingencies, continued

      Proposed Acquisitions
      The Company has negotiated and issued a letter of intent for the potential purchase of a FBO located in the southern region of the country, requiring a combination of cash, stock, and notes totaling approximately $2.8 million. There can be no assurance that this acquisition will be consummated.

      During May 2005, Company made a secured six-month loan in the amount of $350,000 to the FBO located in the southern region of the country ("Maker"), as discussed above. The secured note bears interest at 10% per annum and such interest only shall be paid quarterly, starting upon the three month anniversary of the secured note. The secured note may be prepaid at any time. The Company has been granted a security interest in all tangible property, goods and accounts of the Maker. Further, the Company has been granted an option to purchase the FBO owned by Maker, such option to expire one year from date of grant of option. The Company expects to apply this loan against a potential acquisition and therefore has classified the loan as a non-current asset on the accompanying balance sheet.

      Consulting Agreement
      The Company entered into a six-month engagement agreement (the "Consulting Agreement") with a financial advisor in April 2004, whereby the financial advisor will provide advisory services for financial structuring and planning, bridge financing, special situation transactional services and private equity financing. The Consulting Agreement calls for an initial fee of $15,000 plus $5,000 per month for six months, payable after the closing of the first fixed base operator acquisition. Included in accrued expenses at September 30, 2005 is an obligation of $45,000 pursuant to this Consulting Agreement.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 13 - Commitments and Contingencies, continued

      Employment Agreements
      On March 31, 2005, the Board of Directors authorized execution of the First Amendment effective April 1, 2005 (the "First Amendment") to the employment agreement (the "Ricciardi Employment Agreement') for Ronald J. Ricciardi, the Company's President and CEO. The First Amendment provides that Mr. Ricciardi's employment under the Ricciardi Employment Agreement was effective April 1, 2005 and will continue for three years thereafter subject to automatic one-year renewals. The First Amendment increased his base salary to $175,000. Mr. Ricciardi is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock, commencing April 1, 2005.

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

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 13 - Commitments and Contingencies, continued

      Employment Agreements, continued
      On September 23, 2005, the Company entered into an employment agreement dated as of September 23, 2005 (the "Dow Employment Agreement") with John Dow. Pursuant to the Dow Employment Agreement, Mr. Dow is employed in the office of Chief Executive of Airborne. The term of the agreement is for three years, commencing September 23, 2005, and thereafter automatically renews for additional one-year periods. Mr. Dow's base annual salary is $150,000. In addition, he may receive an annual performance bonus based on the Board's evaluation of Airborne's performance and his performance. Mr. Dow is to be granted an option each September 23 during the initial term to purchase 250,000 shares of the Common Stock, commencing September 23, 2005.

      Litigation
      In early 2005, the Company was served with a complaint which names the Company, among others, as a defendant in a suit brought by a broker dealer, seeking approximately $100,000 in damages arising from Shadows Bend canceling a stock certificate in the year 2002. Captioned Institutional Capital Management, Inc. vs Michael W. Sciacchetano, et. al., the suit is currently pending in the 215th Judicial District Court, Harris County, Texas. On March 28, 2005, the Company filed a general denial. Discovery is in the initial stages and trial is set for February 2006. The Company disputes the allegations and intends to vigorously defend itself in this matter.

      On May 19, 2005, New World Aviation, Inc. ("New World") instituted an action in the Supreme Court of the State of New York, County of New York, captioned "New World Aviation, Inc., Plaintiff, against Robert J. Ettinger, individually, and FBO Air, Inc., Defendants." Since April 1, 2005, Mr. Ettinger has been a Vice Chairman of the Board and the Chief Operating Officer of the Company and, since March 31, 2005, a director of the Company. Until March 25, 2005, when he resigned, Mr. Ettinger had served as President (since October 15, 1998) of New World. In its amended complaint New World is seeking (a) to enjoin the Defendants from soliciting New World's clients and employees allegedly using the confidential information which Mr. Ettinger learned in his "high-level position with New World" and (b) damages in an amount to be determined at trial against Mr. Ettinger for his alleged breach of fiduciary duties to New World. On June 20, 2005, the Company answered the complaint, asserting as affirmative defenses that (a) New World had forced Mr. Ettinger's resignation by reneging on its promise to pay him a bonus for 2004, (b) New World has unclean hands, (c) the identity of actual and potential New World clients is available from publicly available records, (d) any putative damages sustained by New World were caused by New World and third parties and (2) New World's claims are barred by the statute of fraud. Mr. Ettinger also filed a counterclaim against New World for $25,000 relating to the 2004 bonus, to which New World has asserted five affirmative defenses.

                         FBO AIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 13 - Commitments and Contingencies, continued

      Litigation, continued
      On September 6, 2005, the court denied New World's motion for preliminary injunctive relief, which sought to bar the Company from soliciting New World's customers or employees. The court also denied the Company's motion for summary judgment. Despite such denial, based on the opinion of Wachtel & Masyr, LLP, its trial counsel, the Company is the opinion that the likelihood of an adverse judgment against the Company or Mr. Ettinger is remote.

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

OVERVIEW

On April 15, 2005, we completed a private offering and a related private placement raising gross proceeds of $4,448,975 and $1,250,000, respectively. Also on March 31, 2005, we completed two acquisitions of operating companies, in conjunction with our acquisition growth strategy, and became an operating company. On September 23, 2005, we completed our third acquisition funded in part through the issuance of debt of $1,500,000 and the issuance of common stock valued at $630,000.

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

We believe that the fixed based operator industry is comprised of only three major players. Each of these companies are pursuing strategies to consolidate FBOs holdings in primary market locations. The balance of the industry, in our opinion, is very highly fragmented and served by over 3,000 operators who own FBOs and serve customers at one or more of the almost 3,400 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these independent operators are single location operators. These operators are, in our opinion, relatively unsophisticated, frequently under-capitalized, and, in many instances, seek an exit strategy. It is these operators that are the prime targets of the Company's consolidation strategy.

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

Going Concern The accompanying financial statements in Item 1 of Part I of this Report have been prepared assuming that the Company will continue as a going concern. On April 15, 2005, FBO Air closed on the third of three rounds of financing in a private offering and a related private placement, raising total gross cash proceeds of approximately $5,700,000. Until the March 2005 and April 2005 offering and private placement fundings, the Company's primary source of operating funds since inception had been provided by its founding shareholders and through convertible note financing. On September 23, 2005, the Company raised an additional $1,500,000 through the issuance of a term loan and warrants. There is no assurance that FBO Air will be able to raise the additional funds sufficient to enable the Company to attain profitable operations or continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2005, the Company had negative working capital of $1,788,245, and cash and cash equivalents balance of $1,002,365. On March 31, 2005, the Company completed the acquisition of two fixed based operator companies and became an operating company, generating revenues of approximately $5,565,000 during the nine months ended September 30, 2005. The Company has incurred losses since inception, representing, in the aggregate, operating losses of approximately $1,900,000 for the period from January 17, 2003 (date of inception) through September 30, 2005. Certain of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements in Item 1 of Part I of this Report do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Proposed Acquisitions
The Company has negotiated and issued a letter of intent for the potential purchase of a FBO located in the southern region of the country, requiring a combination of cash, stock, and notes totaling approximately $2.8 million. There can be no assurance that this acquisition will be consummated.

During May 2005, Company made a secured six-month loan in the amount of $350,000 to the FBO located in the southern region of the country ("Maker"), as discussed above. The secured note bears interest at 10% per annum and such interest only shall be paid quarterly, starting upon the three month anniversary of the secured note. The secured note may be prepaid at any time. The Company has been granted a security interest in all tangible property, goods and accounts of the Maker. Further, the Company has been granted an option to purchase the FBO owned by Maker, such option to expire one year from date of grant of option. The Company expects to apply this loan against a potential acquisition and therefore has classified the loan as a non-current asset on the accompanying balance sheet.

RESULTS OF OPERATIONS

The acquisitions of the two operating companies were made as of March 31, 2005. On September 23, 2005, the Company completed the acquisition of the stock of Airborne, Inc. ("Airborne"), its third operating company acquisition. As such, the Company has operating results to report only from April 1, 2005 through September 30, 2005. Prior to March 31, 2005, the Company was in the development stage, and its operations consisted solely of the administrative costs of organizing, raising capital and seeking and qualifying acquisition targets consistent with the Company's growth strategy.

Reporting as an operating company began on April 1, 2005.

The Company's revenues and gross profit from fixed based operations for the three months ended September 30, 2005 were approximately $3,406,201 and $989,779, respectively. Selling, general and administrative expenses were approximately $1,324,646 for the three months ended September 30, 2005, of which $900,374 was attributable to the operating costs of the fixed based operations and $424,272 was attributable to corporate administrative costs.

The Company's revenues and gross profit from operations for the nine months ended September 30, 2005 were $5,565,068 and $1,706,525, respectively. Selling, general and administrative expenses were $2,722,063 for the nine months ended September 30, 2005, of which $1,571,417 was attributable to the costs of operations and $1,150,646 was attributable to corporate administrative costs. For the three months ended September 30, 2005, the gross profit margin was 29%, as compared to 31% for the nine months ended September 30, 2005. This decline in the gross profit margin percentage of 2% is attributable, partly to a shift in product mix and partly to an increase in fuel costs.

Corporate administrative costs were $424,272 for the three months ended September 30, 2005, an increase of $282,265 over the amount of $142,007 for the three months ended September 30, 2004. This increase was primarily attributable to an increase in salaries of approximately $117,000 for the additional Company officers hired on March 31, 2005 and $52,000 attributable to professional fees related to new operations.

Corporate administrative costs were approximately $1,150,646 for the nine months ended September 30, 2005, an increase of $1,008,639 over the amount of $142,007 for the nine months ended September 30, 2004. This increase was primarily attributable to an increase in salaries of approximately $305,000 for the additional Company officers hired on March 31, 2005 and $159,000 attributable to professional fees related to new operations.

Interest expense for the three and nine months ended September 30, 2005 was $147,785 and $298,993, respectively, versus interest expense of $3,991 and $6,128 for the three and nine months ended September 30, 2004. This increase in interest expense is primarily attributable to the interest related to the $1,496,000 in senior secured notes issued by the Company on March 31, 2005.

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

On September 23, 2005, the Company issued a note payable with a face value of $1,500,000 which matures in 180 days from September 23, 2005. The Company can extend the maturity date to September 23, 2006. Airborne granted the holder a security interest in its accounts receivable, all of its deposit accounts, all monies now and hereafter in the possession or under the control of Airborne or the Company and all products and proceeds of the foregoing personal property. The Company's chairman of the board and an entity owned by one of its other directors are members of the holder's entity.

During the nine months ended September 30, 2005, the Company had a net increase in cash and cash equivalents of $988,248. The Company's sources and uses of funds during this period were as follows:

Cash Used in Operating Activities. Net cash used in operating activities was $1,333,848. This was primarily driven by a net loss of $1,302,339, an increase in accounts receivable of $651,544, and a decrease in accounts payable $506,549. Net cash used in operations was reduced by the effect of increases in customer deposits of $472,791 and accrued expenses of $418,484. These changes in cash used in operating activities are all attributable to the operations that were acquired on March 31, 2005 and September 23, 2005. For the nine months ended September 30, 2004, net cash used in operating activities was $204,313. This was attributable to a net loss of $403,330 offset by approximately $69,000 in the compensatory element of stock issuances and an increase of $146,191 in the accounts payable.

Cash Used in Investing Activities. Net cash used in investing activities was approximately $4,402,000. This was attributable primarily to FBO Air's purchase of two fixed base operating companies on March 31, 2005 for $2,555,000 and on September 23, 2005, the purchase of a fixed base operator with an emphasis on the chartering and management of aircraft, requiring cash of $1,400,000. In addition, the Company invested $350,000 in a secured note receivable with a fixed base operator who is a potential acquisition target of the Company ("Maker"). The secured note bears interest at 10% per annum and such interest only shall be paid quarterly, starting upon the three month anniversary of the secured note. The secured note may be prepaid at any time. The Company has been granted a security interest in all tangible property, goods and accounts of the Maker. Further, the Company has been granted an option to purchase the FBO owned by Maker, such option to expire one year from date of grant of option. The Company expects to apply this loan against a potential acquisition and therefore has classified the loan as a non-current asset on the accompanying balance sheet.

On March 31, 2005, the Company purchased 100% of the common stock of Tech Aviation, Inc. ("Tech Aviation"), a fixed base operator conducting business in the Northeast. Under the terms of the acquisition agreement, the Company paid cash at closing of approximately $2,256,000, applied a deposit of $10,000 and issued notes payable to the Tech Aviation shareholders aggregating a discounted value of approximately $433,000. The terms of the notes provide for payments of $100,000 payable annually for each of five years on the anniversary of the closing. Interest on these notes was imputed at an annual rate of 5% per annum.

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

On September 23, 2005, the Company purchased 100% of the stock of Airborne a fixed base operator with an emphasis on the chartering and management of aircraft conducting business in the Northeast. Under the terms of the acquisition agreement, the Company paid cash of $1,400,000 and issued 2,333,334 shares of common stock valued at $630,000 at closing aggregating $2,030,000.

Cash Provided by Financing Activities. Net cash provided by financing activities was $6,724,137. On March 31, April 8, and April 15, 2005, we received net funds aggregating approximately $5,231,000 through our private placement consisting of the issuance of $1,496,000 of senior secured notes, the issuance of $4,243,000 of convertible preferred stock and the issuance of warrants for the purchase 3,618,000 of the Company's common stock, less issuance expenses paid in cash at closing of $508,000. During February 2005, we issued convertible notes of $20,000. On September 22, 2005, we raised $1,500,000 through the issuance of term loans and warrants.

As of September 30, 2005, FBO Air had a working capital deficiency of approximately $1,788,245.

The Company issued a note payable with a face value of $1,500,000 which matures in 180 days from September 23, 2005. The annual interest rate is 4.25% until the initial maturity date, however the Company can extend the maturity date to September 23, 2006 with an interest rate of 9.25% per annum. Airborne granted the holder a security interest in its accounts receivable, all of its deposit accounts, all monies now and hereafter in the possession or under the control of Airborne or the Company and all products and proceeds of the foregoing personal property. The Company's chairman of the board and an entity owned by one of its other directors are members of the holder's entity.

On March 31, April 8 and April 15, 2005, we issued Senior Secured Notes with a face value of approximately $1,496,000, which are due in three years, on March 31, 2008; bear interest at the rate of 10% per annum; are payable quarterly, are secured by the current and to be acquired assets of the Company and its present and future subsidiaries; and are subject to certain covenants of the Company.

On March 31, April 8 and April 15, 2005, we sold approximately $4,243,000, or 846 shares, of our mandatorily redeemable Series A convertible preferred stock, which was authorized during February 2005.

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

This material weakness is the lack of the necessary corporate accounting resources. On March 31, 2005, the Company completed the first two acquisitions of its business plan and on September 23, 2005, we completed the third acquisition. The Company has limited accounting personnel and is currently building its accounting infrastructure. In the meantime, the Company employs a financial consultant who works closely with the Company's Chief Executive Officer and other senior managers of the organization to gather the required information and to prepare the periodic financial statement and public filings. Reliance on these limited resources impairs our ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. Our Company's Chief Executive Officer has concluded that the disclosure controls and procedures are effective, even though there is the foregoing material weakness. This conclusion is based upon the following factors: (1) the broad business experience of our Chief Executive Officer, (2) The effective utilization of a senior level financial consultant and (3) the limited scope of our operations at this early stage in the Company's development. The Company is currently seeking to hire a qualified full time Chief Financial Officer. In addition, as the Company grows, and as resources permit, we project that the new Chief Financial Officer will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting, and Sarbanes-Oxley
Section 404 compliance.

We believe that, for the reasons described above, we will be able to improve our financial reporting and disclosure controls and procedures and remedy the material weakness identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In early 2005, the Company was served with a complaint which names the Company, among others, as a defendant in a suit brought by a broker dealer, seeking approximately $100,000 in damages arising from Shadows Bend canceling a stock certificate in the year 2002. Captioned Institutional Capital Management, Inc. vs Michael W. Sciacchetano, et. at., the suit is currently pending in the 215th Judicial District Court, Harris County, Texas. On March 28, 2005, the Company filed a general denial. Discovery is in the initial stages and trial is set for February 2006. The Company disputes the allegations and intends to vigorously defend itself in this matter.

On May 19, 2005, New World Aviation, Inc. ("New World") instituted an action in the Supreme Court of the State of New York, County of New York, captioned "New World Aviation, Inc., Plaintiff, against Robert J. Ettinger, individually, and FBO Air, Inc., Defendants." Since April 1, 2005, Mr. Ettinger has been a Vice Chairman of the Board and the Chief Operating Officer of the Company and, since March 31, 2005, a director of the Company. Until March 25, 2005, when he resigned, Mr. Ettinger had served as President (since October 15, 1998) of New World. In its amended complaint New World is seeking (a) to enjoin the Defendants from soliciting New World's clients and employees allegedly using the confidential information which Mr. Ettinger learned in his "high-level position with New World" and (b) damages in an amount to be determined at trial against Mr. Ettinger for his alleged breach of fiduciary duties to New World. On June 20, 2005, the Company answered the complaint, asserting as affirmative defenses that (a) New World had forced Mr. Ettinger's resignation by reneging on its promise to pay him a bonus for 2004, (b) New World has unclean hands, (c) the identity of actual and potential New World clients is available from publicly available records, (d) any putative damages sustained by New World were caused by New World and third parties and (2) New World's claims are barred by the statute of fraud. Mr. Ettinger also filed a counterclaim against New World for $25,000 relating to the 2004 bonus, to which New World has asserted five affirmative defenses.

On September 6, 2005, the court denied New World's motion for preliminary injunctive relief, which sought to bar the Company from soliciting New World's customers or employees. The court also denied the Company's motion for summary judgment. Despite such denial, based on the opinion of Wachtel & Masyr, LLP, its trial counsel, the Company is of the opinion that the likelihood of an adverse judgment against the Company or Mr. Ettinger is remote.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

1. Option Grant

(a) On September 23, 2005, the Board of Directors granted an option to purchase 250,000 shares of the Common Stock.

(b) There were no underwriters. An option to purchase 250,000 shares of the Common Stock was granted to John H. Dow pursuant to his employment agreement with Airborne and the Company.

(c) The option was not issued for cash and there were no underwriting discounts or commissions. As indicated in subsection (b) above, the option was issued in consideration of the services to be performed under the Dow Employment Agreement for the Company and its subsidiaries by this officer of Airborne.

(d) The Company claims that the grant of this option was exempt from the registration requirement of Section 5 of the Securities Act pursuant to the exemption of Section 4(2) of the Securities Act as a transaction not involving a public offering. The optionee represented to the Company that he was acquiring the option, and, if not registered under the Securities Act at the time, the shares of the Common Stock issuable upon the exercise of the option, for investment, and not with a view toward, or in connection with, a distribution (as the term "distribution") is contemplated under the Securities Act).

(e) The option is exercisable at $.33 per share, the closing sales price on September 22, 2005. The option is exercisable, from time to time in its entirety or in part, until September 22, 2010. The option will be made subject to the Company's stock option plan when adopted.

(f) Not applicable.


2. Lender's Warrant

(a) On September 23, 2005, the Company issued a warrant expiring September 22, 2010 (the "Lender's Warrant") to purchase 1,200,000 shares of the Common Stock. A copy of the Lender's Warrant is filed as Exhibit 4.6 to this Report and is incorporated herein.

(b) There was no underwriter with respect to the issuance of the Lender's Warrant. The Lender's Warrant was issued to Airport Capital, LLC (i.e., the Lender).

(c) The Lender's Warrant was issued in consideration of the Lender making a loan of $1,500,000 to the Company.

(d) The Company claims that the issuance of the Lender's Warrant was exempt from the registration requirement of Section 5 of the Securities Act pursuant to the exemption of Section 4(2) of the Securities Act as a transaction not involving a public offering. The Lender represented to the Company that it was acquiring the Lender's Warrant, and, unless registered under the Securities Act at the time of exercise, the shares of the Common Stock issuable upon the exercise of the Lender's Warrant, for investment and not with a view toward, or in connection with, any distribution of securities of the Company (as the term "distribution" is contemplated under the Securities Act).

(e) The Lender's Warrant will be exercisable at $.60 per share (the "Exercise Price") subject to adjustment. The Exercise Price will be adjusted on a weighted average basis for (i) all stock splits, dividends, recapitalizations, reclassifications, payments made to holders of the Common Stock and other similar events and (ii) the sale by the Company of additional equity securities at a price below the Exercise Price, whichever is applicable. These anti-dilution provisions are the same as were contained in the warrants included in units sold to investors in the Company's private placement closed in March and April of 2005. The form of these investor warrants is filed (by incorporation by reference) as Exhibit 4.2 to this Report and is incorporated herein by this reference.

(f) Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      In connection with the previously reported acquisition of the outstanding shares of Airborne, Inc., which closed on September 23, 2005, the Company was required to secure the consents from the holders of at least 50.1% of the outstanding shares of the Company's Series A Convertible Preferred Stock, $0.001 par value (the "Series A Preferred Stock"), to consummating the acquisition. The Company obtained the consents from the holders of 435 shares of the Series A Preferred Stock, or 50.3% of the 846 outstanding shares.


Item 5. Other Information

      none.

Item 6. Exhibits


-----------------------   -----------------------------------------------------------------------------------
Exhibit No.               Description of Exhibit
-----------------------   -----------------------------------------------------------------------------------
           2              Agreement and Plan of Merger dated as of July 26, 2004 by and between the Company
                          (then named Shadows Bend Development, Inc.) and FBO Air, Inc, an Arizona
                          Corporation (without schedules).  (1)
-----------------------   -----------------------------------------------------------------------------------

          3.1             Certificate of Amendment to the Company's Certificate of Incorporation filed on
                          July 30, 2004.  (1)
-----------------------   -----------------------------------------------------------------------------------

        3(i)(1)           Copy of the Certificate of Designations.  (2)
-----------------------   -----------------------------------------------------------------------------------

          4.1             Form of 10% Senior Secured Promissory Note due March 31, 2008 or April 8, 2008.
                          (3)
-----------------------   -----------------------------------------------------------------------------------

          4.2             Form of Investor Warrant.  (3)
-----------------------   -----------------------------------------------------------------------------------

          4.3             Copy of General Security Agreement dated as of June 30, 2005.  (3)
-----------------------   -----------------------------------------------------------------------------------

          4.4             Registration Rights Agreement (without schedule or exhibit).  (3)
-----------------------   -----------------------------------------------------------------------------------

          4.5             Form of Co-Investor Registration Rights Agreement (without schedule or exhibit).
                          (3)
-----------------------   -----------------------------------------------------------------------------------

          4.6             Copy of Warrant expiring September 22, 2010.  (4)
-----------------------   -----------------------------------------------------------------------------------

          10.1            Copy of Employment Agreement dated as of April 1, 2005 by and between Robert J.
                          Ettinger and the Company.  (3)
-----------------------   -----------------------------------------------------------------------------------

          10.2            Copy of Business Development Agreement dated as of January 2, 2004 by and between
                          Jeffrey M. Trenk and the Company (as the successor by merger to FBO Air, Inc., an
                          Arizona corporation).  (5)
-----------------------   -----------------------------------------------------------------------------------

          10.3            Copy of Employment Agreement dated as of April 1, 2005 between Jeffrey M. Trenk and the Company.  (3)
-----------------------   -----------------------------------------------------------------------------------

          10.4            Copy of Employment Agreement dated as of January 2, 2004 by and between Ronald J.
                          Ricciardi and the Company (as the successor by merger to FBO Air, Inc., an
                          Arizona corporation).  (5)
-----------------------   -----------------------------------------------------------------------------------

          10.5            Copy of First Amendment effective April 1, 2005 to the Ricciardi Employment
                          Agreement, a copy of which is filed as Exhibit 10.4.  (3)
-----------------------   -----------------------------------------------------------------------------------

          10.6            Copy of Asset Purchase Agreement dated March 31, 2005 among FBO Air - Garden City and John A. Crotts.  (3)
-----------------------   -----------------------------------------------------------------------------------

-----------------------   -----------------------------------------------------------------------------------
Exhibit No.               Description of Exhibit
-----------------------   -----------------------------------------------------------------------------------

      Exhibit No.         Description of Exhibit
-----------------------   -----------------------------------------------------------------------------------

          10.7            Copy of Employment Agreement between FBO Air - Garden City, Inc. and John A.
                          Crotts.  (3)
-----------------------   -----------------------------------------------------------------------------------

          10.8            Copy of Stock Purchase Agreement dated March 31, 2005 between Tech Aviation
                          Source, Ronald D. Ertley, Frank E. Paczewski, and FBO Air Wilkes-Barre, Inc.  (3)
-----------------------   -----------------------------------------------------------------------------------

          10.9            Copy of Employment Agreement dated March 31, 2005 between Tech Aviation Service,
                          Inc, and Frank E. Paczewski.  (3)
-----------------------   -----------------------------------------------------------------------------------

         10.10            Copy of Convertible Loan Agreement dated April 16, 2004 among the Company and the investors mentioned in Schedule A.  (1)
-----------------------   -----------------------------------------------------------------------------------

         10.11            Copy of the Letter Agreement dated as of July 26, 2004 to the Convertible Loan
                          Agreement, a copy of which is filed as Exhibit 10.10.  (6)
-----------------------   -----------------------------------------------------------------------------------

         10.12            Form of Convertible Notes due April 15, 2009.  (1)
-----------------------   -----------------------------------------------------------------------------------

         10.13            Copy of Letter Agreement dated October 21, 2004 amending the Convertible Notes, the form of which is filed as Exhibit 10.12.  (6)
-----------------------   -----------------------------------------------------------------------------------

         10.14            Copy of Stock Purchase Agreement Dated as of September 22, 2005 by and among
                          Airborne, Inc., John H. Dow, Daphne Dow and the Company (without a schedule or exhibit).  (7)
-----------------------   -----------------------------------------------------------------------------------

         10.15            Copy of Employment Agreement dated as of September 23, 2005 among John Dow,
                          Airborne, Inc. and the Company.  (7)
-----------------------   -----------------------------------------------------------------------------------

         10.16            Copy of Lease dated as of September 23, 2005 between John H. Dow and Daphne Dow, as the Landlord, and Airborne, Inc., as the Tenant. (7)
-----------------------   -----------------------------------------------------------------------------------

         10.17            Copy of Term Loan Agreement dated as of September 23, 2005 by and among the
                          Company, Airborne, Inc., and Airport Capital, LLC.  (7)
-----------------------   -----------------------------------------------------------------------------------

          31.1            Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange
                          Act.  (8)
-----------------------   -----------------------------------------------------------------------------------

          32.1            Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.  (8)
-----------------------   -----------------------------------------------------------------------------------

----------
Footnotes:

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 27, 2004.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 29, 2005.

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 6, 2005.

(4) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 3, 2005.

(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 5, 2004.

(6) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on November 4, 2004.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on September 28, 2005.

(8)   Filed herewith.

SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 21, 2005                 FBO AIR, INC.


                                     By: /s/ Ronald J. Ricciardi
                                         -----------------------------------
                                         Ronald J. Ricciardi
                                         Chief Executive Officer
                                         (acting principal financial officer)