Form 10KSB
period 2005-12-31
FBO AIR, INC.
filed 2006-04-17
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to ________________

COMMISSION FILE NUMBER: 333-56046

FBO AIR, INC.
(Exact name of Small Business Issuer in Its Charter)

Nevada	87-0617649
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

101 Hangar Road
Avoca, PA 18641
(Address of principal executive offices)

(570) 414-1400
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [XX]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State issuer’s revenues for its most recent fiscal year: $13,805,562

Aggregate market value of the voting stock held by non-affiliates based on the weighted average sale price for such stock on the ten trading days preceding March 31, 2006: $2,096,306

As of April 10, 2006, the Registrant had 16,148,248 shares of its Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

Yes	☐	No	☒

FBO AIR, INC. AND SUBSIDIARIES
FORM 10-KSB

THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN ITEM 6, “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION-CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS,” WITHIN THIS REPORT.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

FBO Air, Inc. (“FBO Air”) is a Nevada corporation, the Common Stock, $.001 par value (the “Common Stock”), of which is publicly traded, and acts as a holding company for its operational subsidiaries (FBO Air and its subsidiaries collectively the "Company" or "we"). We are an aviation services company with operations in the aircraft charter management and fixed base operations (an “FBO”) segments of the general aviation industry. We have grown principally through merger/acquisition activity, a strategy that we expect to continue for the foreseeable future and which will be supplemented by internal growth strategies, particularly in the charter management segment.

Our operations are conducted through two segments - our FirstFlight (“FirstFlight”) segment, which handles the aircraft charter management activities, and Tech Aviation (“Tech Aviation”), which operates the FBO business. Charter management is the business of providing on-call passenger (and/or cargo) air transportation. We implement charter services through a fleet of managed aircraft - owned by another person or entity for which FirstFlight provides regulatory and maintenance oversight while offering charter services. An FBO is the primary provider of services such as the fueling, hangaring, maintenance and repair to private/general aviation aircraft operators.

The FirstFlight segment has its main facility in Elmira, New York and became part of FBO Air through the acquisition on September 23, 2005 of Airborne, Inc. (“Airborne”).

Tech Aviation has a facility in Wilkes-Barre/Scranton, Pennsylvania as a result of the acquisition on March 31, 2005 of Tech Aviation Service, Inc. (“Tech”) and a facility in Garden City, Kansas as a result of the acquisition on March 31, 2005 of Central Plains Aviation, Inc. (“CPA”). Tech Aviation also manages an FBO facility in Niagara Falls, New York.

FBO Air was formed on January 17, 2003 (date of inception) as a proprietorship to acquire and operate FBOs. On January 2, 2004, FBO Air, Inc. was incorporated under the laws of the State of Arizona. FBO Air completed a reverse merger transaction on August 20, 2004 (the “Reverse Merger”) with Shadows Bend Development, Inc. ("Shadows Bend"), an inactive Nevada corporation. Since October 2000, Shadows Bend had been pursuing a business plan to acquire, develop and operate "specialty care" facilities designed to help people diagnosed with Alzheimer's or other related illnesses. This business model was effectively abandoned in December 2002. The directors and management of FBO Air, upon consummation of the merger, became the directors and management of Shadows Bend.

On August 20, 2004, FBO Air changed its corporate name to FBO Air, Inc. pursuant to the Agreement and Plan of Merger dated as of July 26, 2004 between Shadows Bend and FBO Air. As of December 21, 2004, the Common Stock became eligible for quotation on the NASD Bulletin Board. FBO Air files periodic reports with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On April 15, 2005, FBO Air closed on its final round of financing in its March and April 2005 private placement, raising gross cash proceeds of approximately $4,490,000. Simultaneously, FBO Air raised $1,250,000 in a related private offering. On September 23, 2005, FBO Air raised $1,500,000 through the issuance of a 180-day term note, the funds from which were substantially applied to fund the acquisition of the Elmira location. Until the March and April 2005 funding, FBO Air’s primary source of operating funds since inception had been provided by its founding stockholders and through a convertible note financing.

The charter management segment of the aviation industry, which includes the FirstFlight division of FBO Air, operates under Federal Aviation Regulations (“FAR”) Part 135, which covers aircraft with 30 seats or less and up to 7,500 pounds of payload. According to the National Air Transportation Association (“NATA”), there are approximately 3,000 holders of Part 135 charter certificates, which include 2,550 for fixed wing aircraft and 450 for helicopter operators.

NATA also reports that the business traveler accounts for approximately 70 percent of the market for charter activity, with leisure activity representing the remaining 30 percent. Further, approximately 30 percent of charter travelers have almost totally abandoned the scheduled airlines for their travel needs.

Because the charter management segment is populated by primarily small, private companies, financial and statistical data is difficult to acquire. However, according to the industry publication Air Charter Guide, the total on-demand charter fleet in the United States is comprised of 6,411 aircraft. The jet component of this number, exclusive of airliner-sized equipment, was 1,950 with each category - light, mid, and heavy - having increased in size versus prior years.

The FBO segment of the industry is also highly fragmented - being populated by, according to NATA, over 3,000 operators who serve customers at one or more of the over 3,000 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these companies are single location operators. NATA further characterizes companies with operations at three or more airports as “chains.” An operation with FBOs in at least two distinctive regions of the country are considered a “national” chain while multiple locations within a single region are “regional” chains.

We believe the general aviation market has historically been somewhat cyclical, with revenues correlated quite closely with general US economic conditions. We also believe that the marketplace is experiencing a significant rebound in market and financial performance for four reasons:

•	The economic downturn that marked the post-9/11 period has rebounded. FBO Air believes the current relatively positive general condition of the US economy is benefiting the general aviation category.

•
The events of 9/11 were also catalytic in effecting a fundamental change in the demand for private aviation services; i.e., with the increase of security initiatives at the country’s major airports and the concomitant increase in check-in delays, there has been an increase in the number of business and high end leisure travelers who are using private aircraft for their travel needs.

•
There is a new generation of private jet aircraft coming on the market, which is more affordable but has less-than-transcontinental range. As this new generation of private jet aircraft begins to proliferate, we believe there will be a resultant demand for more FBO services in secondary markets as well as in middle America, where these aircraft might be expected to put down and take on fuel en route to their final destinations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2005, the Company had negative working capital of $2,384,344 and a cash and cash equivalents balance of $1,330,450. On March 31, 2005, we completed the acquisition of two fixed based operator companies and became an operating company. On September 23, 2005, we completed the acquisition of our third operating company, a charter management operation. We generated revenues of $13,805,562 during the year ended December 31, 2005, all of which were generated on or after April 1, 2005, and have incurred aggregate net losses and net losses applicable to common stockholders of approximately $2,592,000 and $4,739,000 , respectively, for the period from January 17, 2003 (date of inception) through December 31, 2005. Certain of these conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements in Item 7 of this Report do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Other Potential Products

At this point in time, management contemplates maintaining focus on the two core segments of the aviation industry in which we currently operate - charter management and FBOs. Any future expansion of offerings could come within products, services, or functions that support one or both of these segments.

We have also executed a service center agreement with Bizjet, a division of Lufthansa Technik Company. This agreement may encompass both current and future locations of the Company, subject to approval by Bizjet. The relationship with Bizjet may significantly increase our maintenance operations - a function that is currently included in both the FirstFlight and Tech Aviation segments - and, in the future, may represent a separate, third division of the Company.

Such expansion is not defined at the time of this Report, nor may it ever occur.

Marketing and Sales

The FirstFlight segment has a dedicated sales force whose mission is to increase sales of charter activity on its fleet of managed aircraft. Senior FirstFlight management personnel complement the efforts of this sales force by pursuing aircraft owners who could add their aircraft to our managed fleet.

Enhancements have also been made to the FirstFlight website, and are in progress on the Tech Aviation website, that enable the sales force to more easily communicate with, and field requests from, both current and future clients.

Government Approvals

The charter management companies and FBOs that we operate and/or target for acquisition generally operate on municipal or other government owned real estate properties. Accordingly, at times we will need to obtain certain consents or approvals from those government entities in conjunction with our operation and/or acquisition. There can be no assurance that we shall obtain such consents on favorable terms, which could result in our not consummating an acquisition that we otherwise would consider.

Effect of existing or probable government regulation

Charter management companies and FBOs also operate under the supervision of the Federal Aviation Authority. Our efforts to charter aircraft, to dispense fuels, and to provide repair and maintenance services, are under the purview of local, regional and national regulatory agencies. We intend to comply with all government regulations. The adoption of new regulations could result in increased costs.

Competition

The two segments of the aviation industry in which we compete - charter management and FBO - are both highly fragmented. Within the base of competition in each segment are local, regional and national companies.

Management believes that the current fleet of aircraft managed by its FirstFlight division is highly competitive in terms of the type and number of aircraft it can deploy for charter. As of March 31, 2006, FirstFlight’s fleet is comprised of 15 models of large- and mid-cabin aircraft that are generally recognized as attractive by aircraft charter clients, including multiple Gulfstream 550, Gulfstream V and Gulfstream IV models.

The FBO segment of the industry, the vast majority of which are independent, single location operators, is characterized by competition in both pricing and service due to the fair amount of flexibility for aircraft in transit to choose from a number of FBO options within a 200-300 mile radius. As we grow our business, we forecast that our larger size will provide us with greater buying power from suppliers, and thus provide us with lower costs, which would thereby allow for a more aggressive pricing policy against some competition. More importantly, we believe that the higher level of customer service offered in our facilities will allow us to draw additional aircraft and thus compete successfully against other FBOs of any size.

Costs and effects of complying with environmental laws

In dispensing fuels and in maintenance and repair operations, we handle virgin and waste petroleum lubricants. The handling of these materials is subject to federal, state and local environmental laws. The Company intends to comply with these laws, as part of its standard operating practice. The cost of this compliance is considered a normal cost of operations.

Employees

As of December 31, 2005, we had 105 employees, four of whom are executive officers of the Company; the balance are employed within our divisional operations in Pennsylvania, Kansas and New York. Prior to March 31, 2005, the Company had one full-time employee who was the Company's President and Chief Executive Officer.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease office space at the following locations:

Location	Purpose	Space	Annual Rental	Expiration

101 Hangar Road, Wilkes-Barre/Scranton Int’l Airport, Avoca, PA	Executive offices and principal facility of our Tech Aviation segment	24,000 square feet	$75,000	August 21, 2013

236 Sing Sing Road Horseheads, New York (1)	Principal facility and offices of our First Flight segment	24,050 square feet	$160,582	September 22, 2020

2145 S. Air Service Road, Garden City, KS	Kansas FBO service location for our Tech Aviation segment	17,640 square feet	$18,600	March 31, 2010

We believe that our space is adequate for our immediate needs and that, if additional space is required, whether due to the scheduled expiration of a lease or otherwise, it would be readily available at commercially reasonable rates.

(1) This location is leased from a related party to whom in the year ended December 31, 2005 we paid a total amount for rent of $43,000.

We have no current intention to invest in real estate, other than in connection with the acquisition of an FBO property. While we may purchase the common stock of companies, as a means of acquisition of that FBO, we have no intent to passively hold or invest in the common stock of companies in the FBO business.

ITEM 3. LEGAL PROCEEDINGS

In early 2005, FBO Air was served with a complaint which names FBO Air, among others, as a defendant in a suit brought by a broker-dealer, seeking damages of approximately $100,000 arising from Shadows Bend's cancellation of a stock certificate in the year 2002 evidencing shares allegedly sold by the plaintiff for the account of a stockholder of Shadows Bend. Captioned Institutional Capital Management, Inc. vs. Michael W. Sciacchetano, et. al., the suit is currently pending in the 215th Judicial District Court, Harris County, Texas. On March 28, 2005, FBO Air filed a general denial. Mediation has tentatively been set for mid-May 2006.

On May 19, 2005, New World Aviation, Inc. ("New World") instituted an action in the Supreme Court of the State of New York, County of New York, captioned New World Aviation, Inc., Plaintiff, against Robert J. Ettinger, individually, and FBO Air, Inc., Defendants. Since April 1, 2005, Mr. Ettinger has been the Chief Operating Officer of FBO Air and, since March 31, 2005, a director of FBO Air. Until March 25, 2005, when he resigned, Mr. Ettinger had served as President (since October 15, 1998) of New World. In its amended complaint New World is seeking (a) to enjoin the Defendants from soliciting New World's clients and employees allegedly using the confidential information which Mr. Ettinger learned in his "high-level position with New World" and (b) damages in an amount to be determined at trial against Mr. Ettinger for his alleged breach of fiduciary duties to New World. On June 20, 2005, FBO Air answered the complaint, asserting as affirmative defenses that (a) New World had forced Mr. Ettinger's resignation by reneging on its promise to pay him a bonus for 2004, (b) New World is partly responsible for any alleged damages, (c) the identity of actual and potential New World clients is available from publicly available records, (d) any putative damages sustained by New World were caused by New World and third parties and (e) New World's claims are barred by the statute of fraud. Mr. Ettinger also filed a counterclaim against New World for $25,000 relating to the 2004 bonus, to which New World has asserted five affirmative defenses.

On September 6, 2005, the court denied New World's motion for preliminary injunctive relief, which sought to bar FBO Air from soliciting New World's customers or employees. The court also denied FBO Air's motion for summary judgment. Despite such denial, based on the opinion of Wachtel & Masyr, LLP, its trial counsel, FBO Air is of the opinion that the likelihood of an adverse judgment against FBO Air or Mr. Ettinger is remote.

We believe that the Company has good defenses and intends to vigorously contest these claims asserted against it.  However, we are unable to predict the outcome of these claims and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(i)	There were no meetings of stockholders held during the year ended December 31, 2005.

(ii)
In connection with the previously reported acquisition of the outstanding shares of Airborne, Inc., which closed on September 23, 2005, FBO Air was required to secure the consents from the holders of at least 50.1% of the outstanding shares of FBO Air's Series A Convertible Preferred Stock, $0.001 par value (the "Series A Preferred Stock"), to consummating the acquisition. FBO Air obtained the consents from the holders of 435 shares of the Series A Preferred Stock, or 50.3% of the then 846 outstanding shares.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity

The Common Stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol FBOR. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) equity securities. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported on the OTCBB since December 21, 2004. Prior thereto the Common Stock was reported in the pink sheets. The pre-OTCBB quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. On August 20, 2004, FBO Air effected a one for four reverse stock split. All closing sales prices below have been restated retroactively for the effect of the reverse stock split.

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2004	$0.2000	$0.0004

June 30, 2004	0.0004	0.0004

September 30, 2004	0.0040	0.0001

December 31, 2004	0.0001	0.0001

March 31, 2005	1.7500	0.0001

June 30, 2005	2.0000	0.3200

September 30, 2005	0.7500	0.2200

December 31 2005	1.0500	0.3500

March 31, 2006	1.1500	0.4000

June 30, 2006 (through April 7)	0.4100	0.4100

Holders

As of April 10, 2006, there were approximately 590 holders of record of the Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various broker-dealers, clearing agencies, banks, and other fiduciaries.

Dividends

FBO Air has not declared or paid any cash dividends on its Common Stock. The Company has had losses since inception and, under Nevada Law which governs FBO Air, no dividend has been payable because its total assets did not exceed the sum of the total liabilities plus the liquidation preference on the Series A Preferred Stock. In addition, the currently outstanding 10% Senior Secured Promissory Notes due March 31, 2008 or April 8, 2008 prohibit the payment of dividends on the Common Stock and no dividends may be paid on the Common Stock unless all accrued dividends on the Series A Preferred Stock have been paid (none of which have been paid because of the Nevada statutory provision described above). Even if the Company’s operations began to generate profits, as to which there can be no assurance, the Nevada law permitted the payment of dividends, and there were no restrictions in outstanding debt or equity securities prohibiting the payment of dividends, or such restrictions were waived by the requisite number of holders, management currently intends to retain any future earnings to finance the growth and development of the Company’s business and future operations and, therefore, does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	0

Equity compensation plans not approved by security holders	1,250,000	$1.078	7,400,000
Total	1,250,000	$1.078	7,400,000

The Company intends to seek stockholder approval later in 2006 of its Stock Option Plan of 2005 which relates to 7,500,000 shares of the Common Stock. Of the options granted to date, 100,000 have been under Stock Option Plan of 2005.

Repurchases

There were no repurchases of shares during the quarterly period ended December 31, 2005.

Recent Sales of Unregistered Securities

Information with respect to all equity securities sold by the Company during the fiscal year ended December 31, 2005 which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), was previously reported in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Summary Financial Information

The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Form 10-KSB.

Consolidated Statement of Operations Data:	Year Ended December 31, 2005	Year Ended December 31, 2004
(in thousands, except for share and per share data)
Revenues	$13,806	$-
Net Loss applicable to common stockholders	$(4,061)	$(573)
Net loss per common share	$(.42)	$(.14)
Weighted average number of shares -basic and diluted	9,751,563	4,136,013
Balance Sheet Data:	December 31, 2005
Working capital (deficiency)	$(2,384)
Total assets	$11,894
Total liabilities	$8,581
Stockholders’ equity	$2,364

Forward-looking Statements

This Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act of 1934. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "General," "Marketing and Sales," "Liquidity and Capital Resources" and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include services and pricing, general economic conditions, new product development, the Company's ability to raise additional capital, the Company's ability to obtain the various approvals and permits for the acquisition and operation of FBOs and charter management operations and the other risk factors detailed from time to time in this Report and other materials filed with the Securities and Exchange Commission (the "SEC").

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Management’s discussion and analysis of financial condition and results of operations

Comparison of the Year Ended December 31, 2005 and December 31, 2004

On March 31, 2005, we completed the acquisition of our first two operating companies, Tech and CPA. On September 23, 2005, we completed the acquisition of the stock of Airborne, our third operating company. The Company commenced its planned business operations on April 1, 2005. Prior to March 31, 2005, the Company was in the development stage and its operations consisted solely of the administrative costs of organizing, raising capital and seeking and qualifying acquisition targets consistent with the Company's growth strategy.

Revenues

We had overall revenues of approximately $13,806,000 for the year ended December 31, 2005 as compared to revenues of $0 for the year ended December 31, 2004 because the Company has only been generating revenues since April 1, 2005. The FirstFlight segment generated approximately $9,260,000 of this revenue while the Tech Aviation segment generated approximately $4,546,000.

FirstFlight Segment

The FirstFlight segment has its main facility in Elmira, New York, and became a part of FBO air through the acquisition of Airborne on September 23, 2005. This segment of FBO Air is engaged in charter management activities, providing on-call passenger (and/or cargo) air transportation. Charter services are provided through a fleet of managed aircraft, or other aircraft. FirstFlight provides regulatory and maintenance oversight for the managed aircraft, while also offering charter services.

Of the approximately $9,260,000 in FirstFlight segment revenues, $7,299,000 (78.8%) were generated directly through the charter of aircraft.Approximately $1,294,000 (14.0%) of revenues were generated by aircraft management services, $373,000 (4.0%) is related to aircraft maintenance, and $295,000 (3.2%) is from the sale of fuel.

FirstFlight managed 13 aircraft for owners at December 31, 2005. These aircraft were offered for charter when not in use by their owners. FirstFlight generates fee revenue from the management of aircraft - ensuring that the aircraft meets compliance with manufacturer and FAA regulations.

Tech Aviation Segment

The Tech Aviation segment has its main facility in Wilkes-Barre, PA, and became part of FBO air through the acquisition of Tech and CPA on March 31, 2005. Tech Aviation operates the FBO business, providing services such as fueling, hangaring, maintenance and repair for private and general aviation aircraft operators.

Of the approximately $4,546,000 in Tech Aviation segment revenues, $3,687,000 (81.1%) were generated by the sale of jet fuel, aviation gasoline (“avgas”), and related items. $382,000 (8.4%) relates to aircraft maintenance activities, $325,000 (7.1%) is related to flight training, and $153,000 (3.4%) was generated by the management of non-owned FBO facilities.

The fluctuation of fuel cost was a significant focus for management in the year ended December 31, 2005. As the cost of fuel rose, as it did on numerous occasions throughout the year, we paid close attention to how competition was pricing their product and made counter-competitive decisions on almost a weekly basis. Particularly in our Kansas location, where transient traffic represents the majority of gallonage, these decisions impacted the revenue and margin performance of the division.

As fuel is the primary driver of revenue in the Tech Aviation division, we anticipate continued variability of pricing following closely the crude oil marketplace. There has proven a fair amount of price elasticity in the segment of turbine-engine aircraft that require jet fuel. There has been, however, a direct relationship between the price of avgas, which is used in piston-engine aircraft, and the amount of leisure flying.

Cost of Revenues and Gross Profit

FirstFlight Segment

FirstFlight’s cost of revenues for the year ended December 31, 2005 was $7,806,441, or 84.3% of revenue, for a gross profit of $1,453,551, or 15.7% of revenue. The largest contributor to gross profit was the charter of our fleet of managed aircraft, followed by brokered charter activity. Maintenance activity during this period operated at essentially breakeven while ancillary revenues related to management services generated a negative gross profit.

Tech Aviation Segment

Tech Aviation’s cost of revenues for the year ended December 31, 2005 was $2,492,802, or 54.8% of revenue, for a gross profit of $2,052,768, or 45.2% of revenue. The largest contributor to gross profit was the sale of jet fuel, avgas, and related items, followed by maintenance activities and the management of non-owned FBO facilities.

As discussed in the Revenue section, the cost of fuel has been a major focus in this division. We closely monitored the marketplace in conjunction with our fuel provider. In many cases we were able to buy-in prior to anticipated increases, thereby maintaining and, in some cases, maximizing margins.

Operating Expenses

We had overall operating expenses of approximately $4,993,000 for the year ended December 31, 2005 as compared to approximately $561,000 for the year ended December 31, 2004. The increases were primarily driven by costs resulting from the acquisition of three operating companies. The FirstFlight segment, which is a function of the September 23, 2005 acquisition of Airborne, represented approximately $1,313,000 in operating expenses and the Tech Aviation segment, which is a function of the March 31, 2005 acquisitions of Tech and CPA, represented approximately $2,034,000 in operating expenses.

The remainder of operating expenses was attributable to the corporate operations and amounted to approximately $1,646,000 for the year ended December 31, 2005 as compared to $561,000 for the year ended December 31, 2004. These increased expenses were primarily comprised of legal and accounting expenses incurred for operating as a public company for the full year along with increased payroll expenses related to a larger infrastructure.

Interest Expense

Interest expense for the years ended December 31, 2005 and 2004 was approximately $466,000 and $13,000, respectively. The increase in interest expense for the year ended December 31, 2005 was primarily attributable to the costs of the Senior Secured Notes, issued in March and April, 2005.

Income Taxes

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized as of December 31, 2005. The Company’s ability to use its net operating loss carry forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

Net Loss Applicable to Common Stockholders

Net losses applicable to common stockholders for the year ended December 31, 2005 and 2004 were approximately $4,061,000 and $573,000, respectively, an increase of approximately $3,487,000 or approximately 608%. The increased net loss applicable to common stockholders for the year ended December 31, 2005 was due in part to the deemed dividend on the issuance of the Series A Preferred Stock of $1,411,000 and the increase in selling, general and administrative expenses of approximately $4,432,000 or 790% during the year ended December 31, 2005 related primarily to the costs of operations since March 31, 2005.

Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of Common Stock outstanding during the periods presented. Common stock equivalents, consisting of options, convertible preferred stock and convertible notes payable were not included in the calculation of the diluted losses per share because their inclusion would have been anti-dilutive. Basic and diluted net losses per share applicable to common stockholders was $0.42 and $0.14 for the years ended December 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We are currently reviewing alternatives for the next stage of capitalization for the Company. In all likelihood, some combination of equity and debt securities will be issued in order to address the short- and long-term capital needs of the Company. The history of our capitalization includes successive, successful private issuances of equity and debt securities that have facilitated the development of the Company from inception to this point.

During the year ended December 31, 2005, the Company had a net increase in cash and cash equivalents of approximately $1,316,000. The Company's sources and uses of funds during this period were as follows:

Cash Used in Operating Activities.

Net cash used in operating activities was approximately $955,000. This was primarily driven by a net loss of $1,914,000, an increase in accounts receivable of $225,000, and a decrease in accounts payable of $182,000. Net cash used in operations was reduced by the effect of increases in customer deposits of $332,000 and accrued expenses of $593,000. These changes in cash used in operating activities are all attributable to the operations that were acquired on March 31, 2005 and September 23, 2005. For the year ended December 31, 2004, net cash used in operating activities was $352,000. This was attributable to a net loss of $573,000 offset by approximately $69,000 in the compensatory element of stock issuances and an increase of $170,000 in the accounts payable.

Cash Used in Investing Activities.

Net cash used in investing activities was approximately $4,392,000. This was attributable primarily to FBO Air's purchase of two fixed base operating companies on March 31, 2005 for $2,555,000 and, on September 23, 2005, the purchase of a charter management operation, requiring cash of $1,400,000.

On March 31, 2005, we purchased 100% of the common stock of Tech, a fixed base operator conducting business in the Northeast. Under the terms of the acquisition agreement, the Company paid cash at closing of approximately $2,255,000, applied a deposit of $10,000 and issued notes payable to the Tech shareholders aggregating a discounted value of approximately $433,000. The terms of the notes provide for payments of $100,000 payable annually for each of five years on the anniversary of the closing. Interest on these notes was imputed at an annual rate of 5% per annum.

On March 31, 2005, we purchased certain assets of CPA, a fixed base operator conducting business in Kansas. Under the terms of the acquisition agreement, FBO Air paid cash at closing of $466,000, and issued a note payable to the CPA shareholders for $240,000. This note matures in September 2006 and is payable in quarterly installments beginning on March 31, 2005, bearing an interest rate of 5% per annum.

On May 26, 2005, we loaned $350,000 as a note receivable to a fixed base operator who was a potential acquisition target of the Company (the "Maker"). The note bears interest at 10% per annum and such interest only shall be paid quarterly, starting upon the three-month anniversary of the note. The note may be prepaid at any time. We were granted a security interest in all tangible property, goods and accounts of the Maker. Further, FBO Air had been granted an option to purchase the FBO owned by Maker, such option to expire one year from date of grant of option. On February 1, 2006, having declined to pursue the acquisition, we negotiated revised repayment terms whereby the Maker made a $200,000 cash payment with the balance of the principal, plus unpaid interest and our legal fees for a total of about $174,000, to be paid over a twenty-four month period with interest at a rate of six percent (6%) to be paid quarterly and the principal balance due upon maturity.

On September 23, 2005, we purchased 100% of the stock of Airborne, a charter management company conducting business in the Northeast.Under the terms of the acquisition agreement, FBO Air paid cash of $1,400,000 and issued 2,333,334 shares of the Common Stock valued at $630,000 at closing aggregating $2,030,000.

Cash Provided by Financing Activities

Net cash provided by financing activities was $6,663,000. Most significantly, on March 31, April 8, and April 15, 2005, we received net funds aggregating approximately $5,231,000 through a private placement consisting of the issuance of $1,496,000 of Senior Secured Notes, the issuance of $4,243,000 of Series A Preferred Stock and the issuance of warrants for the purchase 3,618,000 of the Common Stock, less issuance expenses paid in cash at closing of $508,000. See additional information below.

In April 2004, FBO Air entered into a convertible note agreement with a group of investors ("Investors") to purchase five-year, 8% convertible notes in the aggregate principal amount of $400,000. In April 2004, the company received proceeds from the sale of the initial $130,000 of convertible notes under the agreement. During August 2004, October 2004, November 2004, December 2004 and January 2005, the Investors waived one provision under their agreement and funded the sale of $125,000, $45,000, $40,000, $40,000 and $20,000, respectively, of convertible notes under the agreement, representing funding of the full amount. On March 31, 2005, the holders converted the entire $400,000 in convertible notes into 4,018,376 shares of the Common Stock.

On March 31, April 8 and April 15, 2005, we issued Senior Secured Notes with a face value of approximately $1,496,000, which are due in three years, on March 31, 2008 or April 8, 2008; bear interest at the rate of 10% per annum, which is payable at maturity; are secured by the current and to be acquired assets of the Company and its present and future subsidiaries; and are subject to certain covenants of the Company.

On March 31, April 8 and April 15, 2005, FBO Air issued warrants to purchase shares of the Common Stock aggregating approximately 3,618,000 to investors and 1,296,000 to the placement agent or its assignees. Each warrant provides a five-year right to purchase a share of the Common Stock at the initial exercise price (the "Warrant Exercise Price") of $0.60 per share, with such price and the number of shares to be adjusted in the event of stock splits and certain other events, as provided in the warrant agreements, and upon the sale by FBO Air of additional equity securities at a price below the Warrant Exercise Price. At the option of FBO Air, the Warrants may be redeemed at any time, in whole, but not in part, at a price of $0.01 per share provided that: (a) there is an effective registration statement covering the resale of the Warrant shares; (b) the volume weighted average closing price of the Common Stock for the prior 20 trading days is not less than 250% of the Warrant Exercise Price; and (c) the average daily trading volume of the Common Stock is not less than 200,000 shares per day during such 20-day trading period.

On March 31, April 8 and April 15, 2005, we sold approximately $4,243,000, or 846 shares, of our Series A Preferred Stock, 1,000 shares of which was authorized during February 2005. Each share has a Stated Value ("Stated Value") of $5,000. These shares provide for cumulative dividends at the annual rate of 8%, payable quarterly and are mandatorily redeemable three years from the date of issue. The cumulative dividend, at the option of FBO Air, may be paid either in cash or by the issuance of additional shares of the Series A Preferred Stock. The holders of the Series A Preferred Stock and the holders of the shares of Common Stock shall vote as a single class, with the holders of the Series A Preferred Stock having the number of votes based upon the formula for the conversion to Common Stock as provided below. The holders of the Series A Preferred Stock have the right to elect one director to FBO Air's Board of Directors or to have one observer at Board meetings.

The Series A Preferred Stock is convertible into shares of the Common Stock. The shares shall automatically convert upon (a) FBO Air's realization of gross proceeds exceeding $5,000,000 from the sale of equity securities (a "Qualified Follow-On Offering"), separate and apart from the March and April 2005 Private Offerings, or (b) at such time as the traded price of the Common Stock exceeds 2.5 times the Initial Conversion Price ("Conversion Price"), and under both (a) and (b), the shares subject to conversion are fully registered shares. At the option of the holder, the shares, in whole or in part, may be converted at any time.

Subject to certain anti-dilution adjustments, as provided in the agreement, the Conversion Price is $0.30 per share. Each share of Series A Preferred Stock will convert into that number of shares of Common Stock determined by dividing the Stated Value of each share of Series A Preferred Stock by the Conversion Price. In the case of a mandatory conversion on account of a Qualified Follow-on Offering, then at the option of the holder, the shares shall be converted at (a) the Conversion Price or (b) at the same price that such securities are being sold in such Qualified Follow-On Offering, with the holder, in this case, also receiving a premium of an additional 10% in the number of such shares. Under certain conditions whereupon FBO Air sells shares of the Common Stock at a price below the Conversion Price, then the Conversion Price shall be reduced, as provided for in the related Certificate of Designations.

On the third anniversary of the original date of issue of the Series A Preferred Stock, FBO Air shall redeem for cash all remaining outstanding shares at a redemption price equal to the aggregate Stated Value, plus all accrued and unpaid dividends.

In the event of a liquidation of FBO Air, the holders of the Series A Preferred Stock then outstanding will be entitled to receive 115% of the Stated Value of each share, plus any accrued and unpaid dividends.

FBO Air issued a note payable with a face value of $1,500,000 which bears an annual interest rate of 4.25% until the initial maturity date of March 22, 2006. FBO Air has elected to extend the maturity to September 23, 2006 with an interest rate of 9.25% per annum applicable to the extended period. Airborne granted the holder a security interest in its accounts receivable, all of its deposit accounts, all monies now and hereafter in the possession or under the control of Airborne or FBO Air and all products and proceeds of the foregoing personal property. FBO Air's chairman of the board and an entity owned by one of its other directors are the members of the holder's entity.

As of December 31, 2005, the Company had a working capital deficiency of approximately $2,384,000. On the basis of the foregoing, and subject to the risk factors more fully discussed below, we believe that, based upon the cash on hand and resources available, the Company will require additional debt or equity capital to fund operations past the remainder of this calendar year. There is no assurance that FBO Air will be able to raise the additional funds required, or that if raised, these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the SEC, which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Business Combinations

In accordance with business combination accounting, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. The Company engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from charter management and fuel revenues, managed aircraft agreements, customer relationships and key management and market position, as well as assumptions about the period of time the acquired trade names will continue to be used in the combined company's product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Accounts Receivable:

The Company’s extends credit to large and mid-size companies for flight related services. The Company has concentrations of credit risk in that 63% of the balance of accounts receivable at December 31, 2005 is made up of only ten customers. At December 31, 2005 accounts receivable from the two largest accounts amounted to approximately $337,000 (9.9%) and $327,000 (9.6%), respectively. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Management determines collectibility based on their experience and knowledge of the customers.

Goodwill and Intangible Assets

The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions described in Note 5 of the consolidated financial statements amounting to $4,194,770. The Company has determined that there is no impairment of goodwill at December 31, 2005. Intangible assets continue to be amortized over their estimated useful lives.

In accordance with the requirements of SFAS 141 the Company recognized certain intangible assets acquired, primarily goodwill, trade names, non-compete agreements and customer relationships.  In accordance with the provisions of SFAS 142, on a regular basis, the Company performs impairment analysis of the carrying value of goodwill and certain other intangible assets.

Mandatorily Redeemable Convertible Preferred Stock

The Company sold convertible preferred stock with a registration rights agreement and warrants in connection with a private placement (see Note 13). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for liquidated damages, the Company determined that the registration rights are a derivative liability. However due to the registration statement becoming effective in August 2005 and other relevant factors, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the consolidated financial statements.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Stock Based Compensation/Stock Options

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123"), which establishes a fair value based method of accounting for equity-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB 25") for recognizing equity-based compensation expense for financial statement purposes. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” ("SFAS 148"). This standard amended the disclosure requirements of SFAS 123 for fiscal years ending after December 15, 2002 to require prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. The Company follows the disclosure-only provisions of SFAS 123 which require disclosure of the pro-forma effects on net income (loss) as if the fair value method of accounting prescribed by SFAS 123 had been adopted, as well as certain other information.

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

Under APB 25, no stock-based employee compensation expense relating to the Company’s stock option plan was reflected in net loss, as all options granted under its plans had an exercise price equal to or less than the market value of the underlying Common Stock on the date of grant.

 Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs (“SFAS 151”). The provisions of this statement become effective for the Company in 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is not expected to have a material impact on the Company’s valuation of inventories or operating results.

In December 2004, the FASB issued SFAS No. 153, Exchanges Of Non-monetary Assets - An Amendment Of APB No. 29 (“SFAS 153”). SFAS 153 amends APB No. 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 and APB No. 29 do not apply to the acquisition of non-monetary assets or services on issuance of the capital stock of an entity. Currently, the Company has not had any exchanges of non-monetary assets within the meaning of SFAS 153 and adoption of SFAS 153 has had no effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued its final standard on accounting for share-based payments ("SBP"), FASB 123R (revised 2004), Share-Based Payment (“SFAS 123R”). The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies that file as small business issuers is for quarterly or annual periods beginning after December 15, 2005, and applies to all outstanding and unvested SBP awards at a company's adoption. The Company will adopt the provisions of SFAS 123R during the first quarter of 2006. The Company does not expect the transitional provisions of 123R to have a significant impact on its financial statements. Based upon the Company’s contractual commitments to employees to grant options during 2006 and later years, the Company has determined that the provisions of SFAS 123R will have a material effect on the Company’s results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3" (“SFAS 154”) which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, adoption of SFAS No. 154 is not expected to significantly impact the Company's financial statements or future results of operations.

In June 2005, the Emerging Issued Task Force of the FASB (“EITF”) reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 30, 2005. EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of `Conventional Convertible Debt Instrument’ in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered `conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the EITF released EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations, or cash flows.

On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”) (“EITF 05-8”): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 , “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

In September 2005, the EITF reached consensus on, Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments” (“EITF 05-7”) beginning in the first interim or annual reporting period beginning after December 15, 2005. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. The disclosures required by Statement 154 should be made excluding those disclosures that require the effects of retroactive application. EITF 05-7 is not expected to have a material effect on the Company’s consolidated financial position.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements and the related notes to the financial statements called for by this item appear under the caption “Table of Contents to Consolidated Financial Statements” beginning on page F-1 attached hereto of this annual Report on Form 10-KSB.

FBO AIR, INC. AND SUBSIDIARIES

Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheet as of December 31, 2005	F-2

Consolidated Statements of Operations For the Years Ended December 31, 2005 and 2004	F-3

Consolidated Statements of Stockholders' (Deficiency) Equity For the Years Ended December 31, 2005 and 2004	F-4

Consolidated Statements of Cash Flows For the Years Ended December 31, 2005 and 2004	F-5, F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors
FBO Air, Inc.

We have audited the accompanying consolidated balance sheet of FBO Air, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ (deficiency) equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred significant operating losses since inception, which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, NY
March 24, 2006

FBO AIR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,330,450
Accounts receivable, net of allowance for doubtful accounts of $221,937	3,421,455
Inventory	191,254
Prepaid expenses and other current assets	221,595

Total current assets	5,164,754

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $88,717	1,151,998

OTHER ASSETS
Deposits	26,500
Note receivable	350,000
Intangible assets - trade names	420,000
Other intangible assets, net of accumulated amortization of $53,536	586,464
Goodwill	4,194,770
Total other assets	5,577,734

TOTAL ASSETS	$11,894,486

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,149,912
Customer deposits	450,806
Accrued expenses	795,122
Accrued interest and dividends	372,111
Term loan - related party, net of discount of $14,865	1,485,135
Notes payable - other - current portion	296,012
Total current liabilities	7,549,098

LONG-TERM LIABILITIES
Notes payable - other - less current portion	437,686
Senior secured notes payable - net of discount of $902,042	594,282
Total long-term liabilities	1,031,968

Total liabilities	8,581,066

MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK - net of discount of $2,831,303; $.001 par value; 1,000 shares authorized; Series A Cumulative Convertible - 755 shares issued and outstanding, with rights to a cumulative 8% dividend payable quarterly; liquidation preference of $4,595,372	949,681

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized 10,000,000; none issued and outstanding	-
Common stock - $.001 par value; authorized 100,000,000; 13,915,812 issued and outstanding	13,915
Additional paid-in capital	8,421,430
Deferred financing costs	(1,437,194)
Accumulated deficit	(4,634,412)

TOTAL STOCKHOLDERS' EQUITY	2,363,739

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$11,894,486

See notes to consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2005	2004

REVENUE	$13,805,562	$--
COST OF SALES	10,299,243	-
GROSS PROFIT	3,506,319	--

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES (including $0, and $69,227 for the compensatory element of stock issuances, respectively)	4,992,642	560,962

OPERATING LOSS	(1,486,323)	(560,962)

OTHER INCOME (EXPENSE)

INTEREST INCOME	38,117	--
INTEREST EXPENSE	(466,091)	(12,537)

TOTAL OTHER EXPENSE	(427,974)	(12,537)

NET LOSS	$(1,914,297)	$(573,499)

Deemed dividend to preferred stockholders:
Amortization of discount	(1,411,347)	-

Amortization of deferred financing costs	(481,146)	-

Preferred stock dividend	(254,123)	-

Net loss applicable to common stockholders	$(4,060,913)	$(573,499)

Basic and Diluted Net Loss Per
Common Share applicable to common stockholders	$(0.42)	$(0.14)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	9,751,563	4,136,013

See notes to consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
For the Years Ended December 31, 2005 and 2004
						Total
			Additional	Deferred		Stockholders'
	Common Stock		Paid-in	Financing	Accumulated	(Deficiency)
	Shares	Amount	Capital	Costs	Deficit	Equity

BALANCE - January 1, 2004	2,615,375	$2,616	$(2,616)	$-	$(104,393)	$(104,393)
Capitalization of deficit at time of incorporation	--	--	(104,393)	--	104,393	-
Conversion of advances from affiliates -
January 4, 2004	--	--	94,818	--	--	94,818
Common stock issued for services on
June 27, 2004 at $.03 per share	1,906,250	1,906	67,321	--	--	69,227
Common stock issued in connection with
Shadows Bend reverse merger -
August 20, 2004	1,504,397	1,504	(20,655)	--	--	(19,151)

Net loss	--	--	--	--	(573,499)	(573,499)

BALANCE - December 31, 2004	6,026,022	$6,026	$34,475	$--	$(573,499)	$(532,998)

Common stock issued in connection
with the conversion of
convertible notes	4,018,376	$4,018	$395,982	$-	$-	$400,000
Beneficial conversion feature discounts
recorded in connection with the
redeemable convertible preferred
stock and senior notes	-	-	6,857,298	-	-	6,857,298
Deferred financing costs
incurred in connection with
the issuance of redeemable
convertible preferred stock
and warrants	-	-	-	(1,918,340)	-	(1,918,340)
Common stock issued in connection
with the purchase of Airborne	2,333,334	2,333	627,667	-	-	630,000
Warrants issued in connection with
the term loan for the acquisition
of Airborne	-	-	33,033	-	-	33,033
Common stock issued in connection
with the exercise of warrants	21,413	21	12,826	-	-	12,847
Common stock issued in connection
with the conversion of redeemable
convertible preferred stock	1,516,667	1,517	460,149	-	-	461,666
Deemed dividend to preferred
stockholders - accretion of discount	-	-	-	-	(1,411,347)	(1,411,347)
Amortization of deferred
financing costs	-	-	-	481,146	(481,146)	-
Dividends on redeemable convertible
preferred stock	-	-	-	-	(254,123)	(254,123)
Net loss	-	-	-	-	(1,914,297)	(1,914,297)

BALANCE- December 31, 2005	13,915,812	$13,915	$8,421,430	$(1,437,194)	$(4,634,412)	$2,363,739

See notes to consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS
OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,914,297)	$(573,499)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,053	--
Amortization of debt discount	320,668	--
Provision for doubtful accounts	2,670	--
Compensatory element of stock issuances	--	69,227
Amortization of option on lease of real estate	600	200

Changes in operating assets and liabilities:
Accounts receivable	(224,618)	--
Inventory	(3,680)	--
Prepaid expenses and other current assets	(132,616)	(2,668)
Deposits	(25,000)	--
Due from stockholder	15,510	(15,510)
Accounts payable	(181,820)	169,967
Customer deposits	332,388	--
Accrued interest and dividends	117,988	--
Accrued expenses	592,587	--

TOTAL ADJUSTMENTS	959,730	221,216

NET CASH USED IN OPERATING
ACTIVITIES	(954,567)	(352,283)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	(350,000)	--
Purchase of equipment	(87,652)	--
Purchase deposit for acquisition	--	(10,000)
Purchase of Option on lease of real estate	--	(3,600)
Acquisition of Airborne	(1,400,000)	--
Acquisition of FBOs, less cash acquired of $167,329	(2,554,816)	--

NET CASH USED IN INVESTING
ACTIVITIES	(4,392,468)	(13,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of convertible notes	20,000	380,000
Repayment of notes	(100,219)	--
Deferred financing costs	(508,234)	--
Proceeds from exercise of warrants	12,847	--
Proceeds from the issuance of term loan - related party	1,500,000	--
Proceeds from the private placement	4,488,974	--
Proceeds from the Co-Investment	1,250,000	--

NET CASH PROVIDED BY FINANCING
ACTIVITIES	6,663,368	380,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,316,333	14,117

CASH AND CASH EQUIVALENTS- Beginning	14,117	--

CASH AND CASH EQUIVALENTS - Ending	$1,330,450	$14,117

See notes to consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS
OF CASH FLOWS, CONTINUED

	For the Years Ended December 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:

Interest	$3,000	$--
Income taxes	$--	$--

Non-cash investing and financing activities:

Convertible Notes converted to common stock	$400,000	$--
Accrued liabilities assumed in the merger	$--	$19,151
Advances from affiliates converted to equity	$--	$94,818
Redeemable convertible preferred stock converted to common stock	$461,666	$--

Supplemental non-cash investing and financing activity:

Current assets acquired	$3,640,721
Property and equipment acquired	1,153,063
Intangible assets acquired	1,060,000
Goodwill recognized on purchase business combinations	4,194,770
Deposits acquired	1,500
Current liabilities assumed with acquisitions	(4,554,280)
Notes payable - other - less current portion, assumed with acquisition	(733,629)
Non-cash consideration to seller:	(640,000)
Less: Cash acquired	(167,329)
Cash paid to acquire businesses	$3,954,816

See notes to consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Operations

FBO Air was formed on January 17, 2003 (date of inception) as a proprietorship to acquire and operate fixed base operators. On January 2, 2004, FBO Air, Inc. (“FBO Air”) was incorporated in the State of Arizona. Fixed base operators are the primary providers of services to general aviation aircraft operators. The business strategy of FBO Air and its subsidiaries (collectively, “the Company”) is to purchase and consolidate fixed base operators in the secondary and tertiary markets located within the United States and to expand its charter aircraft management operations.

From its inception, the Company had been in the development stage and its efforts up to March 31, 2005, had been principally devoted to the organizational activities of raising capital, recruiting and hiring of key personnel, and identifying and screening of potential acquisitions.

On March 31, 2005, the Company completed the acquisition of two operating companies and, on September 23, 2005, the Company acquired an additional operating company. Accordingly, effective March 31, 2005, the Company no longer is considered a development stage entity.

NOTE 2 - Business, Reverse Merger and Acquisitions

Effective August 20, 2004, Shadows Bend Development, Inc. (“Shadows Bend”), a Nevada publicly-traded company with no active business, entered into a merger transaction with FBO Air, a privately-held Arizona corporation. Upon completion of the merger transaction, Shadows Bend changed its name to FBO Air, Inc. and the original FBO Air stockholders owned 75% of the outstanding shares of Common Stock of the surviving company. Accordingly, this transaction has been accounted for as a reverse merger with FBO Air as the acquirer of Shadows Bend. The reverse merger was accounted for as a recapitalization of FBO Air and the stockholders’ deficiency of FBO Air was retroactively restated to its inception on January 17, 2003.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Business, Reverse Merger and Acquisitions, continued

On March 31, 2005, FBO Air formed FBO Air-Wilkes-Barre, a wholly-owned subsidiary, for the purpose of acquiring the Common Stock of a fixed base operator in Avoca, Pennsylvania (See Note 5).

On March 31, 2005, FBO Air-Garden City, a wholly-owned subsidiary of FBO Air, acquired certain operating assets of a fixed base operator located in Garden City, Kansas, pursuant to an asset purchase agreement dated March 31, 2005 (See Note 5).

On September 23, 2005, FBO Air acquired the Common Stock of a charter and aircraft management company, located in Elmira, New York. (See Note 5).

The acquisitions of the first two operating companies were made as of March 31, 2005. Accordingly, the operating results for the nine months ended December 31, 2005 from these first two operating companies are presented within these consolidated financial statements.

The acquisition of the Elmira, NY operation was made as of September 23, 2005. These statements reflect operating results from this acquisition for the period September 23, 2005 through December 31, 2005.

NOTE 3 - Going Concern and Management’s Plans

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

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Going Concern and Management’s Plans, continued

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2005, the Company had cash and cash equivalents of approximately $1,330,000 and had a working capital deficiency of approximately $2,384,000. The Company generated revenues of approximately $13,806,000 for the year ended December 31, 2005. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of approximately $2,592,000 and $4,739,000, respectively, for the period from January 17, 2003 (date of inception) through December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As indicated above, management has taken steps to improve the Company’s liquidity. The Company intends to raise additional capital through private debt and equity investors. There is no assurance that these funds, if raised, will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

NOTE 4 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of FBO Air and its wholly-owned subsidiaries, FBO Garden City, FBO Wilkes-Barre and Airborne, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk
Cash: The Company maintains its cash with various financial institutions, which exceed federally insured limits throughout the period. At December 31, 2005, the Company had cash on deposit of approximately $1,022,475 in excess of federally insured limits.

Accounts Receivable:
The Company’s extends credit to large and mid-size companies for flight related services. The Company has concentrations of credit risk in that 63% of the balance of accounts receivable at December 31, 2005 is made up of only ten customers. At December 31, 2005 accounts receivable from the two largest accounts amounted to approximately $337,000 (9.9%) and $327,000 (9.6%), respectively. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Management determines collectibility based on their experience and knowledge of the customers.

Deferred Financing Costs
Costs incurred on March 31, 2005, April 8, 2005 and April 15, 2005 to issue the convertible preferred stock and the warrants have been capitalized and have been charged to equity as deferred financing costs. Such costs are being amortized as deemed dividends to preferred stockholders over a three year period.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Summary of Significant Accounting Policies, continued

Inventory

Inventory consists primarily of aviation fuel and is stated at the lower of cost or market determined by the first-in, first out method.

Business Combinations

In accordance with business combination accounting, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development based on their estimated fair values. The Company engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from charter management and fuel revenues, managed aircraft agreements, customer relationships and key management and market position, as well as assumptions about the period of time the acquired trade names will continue to be used in the combined company's product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Property and Equipment

Property and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income. For repairs on aircraft, the Company accrues Federal Aviation Administration (“FAA”) designated maintenance costs pro rata, based upon the hours flown by the aircraft.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Summary of Significant Accounting Policies, continued

Goodwill and Intangible Assets
The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company has recorded goodwill in connection with the Company's acquisitions described in Note 5 amounting to $4,194,770. The Company has determined that there is no impairment of goodwill at December 31, 2005. Intangible assets continue to be amortized over their estimated useful lives.

Revenue Recognition
Revenue for the sales of products is recognized at the time products are delivered to customers. Revenue for services is recognized at the time the services are performed and provided to customers. The sources of revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Summary of Significant Accounting Policies, continued

Customer Deposits
Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services.

Income Taxes
The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Fair Value of Financial Instruments
The reported amounts of the Company’s financial instruments, including accounts payable and accrued liabilities, approximate their fair value due to their short maturities. The carrying amounts of debt approximate fair value because the debt agreements provide for interest rates that approximate market.

Stock Based Compensation/Stock Options
As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123"), which establishes a fair value based method of accounting for equity-based compensation plans, the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” ("APB 25") for recognizing equity-based compensation expense for financial statement purposes. Under APB 25, no compensation expense is recognized at the time of option grant if the exercise price of the employee stock option is fixed and equals or exceeds the fair market value of the underlying common stock on the date of grant and the number of shares to be issued pursuant to the exercise of such options are known and fixed at the grant date.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued
The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” ("SFAS 148"). This standard amended the disclosure requirements of SFAS 123 for fiscal years ending after December 15, 2002 to require prominent disclosure in both annual and interim financial statements about the method used and the impact on reported results. The Company follows the disclosure-only provisions of SFAS 123 which require disclosure of the pro-forma effects on net income (loss) as if the fair value method of accounting prescribed by SFAS 123 had been adopted, as well as certain other information.

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

Under APB 25, no stock-based employee compensation expense relating to the Company’s stock option plan was reflected in net loss, as all options granted under its plans had an exercise price equal to or less than the market value of the underlying Common Stock on the date of grant.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Years Ended December 31,
	2005	2004
Dividend yield	0%	0%
Expected volatility	55%	55%
Risk-free interest rate	3.8%	3.6%
Expected lives	2.0 years	2.0 years

The weighted average fair value of the options on the date of grant, using the fair value based method, for the years ended December 31, 2005 and 2004 was $0.40 and $0, respectively.

The following table illustrates the effect on net loss had the Company applied the fair value recognition method under the provisions of SFAS No. 123:

(All numbers in 000’s except per share data.)	Years Ended December 31,
	2005	2004
Net loss applicable to common stockholders, as reported	$(4,061)	$(573)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	(61)	---
Pro-forma net loss	$(4,122)	$(573)
Net loss per share applicable to common stockholders - basic and diluted:
As reported	$(0.42)	$(0.14)
Pro forma	$(0.42)	$(0.14)

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Summary of Significant Accounting Policies, continued

Net Loss Per Common Share
Basic net loss per common share is computed based on the weighted average number of shares of the Common Stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants and convertible preferred stock discussed in the notes to the financial statements, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The total shares issuable upon the exercise of stock options, warrants and the convertible preferred stock as of December 31, 2005 and 2004 were 19,926,401 and 4,168,000, respectively.

Recently Issued Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs (“SFAS 151”). The provisions of this statement will become effective for the Company in 2006. SFAS 151 amends the existing guidance on the recognition of inventory costs to clarify the accounting for abnormal amounts of idle expense, freight, handling costs, and wasted material (spoilage). Existing rules indicate that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal". In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 is not expected to have a material impact on the Company’s valuation of inventories or operating results.

In December 2004, the FASB issued SFAS No. 153, Exchanges Of Non-monetary Assets - An Amendment Of APB No. 29 (“SFAS 153”). SFAS 153 amends APB No. 29 to eliminate the exception of non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 and APB No. 29 do not apply to the acquisition of non-monetary assets or services on issuance of the capital stock of an entity. Currently, the Company has not had any exchanges of non-monetary assets within the meaning of SFAS 153 and adoption of SFAS 153 has had no effect on the Company’s financial position or results of operations.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued
In December 2004, the FASB issued its final standard on accounting for share-based payments ("SBP"), FASB 123R (revised 2004), Share-Based Payment (“SFAS 123R”). The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies that file as small business issuers is for quarterly or annual periods beginning after December 15, 2005, and applies to all outstanding and unvested SBP awards at a company's adoption. The Company will adopt the provisions of SFAS 123R during the first quarter of 2006. The Company does not expect the transitional provisions of 123R to have a significant impact on its financial statements. Based upon the Company’s contractual commitments to employees to grant options during 2006 and later years, the Company has determined that the provisions of SFAS 123R will have a material effect on the Company’s results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3" (“SFAS 154”) which, among other things, changes the accounting and reporting requirements for a change in accounting principle and provides guidance on error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless impracticable to determine the period-specific effects or cumulative effect of the change, and restatement with respect to the reporting of error corrections. SFAS No. 154 applies to all voluntary changes in accounting principles, and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 also requires that a change in method of depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. At this time, adoption of SFAS No. 154 is not expected to significantly impact the Company's financial statements or future results of operations.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued
In June 2005, the FASB ratified EITF Issue No. 05-2, “The Meaning of `Conventional Convertible Debt Instrument’ in EITF No. 00-19, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-2”), which addresses when a convertible debt instrument should be considered `conventional’ for the purpose of applying the guidance in EITF No. 00-19. EITF No. 05-2 also retained the exemption under EITF No. 00-19 for conventional convertible debt instruments and indicated that convertible preferred stock having a mandatory redemption date may qualify for the exemption provided under EITF No. 00-19 for conventional convertible debt if the instrument’s economic characteristics are more similar to debt than equity. EITF No. 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company has applied the requirements of EITF No. 05-2 since the required implementation date. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2005, the EITF released EITF Issue No. 05-4 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 05-4”) addresses financial instruments, such as stock purchase warrants, which are accounted for under EITF 00-19 that may be issued at the same time and in contemplation of a registration rights agreement that includes a liquidated damages clause. The consensus for EITF No. 05-4 has not been finalized. During March and April 2005, the Company sold convertible preferred stock with a registration rights agreement and warrants in connection with a private placement (see Note 15). Based on the interpretive guidance in EITF Issue No. 05-4, view C, since the registration rights agreement includes provisions for liquidated damages, the Company determined that the registration rights are a derivative liability. However due to the registration statement becoming effective in August 2005 and other relevant factors, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued

In June 2005, the Emerging Issued Task Force of the FASB (“EITF”) reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 30, 2005. EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

On September 28, 2005, the FASB ratified the following consensus reached in EITF Issue 05-8 (“Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature”) (“EITF 05-8”): a) The issuance of convertible debt with a beneficial conversion feature results in a basis difference in applying FASB Statement of Financial Accounting Standards SFAS No. 109, Accounting for Income Taxes. Recognition of such a feature effectively creates a debt instrument and a separate equity instrument for book purposes, whereas the convertible debt is treated entirely as a debt instrument for income tax purposes. b) The resulting basis difference should be deemed a temporary difference because it will result in a taxable amount when the recorded amount of the liability is recovered or settled. c) Recognition of deferred taxes for the temporary difference should be reported as an adjustment to additional paid-in capital. This consensus is effective in the first interim or annual reporting period commencing after December 15, 2005, with early application permitted. The effect of applying the consensus should be accounted for retroactively to all debt instruments containing a beneficial conversion feature that are subject to EITF Issue 00-27 , “Application of Issue No. 98-5 to Certain Convertible Debt Instruments” (and thus is applicable to debt instruments converted or extinguished in prior periods but which are still presented in the financial statements). The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

In September 2005, the EITF reached consensus on, Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments” (“EITF 05-7”) beginning in the first interim or annual reporting period beginning after December 15, 2005. Early application of this guidance is permitted in periods for which financial statements have not yet been issued. The disclosures required by Statement 154 should be made excluding those disclosures that require the effects of retroactive application. EITF 05-7 is not expected to have a material effect on the Company’s consolidated financial position.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Acquisitions

 Acquisition of Tech Aviation Service, Inc.
On March 31, 2005, FBO Air purchased 100% of the outstanding shares of Tech Aviation Service, Inc. (“Tech Aviation”), a fixed base operator conducting business in the Northeast. Under the terms of the acquisition agreement, FBO Air paid cash at closing of approximately $2,256,000, applied a deposit of $10,000 and issued notes payable to the Tech Aviation stockholders with a face value aggregating $500,000. The notes bear no stated interest. The notes were discounted at a market interest rate of 5% per annum and recorded at the net discounted value of $432,948. These notes are to be repaid with five annual payments aggregating $100,000 annually, beginning on March 31, 2006.

All assets and liabilities of Tech Aviation have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $1,958,000. Identifiable intangible assets included trade names and customer relationships of $100,000 and $20,000, respectively. Trade names have an indefinite life. Customer relationships will be amortized over an estimated useful life of three years.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Acquisitions, continued

The following table details the allocation of the purchase price:

Fair Value
Cash	$167,329
Accounts receivable	237,117
Inventory	99,752
Prepaid expenses	52,331
Equipment	579,785
Intangible assets - trade names	100,000
Intangible assets - customer relationships	20,000
Goodwill	1,838,284
Accounts payable and accrued expenses	(334,776)
Long term debt	(60,681)

Total	$2,699,141

FBO Air purchased Tech Aviation on March 31, 2005. Therefore, the results of Tech Aviation from April 1, 2005 through December 31, 2005 are reflected in the Company’s results for the year ended December 31, 2005.

 Acquisition of Central Plains Aviation, Inc.
On March 31, 2005, a subsidiary of FBO Air purchased certain assets of Central Plains Aviation, Inc. (“Central Plains”), a fixed base operator conducting business in Kansas. Under the terms of the acquisition agreement, FBO Air paid cash at closing of $466,000 and issued a note payable to the Central Plains shareholder for $240,000. This note matures in September 2006, bears an interest rate of 5% per annum, and is payable in six quarterly installments of approximately $42,000 each, with the first installment due June 30, 2005.

The Central Plains assets have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $560,000. Identifiable intangible assets included customer relationships of $30,000. Customer relationships will be amortized over an estimated useful life of three years.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Acquisitions, continued

The following table details the allocation of the purchase price:

Fair Value
Inventory	$30,952
Equipment	115,000
Intangible assets - customer relationships	30,000
Goodwill	530,000

Total	$705,952

A subsidiary of FBO Air purchased certain assets of the former Central Plains on March 31, 2005. Accordingly, the results of Central Plains from April 1, 2005 through December 31, 2005 are reflected in the Company’s results for the year ended December 31, 2005.

 Acquisition of Airborne, Inc.
On September 23, 2005, FBO Air purchased 100% of the outstanding shares of Airborne, Inc. (“Airborne”), a charter management company conducting business in the Northeast. Under the terms of the acquisition agreement, FBO Air paid cash of $1,400,000 and issued 2,333,334 shares of the Common Stock valued at $630,000 at closing aggregating $2,030,000. The acquisition was funded by proceeds received from the issue of a term note, aggregating $1,500,000, payable to a related party (See Note 10).

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Acquisitions, continued

All assets and liabilities of Airborne have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $2,736,486. Identifiable intangible assets included the trade name, customer relationships and non-compete agreements of $320,000, $310,000 and $280,000, respectively. The trade name has an indefinite life. Customer relationships and the non-compete agreements will be amortized over their estimated life, which is approximately three years.

The following table details the allocation of the purchase price:

Fair Value
Accounts receivable	$2,962,390
Inventory	56,870
Prepaid expenses	33,980
Equipment	458,278
Deposits	1,500
Intangible assets - trade name	320,000
Intangible assets - customer relationships	310,000
Intangible assets - non-compete agreements	280,000
Goodwill	1,826,486
Accounts payable and accrued expenses	(4,119,216)
Debt	(100,288)

Total	$2,030,000

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Acquisitions, continued

 Pro forma
The following table presents the unaudited pro forma combined results of operations of FBO Air, Tech Aviation, Central Plains, and Airborne for each of the years ended December 31, 2005 and 2004, as if the three subsidiaries had been acquired at the beginning of each of the periods, respectively:

	Year Ending December 31, 2005	Year Ending December 31, 2004
Revenues:
Net sales	$25,021,806	$16,749,389

Net loss applicable to common stockholders	$(3,960,441)	$(4,031,998)

Basic and diluted net loss per common share	$(0.32)	$(0.38)

Weighted average of common shares outstanding - basic and diluted	12,442,828	10,487,723

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions had been completed as of the beginning of the years ended December 31, 2005 and 2004, nor are they necessarily indicative of future consolidated results.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Inventory

Inventory consists primarily of aviation fuel, which the Company dispenses to its customers. Inventory amounted to $191,254 as of December 31, 2005.

NOTE 7 - Property and Equipment

Property and equipment as of December 31, 2005 consisted of the following:

	December 31,	Estimated
	2005	Useful Life
Aircraft	$564,785	7 - 15 years
Vehicles	230,000	5 - 7 years
Office furniture and equipment	163,508	7 years
Tools and shop equipment	246,075	7 - 15 years
Leasehold improvements	36,347	7 - 10 years
Total	$1,240,715
Less: accumulated depreciation and amortization	(88,717)
Property and equipment, net	$1,151,998

Depreciation and amortization expense for the years ended December 31, 2005 and 2004 was approximately $89,000 and $0, respectively.

NOTE 8 - Note Receivable

On May 26, 2005, the Company loaned $350,000 as a note receivable to a fixed base operator who was a potential acquisition target of the Company ("the Maker").  The note bears interest at 10% per annum and such interest only shall be paid quarterly, starting upon the three-month anniversary of the secured note.  The note may be prepaid at any time. The Company was granted a security interest in all tangible property, goods and accounts of the Maker. Further, the Company has been granted an option to purchase the FBO owned by Maker, such option to expire one year from date of grant of option.  The Company expected to apply this loan against the potential acquisition and therefore has classified the loan as a non-current asset on the accompanying balance sheet (See Note 20).

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Intangible Assets

Intangible assets consist exclusively of amounts related to the acquisitions of Tech Aviation, Central Plains and Airborne (See Note 5).

The estimated amortization of amortizable intangible assets for the three years ending December 31, 2008 is as follows:

For the years ending December 31,	Total	Non-Compete Agreements	Customer Relationships
2006	$213,000	$93,000	$120,000
2007	213,000	93,000	120,000
2008	160,000	68,000	92,000
Total	$586,000	$254,000	$332,000

During the year ending December 31, 2005, the Company recorded amortization expense related to the acquired amortizable intangibles of approximately $53,500.

The weighted average amortization period for amortizable intangibles is 3.0 years and has no residual value.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Notes Payable

Notes payable - other, at December 31,2005 consisted of:	Outstanding Balance at December 31, 2005
Notes payable to:
Wilkes-Barre/Scranton International Airport, due September 2007	$60,681
Banks - Airborne (See Note 5)	77,733
Sellers - Tech Aviation	432,949
Seller - Central Plains	162,335
Subtotal	733,698

Less: current portion	(296,012)

Total - long term	$437,686

Aggregate annual maturities of long-term debt are as follows:

For the years ending December 31	Total Amount	Acquisition Notes	Other
2006	$296,012	$240,687	$55,325
2007	140,077	82,270	57,807
2008	111,667	86,384	25,283
2009	185,942	185,942	--
Total	$733,698	$595,283	$138,415
Less-current portion	(296,012)
Long-term portion	$437,686

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Term Loan - Related Party

The acquisition of Airborne was funded by a term note payable with a face value of $1,500,000 which matures on March 22, 2006, and bears an annual interest rate of 4.25% through the initial maturity date. FBO Air has elected to exercise the option to extend the maturity date to September 23, 2006, whereupon the promissory note bears an interest rate of 9.25% per annum for the duration of the extended period. Airborne granted the holder a security interest in its accounts receivable, all of its deposit accounts, all monies now and hereafter in the possession or under the control of Airborne or the Company and all products and proceeds of the foregoing personal property. FBO Air’s chairman of the board and an entity owned by one of its other directors are the members of the holder’s entity.

In conjunction with the issuance of the term note, FBO Air also issued a five-year warrant to purchase a total of 1,200,000 shares of the Common Stock at an exercise price of $0.60 per share. The Company allocated $35,000 of the aggregate proceeds from the term notes to the warrant as an original issuance discount, which represented the relative fair value of the warrant at the date of issuance, and amortizes the discount to interest expense over the life of the term note. The amount amortized to interest expense for the year ended December 31, 2005 was approximately $20,000.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Income Taxes

As of December 31, 2005, the Company had federal net operating loss carryforwards of $1.6 million expiring in various years through 2025, portions of which may be used to offset future taxable income, if any. The Company has deferred tax assets arising from such operating losses for which a full valuation allowance has been established since it is more likely than not that the deferred tax assets will not be realized in future periods.

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Income Taxes, continued

The Company’s deferred tax assets and deferred tax liabilities (using a federal corporate income rate of approximately 34%) consisted of the following:

	December 31,
Deferred tax assets:	2005	2004
Operating loss carryforwards	$547,852	$3,638
Allowance for doubtful accounts	75,459	-
Deferred start up costs	92,642	99,259
Property and equipment	7,972	-
Intangible assets	7,025	-
Accrued expenses	23,210	-

Total deferred tax assets	754,160	102,897

Deferred tax liabilities:
Excess of book basis;
Amortizable, intangible assets & goodwill	(9,010)	-
Subtotal	745,150	102,896

Valuation Allowance	(745,150)	(102,896)

Net deferred tax assets	$—	$—
Increase in valuation allowance	$642,254	$102,896

As a result of the Company’s significant operating loss carryforwards and the corresponding valuation allowance, no income tax benefit has been recorded at December 31, 2005 and 2004. The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2005	2004
Tax benefit at statutory rate	(34.0)%	(34.0)%
State income taxes	(6.0)%	(6.0)%
Adjustment to change in valuation allowance	40.0%	40.0%
Effective income tax rate	-	-

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Convertible Notes

In April 2004, FBO Air entered into a convertible note “Agreement” with a group of investors (“Investors”) who purchased five-year, 8% convertible notes in the aggregate principal amount of $400,000 as follows: a) $130,000 upon signing; b) $270,000 upon the later to occur of: 1) the reverse merger transaction and 2) the acquisition of a fixed base operator as defined in the Agreement. The convertible notes were scheduled to mature in April 2009, with interest payable quarterly, beginning with the first interest payment, which was due December 1, 2004. During January 2005, FBO Air entered into an amendment of the Agreement with the Investors whereby the due date of the first interest payment was deferred to the date of closing of the first fixed base operator acquisition.

In April 2004, the Company received proceeds from the sale of the initial $130,000 of convertible notes under the Agreement. During August 2004, October 2004, November 2004, December 2004 and January 2005, the Investors waived one provision under the Agreement and funded the sale of $125,000, $45,000, $40,000, $40,000 and $20,000, respectively, of convertible notes under the Agreement, representing funding of the full amount.

FBO Air had the option to pay interest in cash or shares of the Company’s Common Stock. For the purpose of determining the number of shares to be issued in payment of interest, such shares were to be valued at the average of their fair market value during the five trading days preceding the interest payment date. The notes plus accrued interest were convertible through the maturity date into 40% (at the time of conversion), as defined in the Agreement, of FBO Air’s outstanding shares of the Common Stock. In addition, the holders had certain piggyback registration, tag along and other rights as defined in the Agreement. The Company was required to maintain certain financial and other covenants. On March 31, 2005, the holders converted the entire $400,000 of convertible notes into 4,018,376 shares of the Common Stock.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Senior Secured Notes

In connection with a private placement closed on March 31, April 8 and April 15, 2005, FBO Air issued Senior Secured Notes aggregating $1,496,324 due March 31, 2008 or April 8, 2008 (the ”Senior Secured Notes”) (See Note 15). The Senior Secured Notes were recorded at their pro-rata estimated fair value in relation to the proceeds received on the date of issuance of $291,783. The discount of $1,204,541, recorded for the Senior Secured Notes will be accreted to interest expense over three years using the effective interest method. Accretion of $302,668 was recorded during the year ended December 31, 2005.

The Senior Secured Notes issued on March 31, April 8 and April 15, 2005 carry a maturity date of three (3) years; bear interest at the rate of 10% per annum: are secured by the current and to be acquired assets of FBO Air and its present and future subsidiaries; and are subject to certain covenants of the Company.

NOTE 15 - Stockholders’ Equity

On January 4, 2004 (date of incorporation), the Company capitalized the deficit of $104,393 incurred for the period from January 17, 2003 (date of inception) through December 31, 2003, during which time, prior to incorporation, the Company operated as a proprietorship.

On January 4, 2004, amounts owed to affiliates of $94,818 were contributed to additional paid-in capital.

During June 2004, FBO Air issued 1,906,250 shares of the Common Stock as consideration for services performed by various individuals valued in the aggregate amount of $69,227.

On August 20, 2004, FBO Air issued 1,504,397 shares of the Common Stock in connection with its reverse merger with Shadows Bend and the assumption of existing Shadows Bend liabilities of $19,151. In connection therewith, Shadows Bend’s stockholders approved a 1 for 4 reverse stock split, increased the authorized common shares to 100,000,000 and authorized 10,000,000 shares of preferred stock.

On September 23, 2005, FBO Air issued 2,333,334 shares of the Common Stock at $0.27 per share with a total value of $630,000 in connection with the purchase of Airborne.

During November and December 2005, the Company received cash of $12,847 upon the exercise of warrants to purchase 21,413 shares of the Common Stock.
During October and December 2005, holders of 92 shares of the Convertible Preferred Stock converted their shares and were issued 1,516,667 shares of the Common Stock.

Private Offering
On March 31, April 8 and April 15, 2005, FBO Air issued $1,496,324 in aggregate principal amount of Senior Secured Notes (See Note 14), $2,992,660 (597 shares) of the Series A Convertible Preferred Stock (the “Convertible Preferred Stock”) and warrants (the “Warrants”) to purchase an aggregate of 2,992,660 shares of the Common Stock. This closing resulted in gross proceeds of $4,488,976.

The Senior Secured Notes, the Convertible Preferred Stock and the Warrants were recorded at their pro rata estimated fair value in relation to the proceeds received on the date of issuance. There was a further beneficial conversion feature discount recorded again the fair value of the convertible preferred stock (See below). In connection herewith, the warrants were recorded at a value of $920,060.

In conjunction with this offering, the placement agent was paid cash fees of approximately $508,000 and was granted warrants to purchase approximately 1,297,000 shares of the Common Stock with a fair market value, using the Black Scholes model, on date of issue of approximately $1,758,000. The total of these fees have been capitalized and charged to equity as deferred financing costs to be amortized over a three-year period.

On March 31, 2005, FBO Air sold, in a related private placement, an additional $1,250,000 (250 shares) of the Convertible Preferred Stock and warrants to purchase an aggregate of 625,000 shares of the Common Stock. Of the total sold, $100,000 was received in advance from investors during February 2005. The remaining amount was received in cash at closing. The placement agent received neither cash nor warrant compensation for this issue.

The Convertible Preferred Stock was initially recorded at its stated value of $4,242,660, less the discount amount to record the value of the beneficial conversion feature, as outlined below.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Stockholders’ Equity, continued

The terms of the securities issued on March 31, 2005 are described below:

Series A Convertible Preferred Stock - Mandatorily Redeemable
During February 2005, FBO Air authorized the issuance of 1,000 shares of preferred stock, designated as Series A Convertible Preferred Stock, each share having a Stated Value (“Stated Value”) of $5,000. These shares provide for cumulative dividends at the annual rate of 8%, payable quarterly, and mature three years from the date of issue. The cumulative dividend, at the option of FBO Air, may be paid either in cash or by the issuance of additional shares of the Convertible Preferred Stock.

The holders of the Convertible Preferred Stock and the holders of the shares of the Common Stock vote as a single class, with the holders of the Convertible Preferred Stock having the number of votes based upon the formula for the conversion to shares of the Common Stock, as provided below. The holders of the Convertible Preferred Stock have the right to elect one director to FBO Air’s Board of Directors or to have one observer at Board meetings.

The Convertible Preferred Stock is convertible into shares of the Company’s Common Stock. The shares shall automatically convert upon (a) FBO Air’s realization of gross proceeds exceeding $5,000,000 from the sale of equity securities (a “Qualified Follow-On Offering”), separate and apart from the March and April 2005 Private Offering, or (b) at such time as the traded price of the Common Stock exceeds 2.5 times the Initial Conversion Price (“Conversion Price”) for a period of 20 consecutive trading days and during such period the trading volume each day has exceeded 200,000 shares, and under both (a) and (b), the shares subject to conversion are fully registered shares. At the option of the holder, the shares, in whole or in part, may be converted at any time.

Subject to certain adjustments, as provided in the certificate of designations, the Conversion Price is $0.30 per share. Each share of the Convertible Preferred Stock will convert into that number of shares of the Common Stock determined by dividing the Stated Value of each share of the Convertible Preferred Stock by the Conversion Price. In the case of a mandatory conversion on account of a Qualified Follow-on Offering, then at the option of the holder, the shares shall be converted at (a) the Conversion Price, or (b) at the same price that such securities are being sold in such Qualified Follow-On Offering, with the holder, in this case, also receiving a premium of an additional 10% in the number of such shares. Under certain conditions whereupon FBO Air sells shares of the Common Stock at a price below the Conversion Price, then the Conversion Price shall be reduced, as provided for in the agreement.

On the third anniversary of the original date of issue of the Convertible Preferred Stock, FBO Air shall redeem for cash all remaining outstanding shares at a redemption price equal to the aggregate Stated Value, plus all accrued and unpaid dividends.

In the event of a liquidation of the Company, the holders of the Convertible Preferred Stock then outstanding will be entitled to receive 115% of the stated value of each share, plus any accrued and unpaid dividends.

In connection with the issuance of the Preferred Stock issuance the Company entered into a registration rights agreement.  Under the terms of this registration rights agreement, the Company was to file a Registration Statement with the Securities and Exchange Commission no later than sixty days from the Closing Date and use its best efforts to ensure that this Registration Statement would be declared effective within 120 days from the Closing Date.  In the event that the registration statement is not declared effective or the Company fails to maintain an effective registration, the Company is to pay a cash amount equal to 1% per month of the original investment.  Pursuant to EITF  05-4 the registration rights agreement has all the characteristics of a derivative and, therefore should be accounted for as a liability. However due to the registration statement becoming effective in August 2005 and other relevant factors, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the consolidated financial statements.

Beneficial Conversion Feature
Under the terms of the Convertible Preferred Stock, the holders may convert these securities into the Common Stock of the Company at a fixed price of $0.30, subject to certain anti-dilutive adjustments. At March 31, 2005, the date of issuance, this fixed conversion price represented a discount to the market value of the Company’s Common Stock, which was a quoted price of $1.75 per share. This difference in price is considered a benefit of the conversion feature in the security. This benefit was calculated and its value exceeded the face amount of the issued Convertible Preferred Stock. The Company is required to record the value of this beneficial conversion feature, but at an amount not greater than the face amount of the related Convertible Preferred Stock. Accordingly, the Company has recorded this beneficial conversion feature discount of approximately $4,243,000 as a reduction to the Convertible Preferred Stock and as a credit to additional paid in capital. The beneficial conversion feature discount to the Convertible Preferred Stock will be accreted to its stated value over a three-year period and $1,065,625 in accretion of discount was recorded for the year ended December 31, 2005.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Stockholders’ Equity, continued

Beneficial Conversion Feature, continued
During the year ended December 31, 2005, 92 shares of the Convertible Preferred Stock were converted to 1,516,667 shares of the Common Stock, and unamortized discounts aggregating $345,722 associated with the converted shares have been charged to accumulated deficit. Total accretion of discount for the year ended December 31, 2005 was $1,411,347 and was reflected as a deemed dividend to the preferred stockholders

Under a mandatory redemption provision, FBO Air is required to redeem the Convertible Preferred Stock by March 31, 2008, if not already converted by the holders into the Common Stock. The shares shall be redeemed at their stated value of $5,000 per share.

As of December 31, 2005, dividends of $254,122 have been accrued on the Convertible Preferred Stock. No dividends were declared or paid on July 1, 2005 and September 1, 2005 because, on such dates, the total assets of the Company did not exceed the sum of its total liabilities and the liquidation preference on the Convertible Preferred Stock. Under Nevada law, no dividends may be declared or paid under such circumstances, so the dividends were accrued.

Warrants
On March 31, April 8 and April 15, 2005, FBO Air issued warrants to purchase shares of the Common Stock aggregating approximately 3,620,000 to investors and 1,296,000 to the placement agent. Each warrant, which vests immediately, provides a five-year right to purchase a share of the Common Stock at the initial exercise price (the “Warrant Exercise Price”) of $0.60 per share, with such price and the number of shares to be adjusted in the event of stock splits and certain other events, as provided in the agreement, and upon the sale by FBO Air of additional equity securities at a price below the Warrant Exercise Price. At the option of FBO Air, the warrants may be redeemed at any time, in whole, but not in part, at a price of $0.01 per share provided that: (a) there is an effective registration statement covering the resale of the warrant shares; (b) the volume weighted average closing price of the Common Stock for the prior 20 trading days is not less than 250% of the Warrant Exercise Price; and (c) the average daily trading volume of FBO Air’s Common Stock is not less than 200,000 shares per day during such 20-day trading period.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Stockholders’ Equity, continued

Warrants, continued
On September 23, 2005, FBO Air issued a warrant to purchase shares of the Common Stock totaling 1,200,000 to a lender in conjunction with the issuance of a term note. The warrant, which vested immediately, was issued to an entity owned by FBO Air’s chairman and an affiliate of another director. The warrant provides a five-year right to purchase a share of the Common Stock at the initial exercise price (the “Warrant Exercise Price”) of $0.60 per share, with such price and the number of shares to be adjusted in the event of stock splits and certain other events, as provided in the agreement, and upon the sale of additional equity securities at a price below the Warrant Exercise Price. At the option of FBO Air, the warrant may be redeemed at any time, in whole, but not in part, at a price of $0.01 per share provided that: (a) there is an effective registration statement covering the resale of the warrant shares; (b) the volume weighted average closing price of the Common Stock for the prior 20 trading days is not less than 250% of the Warrant Exercise Price; and (c) the average daily trading volume of the Common Stock is not less than 200,000 shares per day during such 20-day trading period.

A summary of the status of the Company’s warrants and the changes during the years then ended December 31, 2005 and 2004 is presented in the table below:

	Number of	Weighted Average
	Warrants	Exercise Price
Balance, January 1, 2004	-	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-

Balance, December 31, 2004	-	$-
Granted	6,116,534.60
Exercised	(21,413)	.60
Forfeited	-	-

Balance, December 31, 2005	6,095,121	$.60

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Stockholders’ Equity, continued

Warrants, continued
A summary of the Company’s stock warrants outstanding and exercisable at December 31, 2005 is presented in the table below:

Exercise Price	$.060

Outstanding	6,095,121

Weighted average remaining contractual life of warrants outstanding (in years)	4.5

Exercisable	6,095,121

Stock Options
During September 2004, the Board of Directors granted options to purchase an aggregate of 150,000 shares, 25,000 to each of the four independent directors and 50,000 to a consultant/stockholder of FBO Air. These options have an exercise price of $0.01 per share and expire four years from the date of grant. These options vested at the first anniversary of the date of grant. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation measurement of equity awards is based on their fair value. The fair market value of these options estimated at the date of grant using the Black-Scholes option pricing model was not deemed material.

Effective April 1, 2005, the Board of Directors granted options to purchase an aggregate of 750,000 shares of the Common Stock. An option expiring March 31, 2010 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, who was elected as a Vice Chairman of the Board and the Chief Operating Officer of FBO Air; (ii) Jeffrey M. Trenk, who was elected as a Vice Chairman of the Board and the Executive Vice President of Business Development of FBO Air and (iii) Ronald J. Ricciardi, the President and Chief Executive Officer of FBO Air. These options are exercisable at $1.60 per share, the closing sales price on April 1, 2005, and vested immediately upon the grant date.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Stockholders’ Equity, continued

Stock Options, continued
Effective September 23, 2005, the Board of Directors granted to John H. Dow, employed in the office of Chief Executive of Airborne, an option expiring September 23, 2010 to purchase 250,000 shares of the Common Stock,. The option is exercisable at $0.33 per share, the closing sales price on September 22, 2005, and vested immediately upon the grant date.

During December 2005, the Board of Directors approved the 2005 Stock Option Plan (the “Plan”). The Plan is administered by FBO Air’s compensation committee and provides for 7,500,000 shares of Common Stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate. The Plan provides for the awards of incentive and non-statutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of Common Stock, as determined by the Committee, on the grant date.

Effective December 13, 2005, four non-employee directors were granted options under the plan, expiring three years after date of grant to purchase, in the aggregate, 100,000 shares of the Common Stock. These options are exercisable at $.64 and vest one year from date of the grant.

A summary of the status of the Company’s stock option activity is presented in the table below:

		Weighted
	Number of Options	Average Exercise Price
Balance, January 1, 2004	-	$-
Granted	150,000.01
Exercised	-	-
Forfeited	-	-

Balance, December 31, 2004	150,000	$.01
Granted	1,100,000	1.22
Exercised	-	-
Forfeited	-	-

Balance, December 31, 2005	1,250,000	$1.08

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Stockholders’ Equity, continued

Stock Options, continued
A summary of the Company’s stock options outstanding and exercisable at December 31, 2005 is presented in the table below:

	Option exercise price				Total

	$.01	$0.33	$0.64	$1.60

Outstanding	150,000	250,000	100,000	750,000	1,250,000

Weighted average remaining contractual life of options outstanding (in years)	2.75	4.75	2.75	4.25

Exercisable	150,000	250,000	0	750,000	1,150,000

NOTE 16 - Employee Benefit Plan

Tech and Airborne both maintained 401k plans prior to their acquisition by FBO Air. Those plans are in the process of being merged and will cover all employees. The newly merged FBO Air Plan will require the Company to match 50% of each participant's contribution up to 6% of salary. The Company's contribution vests over a five-year period on a twenty percent per year basis. The Company's contribution to the plans totaled approximately $10,000 for the year ended December 31, 2005.

NOTE 17 - Commitments and Contingencies

Operating Leases

The Company leases facilities from the City of Garden City, Kansas. Effective on April 1, 2005 and in conjunction with the Company’s purchase of the fixed base operator assets in Garden City, Kansas, the Company executed a new lease which provides for: (a) a ten-year lease term expiring March 31, 2015, with two five-year renewal periods; (b) a base rent of $1,550 and $1,750 per month for years one through five and years six through ten of the lease, respectively. In addition a fuel flowage fee of $.06 per gallon of fuel received by the Company will be due monthly. The fuel flowage fee is to be reviewed annually by the Garden City Regional Airport, the City of Garden City, and the Company.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - Commitments and Contingencies, continued

Operating Leases, continued

Future minimum rental payments under the Company’s operating leases are as follows for both related and non related parties:

For the year ended		Related
December 31,	Total	Party	Other
2006	$260,582	$160,582	$100,000
2007	254,182	160,582	93,600
2008	254,182	160,582	93,600
2009	254,182	160,582	93,600
2010	255,982	160,582	95,400
2011 and thereafter	1,876,356	1,605,820	270,536
TOTAL	$3,155,466	$2,408,730	$746,736

The Company leases a facility under the terms of a Fixed Base Operator’s Lease and Operating Agreement with the Wilkes-Barre/Scranton International Airport. The agreement is for an initial term of ten years with two five-year renewal periods. The agreement requires payment of monthly rents of $6,250 plus additional payments based on certain of the Company’s revenues. These include per-gallon fees for certain fuel sales and commissions on landing, parking, tie-down and other types of fees charged by the Company to its aviation customers.

The Company leases its facilities in Elmira, New York from an officer of the Company and a related party. The term is 15 years (subject to renewals at the option of Airborne at least 60 days prior to the expiration of the term). The annual rent is $160,582, payable in advance in equal monthly installments of $13,382. Beginning on the fifth anniversary of the commencement date of the lease, and annually each year thereafter, the annual rent shall increase or decrease by the increase or decrease in the applicable Consumer Index Price. The Company has paid a $25,000 security deposit with respect to this lease. During the year ended December 31, 2005, the Company paid approximately $43,000 in rent expense under this lease.

The Company leases refueling trucks and airplanes. The refueling trucks lease on a month-to-month basis. As of December 31, 2005, the refueling truck lease required monthly rental payments of approximately $6,000. Several airplane leases require monthly rental payments based upon the number of hours that the planes are used.

Consulting Agreement
The Company entered into a six-month engagement agreement (the “Consulting Agreement”) with a financial advisor in April 2004, whereby the financial advisor was to provide advisory services for financial structuring and planning, bridge financing, special situation transactional services and private equity financing. The Consulting Agreement called for an initial fee of $15,000 plus $5,000 per month for six months, payable after the closing of the first fixed base operator acquisition (which occurred on March 31, 2005). Included in accrued expenses at December 31, 2005 is an obligation of $45,000 pursuant to this Consulting Agreement.

Employment Agreements
On March 31, 2005, the Board of Directors authorized execution of the First Amendment effective April 1, 2005 (the "First Amendment") to the employment agreement (the “Ricciardi Employment Agreement’) for Ronald J. Ricciardi, FBO Air’s President and CEO. The First Amendment provided that Mr. Ricciardi's employment under the Ricciardi Employment Agreement was effective April 1, 2005 and will continue for three years thereafter subject to automatic one-year renewals. The First Amendment increased his base salary to $175,000. Mr. Ricciardi is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005.

On March 31, 2005, FBO Air entered into an employment agreement dated as of April 1, 2005 (the "Ettinger Employment Agreement") with Robert J. Ettinger. Pursuant to the Ettinger Employment Agreement, Mr. Ettinger is employed as the Chief Operating Officer of FBO Air and as the President of its executive jet management group. The term of the Ettinger Employment Agreement is for three years, which commenced April 1, 2005, and thereafter automatically renews for additional one-year periods. Mr. Ettinger's base annual salary is $150,000 and he is guaranteed an annual bonus payment of $100,000, both the salary and the bonus payment to be paid in equal monthly installments. In addition, he may receive an annual performance bonus based on the Board's evaluation of the Company's (particularly the Division's) performance and his performance. Mr. Ettinger is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - Commitments and Contingencies, continued

Employment Agreements, continued
On March 31, 2005, FBO Air elected Jeffrey M. Trenk as an officer of FBO Air, terminated Mr. Trenk’s consulting agreement and entered into an employment agreement with Mr. Trenk dated April 1, 2005 (the "Jeffrey Trenk Employment Agreement"). Pursuant to the Jeffrey Trenk Employment Agreement, Mr. Trenk is employed as the Executive Vice President of Business Development of FBO Air. The term of the Jeffrey Trenk Employment Agreement is for three years, which commenced April 1, 2005, and thereafter automatically renews for additional one-year periods. Pursuant to Jeffrey Trenk Employment Agreement, Mr. Trenk's base annual salary is $175,000. In addition, he is eligible to receive annually an incentive bonus equal to three percent of the Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) of the Company earned by meeting or exceeding the annual plan for EBITDA developed by management and approved by the Board annually. Mr. Trenk is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005.

On September 23, 2005, the Airborne and FBO Air entered into an employment agreement dated as of September 23, 2005 (the "Dow Employment Agreement") with John H. Dow. Pursuant to the Dow Employment Agreement, Mr. Dow is employed in the office of Chief Executive of Airborne. The term of the agreement is for three years, which commenced September 23, 2005, and thereafter automatically renews for additional one-year periods. Mr. Dow's base annual salary is $150,000. In addition, he may receive an annual performance bonus based on the Board's evaluation of Airborne’s performance and his performance. Mr. Dow is to be granted an option each September 23 during the initial term to purchase 250,000 shares of the Common Stock, commencing September 23, 2005.

Litigation
In early 2005, FBO Air was served with a complaint which names FBO Air, among others, as a defendant in a suit brought by a broker-dealer, seeking approximately $100,000 in damages arising from Shadows Bend canceling a stock certificate in the year 2002. Captioned Institutional Capital Management, Inc. vs Michael W. Sciacchetano, et. al., the suit is currently pending in the 215th Judicial District Court, Harris County, Texas. On March 28, 2005, FBO Air filed a general denial. Discovery is in the initial stages and mediation is set for mid-May 2006. FBO Air disputes the allegations and intends to vigorously defend itself in this matter.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - Commitments and Contingencies, continued

Litigation, continued
On May 19, 2005, New World Aviation, Inc. (“New World”) instituted an action in the Supreme Court of the State of New York, County of New York, captioned “New World Aviation, Inc., Plaintiff, against Robert J. Ettinger, individually, and FBO Air, Inc., Defendants.” Since April 1, 2005, Mr. Ettinger has been the Chief Operating Officer of FBO Air and, since March 31, 2005, and also a director. Until March 25, 2005, when he resigned, Mr. Ettinger had served as President (since October 15, 1998) of New World. In its amended complaint New World is seeking (a) to enjoin the Defendants from soliciting New World’s clients and employees allegedly using the confidential information which Mr. Ettinger learned in his “high-level position with New World” and (b) damages in an amount to be determined at trial against Mr. Ettinger for his alleged breach of fiduciary duties to New World. On June 20, 2005, FBO Air and Mr. Ettinger answered the complaint, asserting as affirmative defenses that (a) New World had forced Mr. Ettinger’s resignation by reneging on its promise to pay him a bonus for 2004, (b) New World is partly responsible for any alleged damages, (c) the identity of actual and potential New World clients is available from publicly available records, (d) any putative damages sustained by New World were caused by New World and third parties and (2) New World’s claims are barred by the statute of fraud. Mr. Ettinger also filed a counterclaim against New World for $25,000 relating to the 2004 bonus, to which New World has asserted certain affirmative defenses.

On September 6, 2005, the court denied New World’s motion for preliminary injunctive relief, which sought to bar the Company from soliciting New World’s customers or employees. The court also denied FBO Air’s motion for summary judgment. Despite such denial, based on the opinion of Wachtel & Masyr, LLP (a related party), its trial counsel, the Company is of the opinion that the likelihood of an adverse judgment against the Company or Mr. Ettinger is remote.

Management believes that the Company has good defenses and intends to vigorously contest these claims asserted against it.  However, the Company is unable to predict the outcome of these claims and, accordingly, no adjustments have been made in the consolidated financial statements in response to these claims.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - Client and Segment Data

The Company’s operations are conducted through two divisions - FirstFlight, which handles the charter management activities, and Tech Aviation, which operates the FBO business. Charter management is the business of providing on-call passenger (and/or cargo) air transportation. The Company implements charter services through a fleet of managed aircraft - owned by another person or entity for which FirstFlight provides regulatory and maintenance oversight while offering charter services. An FBO is the primary provider of services such as the fueling, hangaring, maintenance and repair to private/general aviation aircraft operators.

The FirstFlight division has its main facility in Elmira, New York and became part of the Company through the acquisition on September 23, 2005 of Airborne.

The following tables summarize financial information about the Company’s business segments for the year ending December 31, 2005 (in thousands):

For the Year Ending December 31, 2005
	Tech Aviation "FBO"	FirstFlight "Charter"	Corporate	Consolidated
Revenues	$4,546	$9,260	$-	$13,806

Income (Loss) from Operations	$140	$19	$(1,645)	$(1,486)

Identifiable Assets	$3,938	$7,480	$476	$11,894

Depreciation and Amortization	$71	$74	$-	$145

Interest Expense	$-	$-	$(466)	$(466)

Capital Expenditures	$81	$7	$-	$88

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - Related Party Information

During the Company's fiscal year ended December 31, 2004, Jeffrey M. Trenk (and his affiliates) and Ronald J. Ricciardi, as promoters of the Company, provided funds and services to the Company valued at $132,186 and $31,860, respectively, in exchange for the receipt of 1,536,573 and 369,677 shares, respectively, of the Common Stock. Mr. Trenk is currently the Executive Vice President for Business Development and a director of the Company. Mr. Ricciardi is currently the President, the Chief Executive Officer and a director of the Company. Airborne leases its principal facility in Elmira, NY from John H. Dow, an officer of the Company and a director of FBO Air, and his wife. See Note 17 to the consolidated financial statements. During the year ended December 31, 2005, the Company paid approximately $43,000 in rent to Mr. Dow. Airborne manages an aircraft owned by the family of William B. Wachtel, FBO Air’s chairman of the board and for which the amount due included in our accounts payable at December 31, 2005 amounted to approximately $179,000. During the year ended December 31, 2005 we recorded revenues and expenses of $1,300,000 and $1,100,000, respectively, related to our management of this aircraft.

On September 23, 2005, FBO Air issued a note payable to a holder, for which Mr. Wachtel and an entity owned by one of its other directors are the members of the holder's entity. This note payable has a face value of $1,500,000 and for the initial period of 180 days, bears an annual interest rate of 4.25%. Effective March 22, 2006, the initial maturity date, FBO Air has elected to extend the maturity to September 23, 2006 with an interest rate of 9.25% per annum applicable to the extended period. Airborne granted the holder a security interest in its accounts receivable, all of its deposit accounts, all monies now and hereafter in the possession or under the control of Airborne or FBO Air and all products and proceeds of the foregoing personal property. During the year ended December 31, 2005, the Company recorded interest costs of approximately $17,000 under this note payable obligation.

Mr. Wachtel is also a senior partner of Wachtel & Masyr, LLP, corporate counsel to the Company. During the year ended December 31, 2005 and 2004, the Company was billed for legal services of approximately $300,000 and $98,000. At December 31, 2005, we have recorded in accrued expenses an obligation for legal fees of approximately $341,000 related to these legal services.

NOTE 20 - Subsequent Events

As discussed in Note 8, the Company loaned $350,000 as a note receivable to Maker, a fixed base operator who was a potential acquisition target of the Company.   The Company was expected to apply this loan against the potential acquisition and therefore has classified the loan as a non-current asset on the accompanying balance sheet. On February 1, 2006, having declined to pursue the acquisition, the Company negotiated revised repayment terms whereby the Maker made a $200,000 cash payment with the balance of the principal, plus unpaid interest and our legal fees for a total of about $174,000, to be paid over a twenty-four month period with interest at a rate of six percent (6%) to be paid quarterly and the principal balance due upon maturity.

During January 2006, in settlement of certain obligations which were accrued at December 31, 2005, the Company paid $25,000 and issued 25,000 shares of the Common Stock to a former consultant.

During the period January through March 2006, 120 shares of the Convertible Preferred Stock were converted to 2,000,001 shares of the Common Stock.

During the period January through March 2006, holders exercised stock options, whereupon FBO Air  issued 207,435 shares of the Common Stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's principal executive officer, who is also the acting principal financial officer, has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report on Form 10-KSB. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed below. Based upon his evaluation, the principal executive officer, who is also the acting principal financial officer, has concluded that the Company's disclosure controls and procedures were not effective.

This material weakness is the lack of the necessary corporate accounting resources. On March 31, 2005, the Company completed the first two acquisitions of its business plan and on September 23, 2005, we completed the third acquisition. The Company has limited accounting personnel and is currently building its accounting infrastructure. In the meantime, the Company employs a financial consultant who works closely with the Company's Chief Executive Officer and other senior managers of the organization to gather the required information and to prepare the periodic financial statement and public filings. Reliance on these limited resources impairs our ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. Our Company's Chief Executive Officer has concluded that the disclosure controls and procedures are not effective, given the foregoing material weakness. The Company is currently seeking to hire a qualified full time Chief Financial Officer. In addition, as the Company grows, and as resources permit, we project that the new Chief Financial Officer will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting and Sarbanes-Oxley Section 404 compliance.

We believe that, for the reasons described above, we will be able to improve our financial reporting and disclosure controls and procedures and remedy the material weakness identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 8B.  Other information

There are no items required to be disclosed on Current Report on Form 8-K during the quarter ended December 31, 2005 that were not so reported.

Part III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table contains certain information related to the directors and executive officers of FBO Air as of March 31, 2006:

Name	Age	Position

Ronald J. Ricciardi	44	President, Chief Executive Officer and a director

John H. Dow	51	Office of CEO/FirstFlight and a director

Jeffrey M. Trenk	53	Executive Vice President for Business Development and a director

Robert J. Ettinger	45	Office of CEO/FirstFlight and a director

William B. Wachtel	51	Director, Chairman of the Board

William R. Colaianni	59	Director

Jeffrey B. Mendell	52	Director

Alvin S. Trenk	76	Director

Mr. Ricciardi is also currently serving as Acting Chief Financial Officer pending the hiring of an officer to serve in such capacity.

Each director of FBO Air is elected to serve until the next Annual Meeting of Stockholders or until his successor is elected and shall have qualified. The directors intend to call an Annual Meeting of Stockholders later in 2006. Each officer of FBO Air is elected by the Board of Directors to serve at the discretion of the Board.

Business History

William B. Wachtel - Chairman of the Board

Mr. Wachtel was elected as a director of FBO Air and its Chairman of the Board on March 31, 2005.

Mr. Wachtel has been a managing partner of Wachtel & Masyr, LLP, or its predecessor firm (Gold & Wachtel, LLP), since its founding in August 1984. Such firm serves as corporate counsel to the Company. He is a co-founder of the Drum Major Institute, an organization carrying on the legacy of the late Reverend Martin Luther King, Jr.

Ron Ricciardi - President & CEO, Director

Mr. Ricciardi was elected as the President and a director of the Arizona FBO Air since its inception, and designated as its Chief Executive Officer on January 2, 2004 and was elected the President and a director of FBO Air and designated as its Chief Executive Officer effective with the Reverse Merger on August 20, 2004.

Mr. Ricciardi is a senior executive with extensive general management experience in entrepreneurial and large companies. Before joining the Arizona FBO Air, Mr. Ricciardi was President & CEO of P&A Capital Partners, Inc., an entertainment finance company established to fund the distribution of independent films. Mr. Ricciardi was also co-founder, Chairman and CEO of a high technology service provider for which he developed a consolidation strategy, negotiated potential merger/acquisition candidates, prepared private placement materials and executed numerous private, institutional and venture capital presentations. After a management career at Pepsi-Cola Company and the Perrier Group of America, Mr. Ricciardi was President & CEO of Clearidge, Inc., a leading regional consumer products company, where he provided strategic and organizational development, and led a consolidation effort that included 14 transactions, which more than tripled company revenue over four years.

John H. Dow - Office of the Chief Executive/FirstFlight, Director

Mr. Dow was elected as a director of FBO Air on September 23, 2005.

Mr. Dow formed Airborne, Inc. d/b/a FirstFlight Management in 1987, shortly after he acquired B & F Brake and Wheel Service. In 1989, he expanded FirstFlight’s services by adding a charter brokerage division to his management, charter and aircraft sales capabilities. In 1992, FirstFlight successfully developed and received worldwide FAR Part 135 Certification. Mr. Dow is a licensed pilot with an Air Transport Type rating in Gulfstream aircraft. He is a member of the National Business Aviation Association Operations Committee as well as the National Air Transport Association and served on the aviation committee for the Elmira/Corning Regional Airport.

Jeffrey M. Trenk - Executive Vice President of Business Development, Director

Mr. Trenk was elected as Executive Vice President of Business Development and a director of FBO Air on March 31, 2005.

Mr. Trenk is a founder of the Arizona FBO Air and, prior to his election as an executive officer and director of FBO Air, had served as a consultant to FBO Air through its formative and capitalization stage. Before founding the Arizona FBO Air, Mr. Trenk built a chain of dry-cleaning operations through a series of acquisitions and then re-focused the organization to become one of the largest providers of dry-cleaning services to the hospitality industry in Arizona, serving over 200 hotels. After three years and 10 acquisitions, Mr. Trenk sold the business in a private transaction. Before and after the dry-cleaning consolidation, Mr. Trenk was a consultant to numerous investment banking concerns and public companies focusing on capital structure, strategic direction and management/organizational issues. For a period in late 2001 through early 2002 he was a consultant to FBO Air when it was named Shadows Bend.

In 2001, Mr. Trenk pled guilty to one count of conspiracy to commit commercial bribery stemming from an incident in 1996. Mr. Trenk has paid his fine and assessment of $2,100, served his probation and has no restrictions as a result of his conviction. FBO Air’s Board of Directors has reviewed the 1996 incident and, after careful deliberation, determined that the issues associated with this past event were not of sufficient import to turn away from the skills that Mr. Trenk could bring to the Company.

Robert J. Ettinger - Office of the Chief Executive/FirstFlight, Director

Mr. Ettinger was elected as a director of FBO Air on March 31, 2005.

Mr. Ettinger is a senior aviation expert who has a long history in managing aviation companies and corporate flight departments. From 1998 to March 2005, he was President of New World Aviation, Inc. (“New World”), a company engaged in the business of managing, maintaining and chartering third-party owned jet aircraft. Prior to New World, Mr. Ettinger held senior management positions with a number of aviation firms: PAB Aviation, Inc. as Vice President/Director of Sales from 1992 to 1998; TPI International Airways as Executive Vice President from 1989 to 1992; Island Helicopter Corp. as General Manager - Sales and Operations from 1987 to 1989; Skyster International as Vice President Sales & Marketing from 1986 to 1987; and National Airlines as General Manager - Aircraft Scheduling/Fleet Planning and later Director of Government Contracts from 1983 to 1986.

Alvin Trenk - Director

Mr. Trenk was elected as a director and Chairman of the Board of FBO Air effective with the Reverse Merger on August 20, 2004.

Mr. Trenk has served as Chairman & CEO of Air Pegasus since 1981 and, from 1997 to 2003, as Chairman, President & CEO of Sightseeing Tours of America, Inc. and Liberty Helicopters, Inc., privately held corporations operating public use heliports in New York and providing helicopter air tours and charter and air services. Mr. Trenk has also been Chairman & CEO of TechTron, Inc. since 1980. TechTron is a privately owned holding company with investment emphasis on emerging global market opportunities. From 1976 to 1980, Mr. Trenk was Vice Chairman of Kenton Corporation, a diversified publicly traded corporation where he was also President & CEO of Charles Town Turf Club, owner and operator of thoroughbred race tracks in West Virginia; and Chairman & CEO of International Health Company, which owned and operated a national chain of artificial kidney centers.

William R. Colaianni - Director

Mr. Colaianni was elected as a director of FBO Air on September 1, 2004.

Mr. Colaianni is currently a member of Holding Capital Group LLC, a private investment banking firm that invests in smaller middle market private companies. Holding Capital has been in business for over 25 years and has made investments in over 300 deals, Mr. Colaianni joined the firm in 1983. Structuring and financing of unique transactions is Holding Capital’s expertise. Mr. Colaianni also sits on the board of directors for seven privately-held companies and is the President of a $35 million veneer and plywood company in Georgia.

Prior to joining Holding Capital, Mr. Colaianni was Chief Operating Officer of Addidas Sports and Leisure, and was President of Pony footwear. He was also a Vice President for Bankers Trust Company, New York, in charge of asset based lending. Before beginning his professional career, Mr. Colaianni was a captain in the US Army.

Jeffrey B. Mendell - Director

Mr. Mendell was elected as a director of FBO Air on September 1, 2004.

Mr. Mendell is, and has been since 1983, the Chairman & CEO of JBM Realty, a private real estate company headquartered in Greenwich, CT., which is active in the development, financing and sale of residential and commercial properties. His most recent project was the development of Greenwich Shore, a luxury rental apartment project overlooking Long Island Sound in Greenwich, CT.

Earlier in his career, Mr. Mendell was an executive with Citicorp Real Estate, Inc. in New York City and he is a licensed real estate broker in the State of New York

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of William R. Colaianni, Chairman, and Jeffrey B. Mendell; the Compensation Committee comprised of Jeffrey B. Mendell, Chairman, and Alvin S. Trenk, and the Nominating Committee comprised of Alvin S. Trenk, Chairman, Jeffrey B. Mendell and Jeffrey M. Trenk.

The Nominating Committee was formed in December 2005 with the mandate to seek additional qualified independent directors.

Code of Ethics

The Company is in the process of developing and implementing a Code of Ethics policy.

 Family Relationships

Jeffrey M. Trenk, the Executive Vice President for Business Development and a director since March 31, 2005, is the son of Alvin S. Trenk, another director of FBO Air since August 20, 2004. There are no other family relationships among the directors and the executive officers of the Company.

Other Directorships

William B. Wachtel is a director of Hanover Direct, Inc., the Common Stock of which is registered pursuant to Section 12(b) of the Exchange Act, but is currently trading on the Pink Sheets. Hanover Direct is engaged in the catalog business.

Compliance with Section 16(a) of the Exchange Act

FBO Air has not registered as yet its Common Stock or any other class of equity security under Section 12 of the Exchange Act and, accordingly, its executive officers and directors are not subject to the reporting requirements of Section 16(a) of the Exchange Act. In anticipation that the Company will, within the foreseeable future, register under Section 12 of the Exchange Act, its executive officers and directors have been voluntarily filing reports as if they were subject to Section 16(a).Had compliance been mandatory, each of Robert J. Ettinger and Jeffrey M. Trenk would have been one day late in filing his Form 3 upon his election as an executive officer and director on March 31, 2005; William B. Wachtel would have been two days late in filing his Form 3 upon his election as a director on March 31, 2005; and Ronald J. Ricciardi would have been one day late in filing his form 4 (one option grant on March 31, 2005).

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal year ended December 31, 2005. The following table sets forth the annual compensation paid by the Company for services performed on the Company's behalf for the fiscal years ended December 31, 2003, 2004 and 2005, with respect to those persons who were, as of December 31, 2005, the Company's chief executive officer and those other officers whose total annual salary and bonus exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Bonus ($)	Other Annual Compensation	Securities Underlying Options (Number of Shares	All Other Compensation
Ronald J. Ricciardi, President and Chief Executive Officer	2005 2004 2003	162,500 73,000 -	- - -	- - -	250,000 - -	- - -

Robert J. Ettinger, Office of the Chief Executive / FirstFlight	2005 2004 2003	112,500 - -	75,000 - -	- - -	250,000 - -	- - -

Jeffrey M. Trenk, Executive VP	2005(2) 2004(2) 2003	162,500 - -	- - -	- - -	250,000 50,000 -	21,300 84,600 -

John H. Dow, Office of the Chief Executive / FirstFlight	2005(3) 2004 2003	37,500 - -	25,000 - -	- - -	250,000 - -	- - -

1.	Mr. Ricciardi and Mr. Trenk are compensated at an annual equivalent compensation of $175,000. Mr. Ettinger and Mr. Dow are compensated at an annual equivalent compensation of $250,000.

2.
As indicated in the section captioned “Employment Agreements” in this Section 10, Mr. Trenk was a consultant to FBO Air through March 31, 2005. The fiscal 2005 totals in the table reflect compensation as both a consultant and an executive officer, while the fiscal 2004 totals in the table reflect his service only as a consultant.

3.
As indicated in the section captioned “Employment Agreements” in this Section 10, Mr. Dow’s employment agreement with Airborne, a subsidiary of FBO Air, began on September 23, 2005 when Airborne was acquired by FBO Air. The fiscal 2005 totals in the table reflect only his compensation in fiscal 2005 as paid by the Company while he was an employee.

Directors’ Compensation

Directors who are not employees of the Company are entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee member, respectively. In addition, each outside director is granted an option to purchase shares of the Common Stock. On September 30, 2004, each received an option expiring September 29, 2008 to purchase 25,000 shares with an exercise price of $0.01. This option did not become exercisable until September 30, 2005. On January 11, 2006, Mr. Colaianni made a cashless exercise of his option, receiving 24,375 shares of the Common Stock. On March 13, 2006, Mr. Mendell made a cashless exercise of his option, receiving 24,667 shares of the Common Stock. On December 13, 2005, each of the Company’s non employee directors received an option expiring on December 12, 2009 to purchase 25,000 shares with an exercise price of $0.64. The option does not become exercisable until December 13, 2006. Each director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors.

Employment Agreements

On September 23, 2005, Airborne and FBO Air entered into an employment agreement dated as of September 23, 2005 (the "Dow Employment Agreement") with John Dow. Pursuant to the Dow Employment Agreement, Mr. Dow is employed in the office of Chief Executive of Airborne. The term of the agreement is for three years, which commenced September 23, 2005, and thereafter automatically renews for additional one-year periods. Mr. Dow's base annual salary is $150,000. In addition, he may receive an annual performance bonus based on the Board's evaluation of Airborne's performance and his performance. Mr. Dow is to be granted an option each September 23 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective September 23, 2005.

On March 31, 2005, the Board of Directors authorized execution of the First Amendment effective April 1, 2005 (the "First Amendment") to the employment agreement (the "Ricciardi Employment Agreement') for Ronald J. Ricciardi, FBO Air's President and CEO. The First Amendment provides that Mr. Ricciardi's employment under the Ricciardi Employment Agreement was effective April 1, 2005 and will continue for three years thereafter subject to automatic one-year renewals. The First Amendment increased his base salary to $175,000. Mr. Ricciardi is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005.

On March 31, 2005, FBO Air entered into an employment agreement dated as of April 1, 2005 (the "Ettinger Employment Agreement") with Robert J. Ettinger. Pursuant to the Ettinger Employment Agreement, Mr. Ettinger is employed as the Chief Operating Officer of FBO Air and as the President of its executive jet management group. The term of the Ettinger Employment Agreement is for three years, which commenced April 1, 2005, and thereafter automatically renews for additional one-year periods. Mr. Ettinger's base annual salary is $150,000 and he is guaranteed an annual bonus payment of $100,000, both the salary and the bonus payment to be paid in equal monthly installments. In addition, he may receive an annual performance bonus based on the Board's evaluation of the Company's (particularly the Division's) performance and his performance. Mr. Ettinger is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005.

On March 31, 2005, the Board of Directors elected Jeffrey M. Trenk as an officer of FBO Air, terminated Mr. Trenk's consulting agreement and entered into an employment agreement with Mr. Trenk dated April 1, 2005 (the "Jeffrey Trenk Employment Agreement"). Pursuant to the Jeffrey Trenk Employment Agreement, Mr. Trenk is employed as the Executive Vice President of Business Development of FBO Air. The term of the Jeffrey Trenk Employment Agreement is for three years, which commenced April 1, 2005, and thereafter automatically renews for additional one-year periods Pursuant to Jeffrey Trenk Employment Agreement, Mr. Trenk's base annual salary is $175,000. In addition, he is eligible to receive annually an incentive bonus equal to three percent of the Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") of the Company earned by meeting or exceeding the annual plan for EBITDA developed by management and approved by the Board annually. Mr. Trenk is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of March 31, 2006 regarding the beneficial ownership of our Common Stock by:

-	each of our officers and directors; and

-	all of our directors and executive officers as a group; and

-	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock.

	Shares
Name and Address of	Beneficially	Percentage
Directors and Executive Officers:	Held(1)	Owned

William B. Wachtel	4,578,634(2)(3)	24.7%
c/o Wachtel & Masyr, LLP
110 East 59th Street
New York, NY 10022

Ronald J. Ricciardi	1,126,875	6.9%
c/o FBO Air, Inc.
101 Hangar Road
Avoca, PA 18641

Jeffrey M. Trenk	588,500(4)	3.6%
c/o FBO Air, Inc.
101 Hangar Road
Avoca, PA 18641

John H. Dow	2,418,334(5)	15.0%
c/o FBO Air, Inc.
101 Hangar Road
Avoca, PA 18641

Robert J. Ettinger	250,000	1.5%
c/o FBO Air, Inc.
101 Hangar Road
Avoca, PA 18641

Alvin S. Trenk	440,250(2)(6)	2.7%
350 East 79th Street
Apartment 38C
New York, NY 10021

William R. Colaianni	24,375(2)	less than 1%
c/o Holding Capital Group, LLC
630 Third Avenue
New York, NY 10017

Jeffrey B. Mendell	241,334(2)(7)	1.5%
c/o JBM Realty Capital Corp.
100 Putnam Green
Greenwich, CT 06830

All Directors as a Group (8 persons)	9,668,302	48.7%

Name and Address of
Five Percent Stockholders
Per Gustafsson	1,733,333(8)	10.5%
Sodergatan 20A
Vaxjo, Sweden

Sands Brothers Venture Capital III, LLC	1,658,200(9)	9.5%
c/o Laidlaw & Company (UK), Ltd.
90 Park Avenue
New York, NY 10016

Arco Von Nieuwland	1,733,333(8)(10)	9.7%
Bunder 8, 2970
Schildz, Belgium
______________________________

(1)
The percentages computed in the table are based upon 16,148,248 shares of our Common Stock which were outstanding on March 31, 2006. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 31, 2006 and to shares of our Common Stock issuable upon the conversion of shares of our Series A Preferred Stock, all of which shares are currently convertible. No effect is given to the shares of our Common Stock which we shall issue as dividends upon the conversion of shares of our Series A Preferred Stock.

(2)	The table does not reflect an option expiring December 12, 2009 to purchase 25,000 shares which is not currently exercisable or exercisable within 60 days of March 31, 2006.
(3)
The shares reported in the table include (a) 1,383,333 shares of the Common Stock issuable the conversion of shares of the Series A Preferred Stock; (b) 800,000 shares of the 1,200,000 shares subject to a warrant expiring September 22, 2010; and (c) 208,336 shares issuable upon exercise of a warrant expiring March 31, 2010.

(4)
The table does not give effect to 244,000 shares beneficially owned by Ruth Trenk, Mr. Trenk’s wife; 15,250 shares beneficially owned by Jaime Levine, Ruth Trenk’s daughter; and 1,737,355 shares beneficially owned by Ruth Trenk and Jaime Levine jointly. Mr. Trenk disclaims beneficial ownership of this aggregate of 1,996,605 shares. Where these shares attributed to him, despite this disclaimer, he would be deemed to own an aggregate of 2,585,105 shares or 15.8% of the outstanding shares

(5)	Of the shares reported in the table as being beneficially owned by Mr. Dow, 1,166,667 shares are owned by his wife Daphne Dow.
(6)
The shares reported in the table include (a) 400,000 shares of the 1,200,000 shares of the Common Stock subject to a warrant expiring September 22, 2010; and (b) 25,000 shares issuable upon the exercise of an option expiring December 12, 2008.

(7)
The shares reported in the table include (a) 166,667 shares of the Common Stock issuable upon the conversion of shares of the Series A Preferred Stock and (b) 50,000 shares issuable upon the exercise of a warrant expiring March 31, 2010.

(8)	The shares reported in the table include 400,000 shares of the Common Stock issuable upon the exercise of a warrant expiring March 31, 2010.
(9)
The shares reported in the table include (a) 1,150,000 shares of the Common Stock issuable upon the conversion of shares of the Series A Preferred Stock; and (b) 173,334 shares issuable upon the exercise of a warrant expiring March 31, 2010.

(10)	The shares reported in the table include 1,333,333 shares of the Common Stock issuable upon the conversion of shares of the Series A Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the Company's fiscal year ended December 31, 2004, Jeffrey M. Trenk (and his affiliates) and Ronald J. Ricciardi, as promoters of the Company, provided funds and services to the Company valued at $132,186 and $31,860, respectively, in exchange for the receipt of 1,536,573 and 369,677 shares, respectively, of the Common Stock. Mr. Trenk is currently the Executive Vice President for Business Development and a director of the Company. Mr. Ricciardi is currently the President, the Chief Executive Officer and a director of the Company.Airborne leases its principal facility in Elmira, NY from John H. Dow, an officer of the Company and a director of FBO Air, and his wife. See Note 17 to the consolidated financial statements. During the year ended December 31, 2005, we paid approximately $43,000 in rent to Mr. Dow. Airborne manages an aircraft owned by the family of William B. Wachtel, FBO Air’s chairman of the board and for which the amount due included in our accounts payable at December 31, 2005 amounted to approximately $179,000. During the year ended December 31, 2005 we recorded revenues and expenses of $1,300,000 and $1,100,000, respectively, related to our management of this aircraft.

On September 23, 2005, FBO Air issued a note payable to a holder, for which Mr. Wachtel and an entity owned by one of its other directors are members of the holder's entity. This note payable has a face value of $1,500,000 and for the initial period of 180 days, bears an annual interest rate of 4.25%. Effective March 22, 2006, the initial maturity date, FBO Air has elected to extend the maturity to September 23, 2006 with an interest rate of 9.25% per annum applicable to the extended period. Airborne granted the holder a security interest in its accounts receivable, all of its deposit accounts, all monies now and hereafter in the possession or under the control of Airborne or FBO Air and all products and proceeds of the foregoing personal property. During the year ended December 31, 2005, the Company recorded interest costs of approximately $17,000 under this note payable obligation.

Mr. Wachtel is also a senior partner of Wachtel & Masyr, LLP, corporate counsel to the Company. During the year ended December 31, 2005 and 2004, we were billed for legal services of approximately $300,000 and $98,000. At December 31, 2005, we have recorded in accrued expenses an obligation for legal fees of approximately $341,000 related to these legal services.

ITEM 13. EXHIBITS

(a)	Documents filed as part of this report.

See index to Consolidated Financial Statements attached, which are filed as part of this Report.

(b)	Description of exhibits:

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Merger dated as of July 26, 2004 by and between FBO Air (then named Shadows Bend Development, Inc.) and FBO Air, Inc, an Arizona corporation (without schedules). (1)
3.1(i)	Articles of Incorporation of FBO Air filed on June 2, 1998 (2)

3.1(i)(1)	Certificate of Amendment to Articles of Incorporation (Exhibit 3.1 ((i)) filed on October 15, 1999. (2)

3.1(i)(2)	Certificate of Amendment to Articles of Incorporation (Exhibit 3.1 ((i)) filed on June 2, 2000. (2)

3.1(i)(3)	Certificate of Amendment to FBO Air’s Certificate of Incorporation filed on July 30, 2004. (1)

3.1 (i) (4)	Certificate of Designations. (3)

3.1(u)	Bylaws of FBO Air as currently in effect. (2)

4.1	Common Stock Certificate. (2)

4.2	Form of 10% Senior Secured Promissory Note due March 31, 2008 or April 8, 2008. (4)

4.3	Copy of General Security Agreement dated as of June 30, 2005. (4)

4.4	Form of Investor Warrant. (4)

4.5	Registration Rights Agreement (without schedule or exhibit). (4)

4.6	Form of Co-Investor Registration Rights Agreement (without schedule or exhibit). (4)

4.7	Copy of Warrant expiring September 22, 2010. (5)

10.1	Copy of Employment Agreement dated as of April 1, 2005 by and between Robert J. Ettinger and FBO Air. (4)

10.2	Copy of Business Development Agreement dated as of January 2, 2004 by and between Jeffrey M. Trenk and FBO Air (as the successor by merger to FBO Air, Inc., an Arizona corporation). (6)

10.3	Copy of Employment Agreement dated as of April 1, 2005 between Jeffrey M. Trenk and FBO Air. (4)

10.4	Copy of Employment Agreement dated as of January 2, 2004 by and between Ronald J. Ricciardi and FBO Air (as the successor by merger to FBO Air, Inc., anArizona corporation). (6)

10.5	Copy of First Amendment effective April 1, 2005 to the Ricciardi Employment Agreement, a copy of which is filed as Exhibit 10.4. (4)

10.6	Copy of Asset Purchase Agreement dated March 31, 2005 among FBO Air - Garden City and John A. Crotts. (3)

10.7	Copy of Employment Agreement between FBO Air - Garden City, Inc. and John A. Crotts. (3)

10.8	Copy of Stock Purchase Agreement dated March 31, 2005 between Tech Aviation Source, Ronald D. Ertley, Frank E. Paczewski, and FBO Air Wilkes-Barre, Inc. (3)

10.9	Copy of Employment Agreement dated March 31, 2005 between Tech Aviation Service, Inc, and Frank E. Paczewski. (3)

10.10	Copy of Convertible Loan Agreement dated April 16, 2004 among FBO Air and the investors mentioned in Schedule A. (1)

10.11	Copy of the Letter Agreement dated as of July 26, 2004 to the Convertible Loan Agreement, a copy of which is filed as Exhibit 10.10. (7)

10.12	Form of Convertible Notes due April 15, 2009. (1)

10.13	Copy of Letter Agreement dated October 21, 2004 amending the Convertible Notes, the form of which is filed as Exhibit 10.12. (7)

10.14	Copy of Stock Purchase Agreement Dated as of September 22, 2005 by and among Airborne, Inc., John H. Dow, Daphne Dow and FBO Air (without a schedule orexhibit). (8)

10.15	Copy of Employment Agreement dated as of September 23, 2005 among John Dow, Airborne, Inc. and FBO Air. (8)

10.16	Copy of Lease dated as of September 23, 2005 between John H. Dow and Daphne Dow, as the Landlord, and Airborne, Inc., as the Tenant. (8)

10.17	Copy of Term Loan Agreement dated as of September 23, 2005 by and among FBO Air, Airborne, Inc., and Airport Capital, LLC. (8)

10.18	Copy of the FBO Air, Inc. Stock Option Plan of 2005 dated as of December 13, 2005 (9)

31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (9)

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (9)

Footnotes:

(1) Incorporated by reference to FBO Air's Current Report on Form 8-K filed on August  27, 2004.

(2) Incorporated by reference to FBO Air’s Registration Statement Form SB-2, File No. 333-56046.

(3) Incorporated by reference to FBO Air's Annual Report on Form 10-KSB for the year  ended December 31, 2004 filed on March 29, 2005.

(4) Incorporated by reference to FBO Air's Current Report on Form 8-K filed on April 6,  2005.

(5) Incorporated by reference to FBO Air's Current Report on Form 8-K/A filed on  November 3, 2005.

(6) Incorporated by reference to FBO Air's Current Report on Form 8-K filed on October  5, 2004.

(7) Incorporated by reference to FBO Air's Current Report on Form 8-K/A filed on  November 4, 2004.

(8) Incorporated by reference to FBO Air's Current Report on Form 8-K filed on  September 28, 2005.

(9) Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by Marcum & Kliegman was $80,000 and $50,000 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and 2004, respectively, and the reviews of the financial statements included in the Company’s Forms 10-QSB for those fiscal years.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $0 and $22,000 for the fiscal years ended December 31, 2005 and 2004, respectively, relating principally to mergers and acquisitions.

Tax Fees. For the years ended December 31, 2005 and 2004, the principal accountant billed $10,000 and $3,500, respectively, for tax compliance.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2005 and 2004.

Audit Committee Policies and Procedures.The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditors, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act , which should be nonetheless be approved by the Audit Committee prior to the completion of the audit. Each year the independent auditor’s retention to audit our financial statements, including the associated fee, is approved by the Audit Committee before the filing of the previous year’s Annual Report on Form 10-KSB. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent auditor, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor’s independence from management. At each such subsequent meeting, the auditor and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Since May 6, 2003, the effective date of the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Marcum & Kliegman LLP, has been approved in advance by the Audit Committee of the Board of Directors, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBO Air, Inc.
(Registrant)
Date: April 17, 2006	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

SIGNATURE	TITLE	DATE

/s/ Ronald J. Ricciardi	President and Chief Executive
Ronald J. Ricciardi	Officer (Principal Executive	April 17, 2006
Officer and Principal Financial Officer)

/s/ William B. Wachtel	Director	April 17, 2006
William B. Wachtel

/s/Alvin S. Trenk	Director	April17, 2006
Alvin S. Trenk

/s/ Jeffrey M. Trenk	Director	April 17, 2006
Jeffrey M. Trenk

/s/ William R. Colaianni	Director	April 17, 2006
William R. Colaianni

/s/ Jeffrey B. Mendell	Director	April 17, 2006
Jeffrey B. Mendell

/s/ John H. Dow	Director	April 17, 2006
John H. Dow

/s/ Robert J. Ettinger	Director	April 17, 2006
Robert J. Ettinger