Form 10QSB
period 2006-03-31
FBO AIR, INC.
filed 2006-05-22
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to ________________

COMMISSION FILE NUMBER: 333-56046

FBO AIR, INC.
(Exact name of Small Business Issuer as Specified in Its Charter)

Nevada	87-0617649
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐   No ☒

As of May 18, 2006, the Registrant had 16,148,248 shares of its Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

Yes ☐   No ☒

FBO AIR, INC. AND SUBSIDIARIES
Form 10-QSB
March 31, 2006

FBO AIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$883,860
Accounts receivable, net of allowance for doubtful accounts of $216,023	4,189,606
Inventory	166,738
Prepaid expenses and other current assets	117,543

Total current assets	5,357,747

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $131,117	1,149,561

OTHER ASSETS
Deposits	26,500
Note receivable	150,000
Intangible assets - trade names	420,000
Other intangible assets, net of accumulated amortization of $105,934	534,066
Goodwill	4,194,770
Total other assets	5,325,336
TOTAL ASSETS	$11,832,644

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,324,026
Customer deposits	417,159
Accrued expenses	749,359
Accrued interest and dividends	477,887
Term loan - related party	1,500,000
Notes payable - other - current portion	334,085
Total current liabilities	7,802,516

LONG-TERM LIABILITIES
Notes payable - other - less current portion	403,302
Senior secured notes payable - net of discount of $803,039	693,285
Total long-term liabilities	1,096,587

Total liabilities	8,899,103

MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK - net of discount of $2,102,390
$0.001 par value; 1,000 shares authorized;
Series A Cumulative Convertible - 635 shares issued and outstanding, with rights to
a cumulative 8% dividend payable quarterly; liquidation preference of $3,974,253	1,078,594

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized 10,000,000; none issued and outstanding	-
Common stock - $.001 par value; authorized 100,000,000; 16,148,248 issued and outstanding	16,147
Additional paid-in capital	9,371,948
Deferred financing costs	(953,137)
Deferred compensation	(297,000)
Accumulated deficit	(6,283,011)

TOTAL STOCKHOLDERS' EQUITY	1,854,947

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,832,644

See notes to condensed consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

REVENUE	$10,702,121	$--
COST OF SALES	8,933,115	-
GROSS PROFIT	1,769,006	--

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
(including $37,000 of stock based compensation in 2006)	1,964,739	215,327

OPERATING LOSS	(195,733)	(215,327)

OTHER INCOME (EXPENSE)

INTEREST INCOME	5,452	--
INTEREST EXPENSE	(176,467)	(7,798)

TOTAL OTHER INCOME (EXPENSE)	(171,015)	(7,798)

NET LOSS	$(366,748)	$(223,125)

Deemed dividend to preferred stockholders:
Amortization of discount	(728,913)	-

Amortization of deferred financing costs	(484,057)	-

Preferred stock dividend	(68,881)	-

Net loss applicable to common stockholders	$(1,648,599)	$(223,125)

Basic and Diluted Net Loss Per
Common Share applicable to common stockholders	$(0.11)	$(0.04)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	15,392,018	6,070,066

See notes to condensed consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(366,748)	$(223,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,798	--
Amortization of debt discount	170,993	--
Stock based compensation	37,000	--

Changes in operating assets and liabilities:
Accounts receivable	(768,151)	--
Inventory	24,516	--
Prepaid expenses and other current assets	104,052	(2,000)
Due from stockholder	--	(2,500)
Accounts payable	174,114	--
Customer deposits	(33,647)	--
Accrued interest and dividends	36,895	--
Accrued expenses	(27,013)	111,101
TOTAL ADJUSTMENTS	(186,443)	106,601

NET CASH USED IN OPERATING
ACTIVITIES	(553,191)	(116,524)
CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable - repayment	200,000	--
Purchase of equipment	(39,963)	--
Acquisition of FBOs, less cash acquired of $167,329	--	(2,554,818)

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	160,037	(2,554,818)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of convertible notes	--	20,000
Repayment of notes	(53,436)	--
Deferred financing costs	--	(385,000)
Proceeds from the private placement	--	3,198,975
Proceeds from the Co-Investment	--	1,250,000
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES	(53,436)	4,083,975
NET CHANGE IN CASH AND CASH EQUIVALENTS	(446,590)	1,412,633

CASH AND CASH EQUIVALENTS - Beginning	1,330,450	14,117
CASH AND CASH EQUIVALENTS - Ending	$883,860	$1,426,750

See notes to condensed consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS, CONTINUED
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:

Interest	$17,400	$--
Income taxes	$--	$--

Non-cash investing and financing activities:

Common stock issued to settle obligation	$18,750	$--
Cashless exercise of stock options	$207	$--
Redeemable convertible preferred stock converted to common stock	$600,000	$--

See notes to condensed consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes included in the FBO Air, Inc. and Subsidiaries (the “Company”) annual report on Form 10-KSB for the year ended December 31, 2005 filed on April 17, 2006.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of March 31, 2006 and the results of operations and statements of cash flows for the periods shown not misleading have been included.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 - Nature of Operations

FBO Air was formed on January 17, 2003 (date of inception) as a proprietorship to acquire and operate fixed base operators. On January 2, 2004, FBO Air, Inc. (“FBO Air”) was incorporated in the State of Arizona. Fixed base operators are the primary providers of services to general aviation aircraft operators. The business strategy of FBO Air and its subsidiaries is to purchase and consolidate fixed base operators in the secondary and tertiary markets located within the United States and to expand its charter aircraft management operations.

From its inception, the Company had been in the development stage and its efforts up to March 31, 2005, had been principally devoted to the organizational activities of raising capital, recruiting and hiring of key personnel, and identifying and screening of potential acquisitions.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 - Nature of Operations continued

On March 31, 2005, FBO Air formed FBO Air-Wilkes-Barre, a wholly-owned subsidiary, and then acquired the Common Stock of Tech Aviation Service, Inc. (Tech), a fixed base operator in Avoca, Pennsylvania.

On March 31, 2005, FBO Air formed FBO Air-Garden City, a wholly-owned subsidiary of FBO Air, and then acquired certain operating assets of Central Plains Aviation, Inc., (“CPA”) a fixed base operator located in Garden City, Kansas.

On September 23, 2005, FBO Air acquired the Common Stock Airborne, Inc. (“Airborne”), a charter and aircraft management company, located in Elmira, New York.

Accordingly, since March 31, 2005, the Company has no longer been considered a development stage entity.

NOTE 3 - Going Concern and Management’s Plans

On April 15, 2005, FBO Air closed on a round of financing related to its March and April 2005 private offering, raising gross cash proceeds of approximately $4,490,000. Simultaneously, FBO Air had raised $1,250,000 in a related private offering. On September 23, 2005, FBO Air raised $1,500,000 through the issuance of a 180-day term note, the funds from which were substantially applied to fund the acquisition of the Elmira location. There is no assurance that FBO Air will be able to raise the additional funds sufficient to enable the Company to attain profitable operations or continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company had cash and cash equivalents of approximately $884,000 and had a working capital deficiency of approximately $2,445,000. The Company generated revenues of approximately $10,702,000 for the three months ended March 31, 2006. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of approximately $2,959,000 and $6,388,000, respectively, for the period from January 17, 2003 (date of inception) through March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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
(UNAUDITED)

NOTE 4 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of FBO Air and its wholly-owned subsidiaries, Tech, CPA and Airborne. All significant intercompany accounts and transactions have been eliminated in consolidation.

Net Loss Per Common Share
Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants and convertible preferred stock, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The total shares issuable upon the exercise of stock options, warrants and the convertible preferred stock as of March 31, 2006 and 2005 approximated 17,576,400 and 15,857,000, respectively.

Stock Based Compensation/Stock Options
For the three months ended March 31, 2006, the Company incurred stock-based compensation expense of $37,000. Prior to January 1, 2006, the Company accounted for the stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize compensation expense only if it granted options with a discounted exercise price. Any resulting compensation expense would then have been recognized ratably over the associated service period. No stock-based employee compensation expense relating to the Company’s stock option plan was reflected in net loss, as all options granted under its plans had an exercise price equal to or greater than the market value of the underlying Common Stock on the date of grant. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123, “Accounting for Stock-Based Compensation” ("SFAS 123") had been applied to its stock-based compensation.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options - continued
In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”). The statement requires companies to expense the value of employee stock options and similar awards. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 included compensation expense for stock-based compensation awards granted, but not yet fully amortized, as of January 1, 2006. The fair value of the option granted was determined at the original grant date in accordance with the provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the term of the associated underlying employment agreement, where applicable.

As a result of adopting SFAS 123R, the impact to the Condensed Consolidated Financial Statements for the three months ended March 31, 2006 was $37,000 greater than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.02 per share. As of March 31, 2006, the value of unamortized options totaled $297,000.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (“EITF 96-18”) which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

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

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Years Ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	55%	55%
Risk-free interest rate	4.8%	3.9%
Expected lives	2.0 years	2.0 years

For the three months ended March 31, 2005, the pro-forma effect on net loss had the Company applied the fair value recognition method under the provisions of SFAS  123 was deemed to be diminimus. Accordingly, the Company has not presented pro forma information herein.

Recently Issued Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 (“Accounting for Derivative Instruments and Hedging Activities”) (“SFAS 133”) to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements, continued
In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 156 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - Pro forma Combined Results of Operations

The following table presents the unaudited pro forma combined results of operations of FBO Air, Tech, CPA, and Airborne for the three months ended March 31, 2005, as if the three subsidiaries had been acquired at January 1, 2005.

Three Months Ended March 31, 2005
Revenues:
Net sales	$4,815,024

Net loss applicable to
common stockholders	$(113,410)

Basic and diluted
net loss per common share	$(0.13)

Weighted average of common
shares outstanding - basic and diluted	8,404,000

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions had been completed as of January 1, 2005, nor are they necessarily indicative of future consolidated results.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - Property and Equipment

Property and equipment as of March 31, 2006 consisted of the following

	March 31,	Estimated
	2006	Useful Life
Aircraft	$564,785	7 - 15 years
Vehicles	267,000	5 - 7 years
Office furniture and equipment	163,508	7 years
Tools and shop equipment	249,038	7 - 15 years
Leasehold improvements	36,347	7 - 10 years
Total	$1,280,678
Less: accumulated depreciation and amortization	(131,117)
Property and equipment, net	$1,149,561

Depreciation and amortization expense for the three months ended March 31, 2006 and 2005 was approximately $46,000, and $0, respectively.

NOTE 7 - Note Receivable

On May 26, 2005, the Company loaned $350,000 as a note receivable with a fixed base operator who was a potential acquisition target of the Company ("the Maker").  The note bears interest at 10% per annum and such interest only shall be paid quarterly, starting upon the three-month anniversary of the secured note.  The note may be prepaid at any time. The Company was granted a security interest in all tangible property, goods and accounts of the Maker. Further, the Company had been granted an option to purchase the FBO owned by Maker, such option to expire one year from date of grant of option.

On February 1, 2006, the Company declined to pursue the acquisition and negotiated revised repayment terms whereupon the Company released its security interest in the tangible property, goods and accounts and the Maker made a $200,000 cash payment with the balance of the principal, plus unpaid interest and certain legal fees for a total of about $174,000, to be paid over a twenty-four month period with an annual interest at a rate of six percent (6%) to be paid quarterly and the principal balance due upon maturity. The owner of Maker has provided a personal guarantee of the payment of the remaining obligation under the note receivable.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 - Term Loan Payable - Related Party

The acquisition of Airborne was funded by a term note payable with a face value of $1,500,000 which matured on March 22, 2006 and bore an annual interest rate of 4.25% through the initial maturity date. FBO Air has elected to exercise the option to extend the maturity date to September 23, 2006, whereupon the promissory note bears an interest rate of 9.25% per annum for the duration of the extended period. Airborne granted the holder a security interest in its accounts receivable, all of its deposit accounts, all monies now and hereafter in the possession or under the control of Airborne or the Company and all products and proceeds of the foregoing personal property. FBO Air’s Chairman of the Board and an entity owned by one of its other directors are the members of the holder’s entity.

In conjunction with the issuance of the term note, FBO Air also issued a five-year warrant to purchase a total of 1,200,000 shares of the Common Stock at an exercise price of $0.60 per share. The Company allocated $35,000 of the aggregate proceeds from the term notes to the warrant as an original issuance discount, which represented the relative fair value of the warrant at the date of issuance, and amortizes the discount to interest expense over the life of the term note. The amount amortized to interest expense for the three months ended March 31, 2006 was approximately $18,000.

NOTE 9 - Stockholders’ Equity

Common Stock
On January 5, 2006, the Company issued 25,000 shares of the Common Stock in connection with the settlement of certain accrued expenses valued at $18,750.

During the three months ended March 31, 2006, the Company issued 207,435 shares of the Common Stock to directors and former directors in connection with the cashless exercise of 350,000 stock options.

During the three months ended March 31, 2006, deferred financing costs of $484,057 and accretion of discount of $728,913 were amortized as deemed dividends on the Series A convertible preferred stock.

During the three months ended March 31, 2006, dividends of $68,881 were accrued on the Series A convertible preferred stock.

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 - Stockholders’ Equity, continued

During the three months ended March 31, 2006, holders of 120 shares of the Series A Convertible Preferred Stock converted their shares and were issued 2,000,001 shares of the Common Stock. Approximately 84,000 shares of the Common Stock will be issued as dividends with respect to the 120 shares of the Convertible Preferred Stock which were converted during the three-month period ended March 31, 2006, when the Company meets the requirements, as stipulated under the laws of the State of Nevada, for the issuance of these dividends. In addition, approximately 132,000 shares of the Common Stock are reserved for issuance as dividends with respect to the 101 shares of the Convertible Preferred Stock which were converted prior to December 31, 2005 when the Company meets the requirements, as stipulated under the laws of the State of Nevada, for the issuance of these dividends.

Stock Options
Under the terms of their respective employment agreements, on March 31, 2006, and effective April 1, 2006 certain executives were entitled to receive options to purchase in the aggregate, 750,000 shares of the Common Stock. As of March 31, 2006, and with the consent of these certain executives, the board of directors is reviewing alternative forms of stock based compensation that may be provided under their agreements. Accordingly, the board of directors has yet to grant these options.

NOTE 10 - Litigation

In early 2005, FBO Air was served with a complaint which names FBO Air, among others, as a defendant in a suit brought by a broker-dealer, seeking damages of approximately $100,000 arising from Shadows Bend's cancellation of a stock certificate in the year 2002 evidencing shares allegedly sold by the plaintiff for the account of a stockholder of Shadows Bend. Captioned Institutional Capital Management, Inc. vs. Michael W. Sciacchetano, et. al., the suit is currently pending in the 215th Judicial District Court, Harris County, Texas. On March 28, 2005, FBO Air filed a general denial. Mediation has tentatively been set for May 31, 2006.

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

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 10 - Litigation, continued

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

The Company believes that the Company has good defenses and intends to vigorously contest these claims asserted against it.  However, the Company is unable to predict the outcome of these claims and, accordingly, no adjustments have been made in the condensed consolidated financial statements in response to these claims

NOTE 11 - Client and Segment Data
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

FBO AIR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 - Client and Segment Data, continued

The following table summarizes financial information about the Company’s business segments for the three months ended March 31, 2006 (in thousands):

For Three Months Ended March 31, 2006

	Tech Aviation "FBO"	FirstFlight "Charter"	Corporate	Consolidated

Revenues	$1,570	$9,132	$-	$10,702
Income (Loss) from Operations	$(21)	$411	$(586)	$(196)
Identifiable Assets	$3,831	$7,780	$212	$11,833
Depreciation and Amortization	$78	$80	$-	$158
Interest Expense	$58	$118	$-	$(176)
Capital Expenditures	$103	$-	$-	$103

Item 2 - Management’s Discussion and Analysis or Plan of Operation

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

OVERVIEW

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

On April 15, 2005, FBO Air closed on a round of financing related to its March and April 2005 private offering, raising gross cash proceeds of approximately $4,490,000. On March 31, 2005, FBO Air had raised $1,250,000 in a related private offering. On September 23, 2005, FBO Air raised $1,500,000 through the issuance of a 180-day term note, the funds from which were substantially applied to fund the acquisition of the Elmira location.

Going Concern
The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2006, the Company had cash and cash equivalents of approximately $884,000 and had a working capital deficiency of approximately $2,445,000. The Company generated revenues of approximately $10,702,000 for the quarter ended March 31, 2006. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of approximately $2,959,000 and $6,388,000, respectively, for the period from January 17, 2003 (date of inception) through March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As indicated above, management has taken steps to improve the Company’s liquidity. The Company intends to raise additional capital through private debt and equity investors. There is no assurance that these funds, if raised, will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2006 and 2005.

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

Revenues

We had overall revenues of approximately $10,702,000 for the three months ended March 31, 2006 as compared to revenues of $0 for the three months ended March 31, 2005 because the Company has only been generating revenues since April 1, 2005. The FirstFlight segment generated approximately $9,132,000 of this revenue while the Tech Aviation segment generated approximately $1,570,000.

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

Of the approximately $9,132,000 in FirstFlight segment revenues, $6,392,000 (70.0%) were generated directly through the charter of aircraft. Approximately $1,835,000 (20.1%) of revenues was generated by aircraft management services, $518,000 (5.7%) is related to aircraft maintenance, and $277,000 (3.0%) is from the sale of fuel.

FirstFlight managed 14 aircraft for owners at March 31, 2006. These aircraft were offered for charter when not in use by their owners. FirstFlight generates fee revenue from the management of aircraft - ensuring that the aircraft meets compliance with manufacturer and FAA regulations.

Tech Aviation Segment

The Tech Aviation segment has its main facility in Wilkes-Barre, PA, and became part of FBO air through the acquisition of Tech and CPA on March 31, 2005. Tech Aviation operates the FBO business, providing services such as fueling, hangaring, maintenance and repair for private and general aviation aircraft operators.

Of the approximately $1,570,000 in Tech Aviation segment revenues, $1,237,000 (78.8%) were generated by the sale of jet fuel, aviation gasoline (“avgas”), and related items. $211,000 (13.5%) relates to aircraft maintenance activities, $91,000 (5.7%) is related to flight training, and $31,000 (2.0%) was generated by our contract management of non-owned FBO facilities.

Cost of Revenues and Gross Profit

FirstFlight Segment

FirstFlight’s cost of revenues for the three months ended March 31, 2006 was $7,758,000, or 84.9% of revenue, for a gross profit of $1,375,000, or 15.1% of revenue. The largest dollar contributor to gross profit was the charter of aircraft under our management (14.9%), followed by management services, maintenance activity and fuel.

Tech Aviation Segment

Tech Aviation’s cost of revenues for the three months ended March 31, 2006 was $986,000, or 62.8% of revenue, for a gross profit of $584,000, or 37.2% of revenue. The largest contributor to gross profit was the sale of jet fuel, avgas, and related items, with a gross profit of $451,000 (36.5%), followed by maintenance activities, the contract management of non-owned FBO facilities, and the operation of the flight school.

The cost of fuel has been a major focus in this division. We closely monitored the marketplace in conjunction with our fuel provider. In many cases we were able to buy-in prior to anticipated increases, thereby maintaining and, in some cases, maximizing margins.

Operating Expenses

We had overall operating expenses of approximately $1,965,000 for the three months ended March 31, 2006 as compared to approximately $215,000 for the three months ended March 31, 2005. The increases were driven by costs operating costs incurred as a result of the acquisition of three operating companies. The FirstFlight segment, which is a function of the September 23, 2005 acquisition of Airborne, represented approximately $645,000 in operating expenses and the Tech Aviation segment, which is a function of the March 31, 2005 acquisitions of Tech and CPA, represented approximately $734,000 in operating expenses.

The remainder of operating expenses was attributable to the corporate operations and amounted to approximately $586,000 for the three months ended March 31, 2006 as compared to $215,000 for the three months ended March 31, 2005. These increased expenses were primarily comprised of legal and accounting expenses incurred in connection with being an operating company for the full three months along with increased payroll expenses related to a larger infrastructure.

Interest Expense

Interest expense for the three months ended March 31, 2006 and 2005 was approximately $171,000 and $8,000, respectively. The increase in interest expense for the three months ended March 31, 2006 was primarily attributable to the interest incurred for the Senior Secured Notes, issued in March and April 2005 and the $1,500,000 term loan.

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

During the three months ended March 31, 2006, the Company had a net decrease in cash and cash equivalents of approximately $447,000. The Company's sources and uses of funds during this period were as follows:

Cash Used in Operating Activities

For the three months ended March 31, 2006, net cash used in operating activities was approximately $490,000. This was primarily driven by a net loss of $367,000 and an increase in accounts receivable of $768,000. Net cash used in operations was reduced by the effect of an increase in accounts payable of $174,000 and a decrease in prepaid expenses and other current assets of $104,000. These changes in cash used in operating activities are primarily attributable to the March 31, 2005 and September 23, 2005 acquisitions.

For the three months ended March 31, 2005, net cash used in operating activities was $117,000. This was attributable to a net loss of $223,000 offset by an increase of $174,000 in accounts payable.

Cash Used in Investing Activities

For the three months ended March 31, 2006, net cash provided by investing activities of approximately $97,000 was primarily attributable to a partial repayment of $200,000 of a note receivable, offset by $103,000 for the purchase of equipment.

For the three months ended March 31, 2005, net cash used in investing activities was $2,555,000, which was attributable to the purchase of two fixed base operating companies on March 31, 2005.

Cash Provided by Financing Activities

For the three months ended March 31, 2006, net cash used in financing activities was approximately $53,000 for the principal repayments on certain notes payable associated with the March 31, 2005 acquisitions. For the three months ended March 31, 2005, net cash provided by financing activities was $4,084,000, principally consisting of the funds that we received on March 31, 2005 through a private placement consisting of the issuance of $1,066,000 of Senior Secured Notes, the issuance of $3,283,000 of Series A Preferred Stock and the issuance of warrants for the purchase 2,758,000 of the Common Stock, less issuance expenses paid in cash at closing of $385,000.

As of March 31, 2006, the Company had a working capital deficiency of approximately $2,445,000. On the basis of the foregoing, and the risk factors as outlined below, we believe that, based upon the cash on hand and resources available, the Company will require additional debt or equity capital to fund operations past the remainder of this calendar year. There is no assurance that FBO Air will be able to raise the additional funds required, or that if raised, these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

For the three months ended March 31, 2006, the Company incurred stock-based compensation expense of $37,000. Prior to January 1, 2006, the Company accounted for the stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize compensation expense only if it granted options with a discounted exercise price. Any resulting compensation expense would then have been recognized ratably over the associated service period. No stock-based employee compensation expense relating to the Company’s stock option plan was reflected in net loss, as all options granted under its plans had an exercise price equal to or greater than the market value of the underlying Common Stock on the date of grant. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123, “Accounting for Stock-Based Compensation” ("SFAS 123") had been applied to its stock-based compensation. For the three months ended March 31, 2005, the pro forma amount was deemed to be diminimus.

In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment (“SFAS 123R”). The statement requires companies to expense the value of employee stock options and similar awards. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, stock-based compensation expense for the three months ended March 31, 2006 included compensation expense for stock-based compensation awards granted, but not yet fully amortized, as of January 1, 2006. The fair value of the option granted was determined at the original grant date in accordance with the provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the term of the associated underlying employment agreement, where applicable.

As a result of adopting SFAS 123R, the impact to the Condensed Consolidated Financial Statements for the three months ended March 31, 2006 on net loss for the three months ended January 31, 2006 was $37,000 greater than if we had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.02 per share. As of March 31, 2006, the value of unvested options totaled $297,000.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services” (“EITF 96-18”) which requires that such equity instruments are recorded at their fair value on the measurement date, which is typically the date the services are performed.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	Years Ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	55%	55%
Risk-free interest rate	4.8%	3.9%
Expected lives	2.0 years	2.0 years

For the three months ended March 31, 2005, the pro-forma effect on net loss had the Company applied the fair value recognition method under the provisions of SFAS  123 was deemed to be diminimus. Accordingly, the Company has not presented pro forma information herein.

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

o our ability to identify, negotiate and complete the acquisition of targeted operations, consistent with our business plan;

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

These controls were deemed not effective on account of a material weakness related to the lack of the necessary corporate accounting resources. On March 31, 2005, the Company completed the first two acquisitions of its business plan and on September 23, 2005, we completed the third acquisition. The Company has limited accounting personnel and is currently building its accounting infrastructure. In the meantime, the Company employs a financial consultant who works closely with the Company's Chief Executive Officer and other senior managers of the organization to gather the required information and to prepare the periodic financial statement and public filings. Reliance on these limited resources impairs our ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. Our Company's Chief Executive Officer has concluded that the disclosure controls and procedures are not effective, given the foregoing material weakness. The Company is currently seeking to hire a qualified full time Chief Financial Officer. In addition, as the Company grows, and as resources permit, we project that the new Chief Financial Officer will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting and Sarbanes-Oxley Section 404 compliance.

We believe that, for the reasons described above, we will be able to improve our financial reporting and disclosure controls and procedures and remedy the material weakness identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

In early 2005, FBO Air was served with a complaint which names FBO Air, among others, as a defendant in a suit brought by a broker-dealer, seeking damages of approximately $100,000 arising from Shadows Bend's cancellation of a stock certificate in the year 2002 evidencing shares allegedly sold by the plaintiff for the account of a stockholder of Shadows Bend. Captioned Institutional Capital Management, Inc. vs. Michael W. Sciacchetano, et. al., the suit is currently pending in the 215th Judicial District Court, Harris County, Texas. On March 28, 2005, FBO Air filed a general denial. Mediation has tentatively been set for May 31, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  FBO Air issued the following equity securities during the three months ended March 31, 2006 which were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(i)  (A) On January 5, 2006, FBO Air issued 25,000 shares of the Common Stock

(B)  There were no underwriters for the transaction. The shares were issued to the plaintiff in settlement of a law suit.

(C)  The shares were not sold for cash, so that there were no offering price and no underwriting discounts or commissions. The shares were valued at their market price on the date of settlement. As indicated above, the consideration to FBO Air was settlement of a law suit.

(D)  FBO Air claims that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act in that it was a transaction not involving a public offering, there being only one offeree involved.

(E)  Not applicable.

(ii)  (A) On various dates during the three months ended March 31, 2006, FBO Air issued an aggregate of 207,435 shares of the Common Stock.

(B)  There were no underwriters for the transactions. The shares were issued to four current directors (two of whom are also executive officers) and a former director of FBO Air.

(C)  The shares were not sold for cash, so there were no underwriting discounts or commissions. The shares were issued upon the cashless exercises of stock options, each optionee not receiving that number of shares subject to his option having a market value equal to the exercise price of the option.

(D)  FBO Air claims that the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions each not involving a public offering, there being only one offeree involved in each of the five excises.

(E)  Not applicable

(b)  Not applicable

(c)  Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

There were none.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Merger dated as of July 26, 2004 by and between the Company (then named Shadows Bend Development, Inc.) and FBO Air, Inc, an Arizona Corporation (without schedules). (1)

3(i)	Certificate of Amendment to the Company’s Certificate of Incorporation filed on July 30, 2004. (1)

3(i)(1)	Copy of the Certificate of Designations. (2)

4.1	Form of 10% Senior Secured Promissory Note due March 31, 2008 or April 8, 2008. (3)

4.2	Form of Investor Warrant. (3)

4.3	Copy of General Security Agreement dated as of June 30, 2005. (3)

4.4	Form of Investor Warrant. (3)

4.5	Copy of Warrant expiring September 22, 2010. (4)

10.1	Copy of Employment Agreement dated as of April 1, 2005 by and between Robert J. Ettinger and the Company. (3)

10.2	Copy of Business Development Agreement dated as of January 2, 2004 by and between Jeffrey M. Trenk and the Company (as the successor by merger to FBO Air, Inc., an Arizona corporation). (5)

10.3	Copy of Employment Agreement dated as of April 1, 2005 between Jeffrey M. Trenk and the Company. (3)

10.4	Copy of Employment Agreement dated as of January 2, 2004 by and between Ronald J. Ricciardi and the Company (as the successor by merger to FBO Air, Inc., an Arizona corporation). (5)

10.5	Copy of First Amendment effective April 1, 2005 to the Ricciardi Employment Agreement, a copy of which is filed as Exhibit 10.4. (3)

10.6	Copy of Asset Purchase Agreement dated March 31, 2005 among FBO Air - Garden City and John A. Crotts. (3)

Exhibit No.	Description of Exhibit

10.7	Copy of Employment Agreement between FBO Air - Garden City, Inc. and John A. Crotts. (3)

10.8	Copy of Stock Purchase Agreement dated March 31, 2005 between Tech Aviation Source, Ronald D. Ertley, Frank E. Paczewski, and FBO Air Wilkes-Barre, Inc. (3)

10.9	Copy of Employment Agreement dated March 31, 2005 between Tech Aviation Service, Inc, and Frank E. Paczewski. (3)

10.10	Copy of Convertible Loan Agreement dated April 16, 2004 among the Company and the investors mentioned in Schedule A. (1)

10.11	Copy of the Letter Agreement dated as of July 26, 2004 to the Convertible Loan Agreement, a copy of which is filed as Exhibit 10.10. (6)

10.12	Form of Convertible Notes due April 15, 2009. (1)

10.13	Copy of Letter Agreement dated October 21, 2004 amending the Convertible Notes, the form of which is filed as Exhibit 10.12. (6)

10.14	Copy of Stock Purchase Agreement Dated as of September 22, 2005 by and among Airborne, Inc., John H. Dow, Daphne Dow and the Company (without a schedule or exhibit). (7)

10.15	Copy of Employment Agreement dated as of September 23, 2005 among John Dow, Airborne, Inc. and the Company. (7)

10.16	Copy of Lease dated as of September 23, 2005 between John H. Dow and Daphne Dow, as the Landlord, and Airborne, Inc., as the Tenant. (7)

10.17	Copy of Term Loan Agreement dated as of September 23, 2005 by and among the Company, Airborne, Inc., and Airport Capital, LLC. (7)

31.1	Officer’s Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (8)

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (8)
________________________

Footnotes:

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 27, 2004.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 29, 2005.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on November 3, 2005.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 5, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on November 4, 2004.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2005.
(8)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FBO AIR, INC.

Dated: May 22, 2006	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
Chief Executive Officer
(acting principal financial officer)