Form 10QSB
period 2006-06-30
FBO AIR, INC.
filed 2006-08-15
CIK 1128281

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 12b-25

Notification of Late Filing

Commission File Number 333-56046

(Check one)

Form 10-K or Form 10-KSB Form 20-F	Form 11-K	Form 10-Q or Form 10-QSB
Form 10-D Form N-SAR N-CSR

For period ended: June 30, 2006

Transition Report on Form 10-K or Form 10-KSB
Transition Report on Form 20-F
Transition Report on Form 11-K
Transition Report on Form 10-Q [or Form 10-QSB]
Transition Report on Form N-SAR

For the transition period ended:

                   Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

                   If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates: Not Applicable.

Part I - Registrant Information
Full Name of Registrant:	FBO Air, Inc.
Address of Principal Executive Office (Street and Number):	101 Hangar Road
City, State and Zip Code:	Avoca, PA 18641

Part II - Rules 12b-25(b) and (c)

                   If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed.   (Check box if appropriate.)

(a)	The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
(b)	The subject annual report, semi-annual report, transition report on Form 10-K or Form 10-KSB, Form 20-F, Form 11-K, Form N-SAR or Form C-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q or Form QSB, or subject distribution report on Form 10-D, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and
(c)	The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

Part III — Narrative
State below in reasonable detail the reasons why Forms 10-K or 10-KSB, 20-F, 11-K, 10-Q or 10-QSB, 10-D, N-SAR, N-CSR, or the transition report portion thereof, could not be filed within the prescribed time period.
Because the Company has only limited personnel available to it, the Company was not able to gather such information for filing in its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 on a timely basis without unreasonable effort or expense. The Company's Form 10-QSB will be filed not later than August 21, 2006. No accountant's statement or other exhibit required by Rule 12b-25(c) is applicable.

Part IV - Other Information

1.       Name and telephone number of person to contact in regard to this notification.

Ronald J. Ricciardi	570	414-1400
(Name)	(Area Code)	(Telephone Number)

2.       Have all other periodic reports required under Section 13 or 15(d) or the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

Yes No

3.       Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

Yes No

          If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

        The statements of operations and cash flow for the 2006 quarter will reflect the results of operations of the acquisition that the registrant acquired on September 23, 2005, as was reported in the prior quarterly report for the September 30, 2005 quarter.

FBO Air, Inc.
(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2006	By: /s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President and Chief Executive Officer