Form 10QSB
period 2006-06-30
FBO AIR, INC.
filed 2006-08-21
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to ________________

COMMISSION FILE NUMBER: 333-56046

FBO AIR, INC.
(Exact name of Small Business Issuer as Specified in Its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0617649 (I.R.S. Employer Identification No.)

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

As of August 17, 2006, the Registrant had 16,539,180 shares of its Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

Yes ☐	No ☒

FBO AIR, INC. AND SUBSIDIARIES
Form 10-QSB
June 30, 2006

FBO AIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 867,885
Accounts receivable, net of allowance for
doubtful accounts of $215,635	4,040,186
Inventory	195,560
Prepaid expenses and other current assets	147,275
Total current assets	5,250,906

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $179,325	1,156,144

OTHER ASSETS
Deposits	26,500
Note receivable	150,000
Intangible assets - trade names	420,000
Other intangible assets, net of
accumulated amortization of $169,267	470,733
Goodwill	4,194,770
Total other assets	5,262,003
TOTAL ASSETS	$11,669,053

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,177,109
Customer deposits	723,017
Accrued expenses	1,090,885
Accrued interest and dividends	573,350
Term loan - related party	1,500,000
Notes payable - other - current portion	209,793
Total current liabilities	8,274,154

LONG-TERM LIABILITIES
Notes payable - other - less current portion	375,114
Senior secured notes payable - net of discount of $702,936	793,388
Total long-term liabilities	1,168,502

Total liabilities	9,442,656

MANDATORILY REDEEMABLE CONVERTIBLE
PREFERRED STOCK- net of discount of $1,774,955
$0.001 par value; 1,000 shares authorized;
Series A Cumulative Convertible - 625 shares issued
and outstanding, with rights to a cumulative 8% dividend
payable quarterly; liquidation preference of $3,980,148	1,356,029

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized 10,000,000;
none issued and outstanding	-
Common stock - $.001 par value; authorized 100,000,000;
16,372,513 issued and outstanding	16,372
Additional paid-in capital	9,859,415
Deferred financing costs	(811,333)
Deferred compensation	(529,598)
Accumulated deficit	(7,664,488)

TOTAL STOCKHOLDERS' EQUITY	870,368

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$11,669,053

See notes to condensed consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

REVENUE	$8,968,720	$2,158,867	$19,670,841	$2,158,867
COST OF SALES	7,175,640	1,430,546	16,108,756	1,430,546
GROSS PROFIT	1,793,080	728,321	3,562,085	728,321

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES (including $234,469, $ -, $271,469 and
$- of stock based compensation in the three months
ended June 30, 2006 and 2005 and for the six months
ended June 30, 2006 and 2005)	2,605,236	1,190,865	4,569,976	1,406,192

OPERATING LOSS	(812,156)	(462,544)	(1,007,891)	(677,871)

OTHER INCOME (EXPENSE)
OTHER INCOME	155,700	--	155,700	--
INTEREST INCOME	4,641	3,360	10,093	3,360
INTEREST EXPENSE	(197,027)	(146,410)	(373,493)	(154,208)

TOTAL OTHER INCOME (EXPENSE)	(36,686)	(143,050)	(207,700)	(150,848)

NET LOSS	$(848,842)	$(605,594)	$(1,215,591)	$(828,719)

Deemed dividend to preferred stockholders:
Amortization of discount	(327,435)	(352,625)	(1,056,348)	(352,625)

Amortization of deferred financing costs	(141,804)	(159,514)	(625,861)	(159,514)

Preferred stock dividend	(63,395)	(84,630)	(132,276)	(84,630)

Net loss applicable to common stockholders	$(1,381,476)	$(1,202,363)	$(3,030,076)	$(1,425,488)

Basic and Diluted Net Loss Per
Common Share applicable to common stockholders	$(0.09)	$(0.12)	$(0.19)	$(0.18)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	16,236,834	10,044,397	15,816,809	8,079,317

See notes to condensed consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,215,591)	$(828,719)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	206,338	20,900
Amortization of debt discount	240,049	100,100
Stock based compensation	271,469	--

Changes in operating assets and liabilities:
Accounts receivable	(618,731)	(646,386)
Inventory	(4,305)	43,383
Prepaid expenses and other current assets	74,319	(83,385)
Due from stockholder	--	15,510
Accounts payable	27,197	555,508
Customer deposits	272,211	67,339
Accrued interest and dividends	68,963	--
Accrued expenses	285,138	11,050
TOTAL ADJUSTMENTS	822,648	84,019

NET CASH USED IN OPERATING
ACTIVITIES	(392,943)	(744,700)
CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable		(350,000)
Repayment of note receivable	200,000
Purchase of equipment	(57,753)	(28,478)
Acquisition of FBOs, less cash acquired of $167,329	--	(2,554,818)
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	142,247	(2,933,296)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of convertible notes	--	20,000
Repayment of notes	(211,869)	--
Deferred financing costs	--	(514,000)
Proceeds from the private placement	--	4,488,976
Proceeds from the Co-Investment	--	1,250,000
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES	(211,869)	5,244,976
NET CHANGE IN CASH AND CASH EQUIVALENTS	(462,565)	1,566,950

CASH AND CASH EQUIVALENTS - Beginning	1,330,450	14,117
CASH AND CASH EQUIVALENTS - Ending	$867,885	$1,581,097

See notes to condensed consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS, CONTINUED
(Unaudited)

	For the Six Months Ended June 30,
	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:

Interest	$79,926	$--
Income taxes	$--	$--

Non-cash investing and financing activities:

Common stock issued to settle obligations	$48,125	$--
Cashless exercise of stock options	$207	$--
Redeemable convertible preferred stock converted to common stock	$650,000	$400,000
Notes issued for acquisitions	$--	$672,948
Purchase of equipment under capital lease	$37,000	$--

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of June 30, 2006 and the results of operations and statements of cash flows for the periods shown not misleading have been included.

The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for any full year or any other interim period.

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

From its inception, the Company had been in the development stage and its efforts up to March 31, 2005 had been principally devoted to the organizational activities of raising capital, recruiting and hiring of key personnel, and identifying and screening of potential acquisitions.

On March 31, 2005, FBO Air formed FBO Air-Wilkes-Barre (“FBO Wilkes-Barre”), a wholly-owned subsidiary, and then acquired the Common Stock of Tech Aviation Service, Inc. (“Tech”), a fixed base operator in Avoca, Pennsylvania.

On March 31, 2005, FBO Air formed FBO Air-Garden City, a wholly-owned subsidiary of FBO Air, and then acquired certain operating assets of Central Plains Aviation, Inc., (“CPA”) a fixed base operator located in Garden City, Kansas.

Accordingly, since March 31, 2005, the Company has no longer been considered a development stage entity.

On September 23, 2005, FBO Air acquired the Common Stock of Airborne, Inc. (“Airborne”), a charter and aircraft management company, located in Elmira, New York.

On March 15, 2006, FBO Air formed Margeson & Associates, Inc. (“Margeson”), a wholly owned subsidiary of FBO Air. Margeson, an insurance agency, offers property, casualty and liability insurance targeted to the aviation industry. The operations of Margeson for the three and six months ended June 30, 2006 are deemed immaterial to the financial statements.

During March 2006, the Company completed its consolidation of certain activities under a single Federal Aviation Administration (“FAA”) Part 135 Certificate.  In connection with the consolidation, on April 11, 2006 the Company sold Tech, whose sole asset immediately prior to the sale consisted of Tech’s FAA Part 135 Certificate, and recognized other income of approximately $156,000.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2006, the Company had cash and cash equivalents of approximately $868,000 and had a working capital deficiency of approximately $3,023,000. The Company generated revenues of approximately $8,969,000 and $19,671,000 respectively, for the three and six months ended June 30, 2006. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of approximately $3,808,000 and $7,770,000, respectively, for the period from January 17, 2003 (date of inception) through June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Net Loss Per Common Share
Basic net loss per common share is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants and convertible preferred stock, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The total shares issuable upon the exercise of stock options, warrants and the convertible preferred stock as of June 30, 2006 and 2005 approximated 18,320,000 and 19,957,000, respectively.

Stock Based Compensation/Stock Options

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
Notes To Condensed Consolidated Financial Statements
(Unaudited)
NOTE 4 - Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

Effective April 1, 2005, the Board of Directors granted options to purchase an aggregate of 750,000 shares of the Common Stock. An option expiring March 31, 2010 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, who was elected as a Vice Chairman of the Board and the Chief Operating Officer of FBO Air, (ii) Jeffrey M. Trenk, who was elected as a Vice Chairman and Executive Vice President of Business Development of FBO Air, and (iii) Ronald J. Ricciardi, the President and Chief Executive Officer of FBO Air. These options are exercisable at $1.60 per share, the closing sales price on April 1, 2005, and vested immediately upon the grant date.

Effective September 23, 2005, the Board of Directors granted to John H. Dow, employed as the President of Airborne, an option expiring September 23, 2010 to purchase 250,000 shares of the Common Stock. The option is exercisable at $0.33 per share, the closing sales price on September 22, 2005, and vested immediately upon the grant date.

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

Effective December 13, 2005, four non-employee directors were granted options under the Plan, expiring five years after date of grant to purchase, in the aggregate, 100,000 shares of the Common Stock. These options are exercisable at $0.64 and vest one year from date of the grant.

Effective April 1, 2006, the Board of Directors granted options under the Plan to purchase an aggregate of 750,000 shares of the Common Stock, expiring five years after the date of grant. An option expiring March 31, 2011 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, (ii) Jeffrey M. Trenk, and (iii) Ronald J. Ricciardi, These options are exercisable at $0.50 per share, the closing sales price on April 1, 2006, and vested immediately upon the grant date. These options are valued at $359,464.

Effective May 30, 2006, the Board of Directors granted options under the plan to purchase an aggregate of 160,000 shares of the Common Stock to employees of the Company, expiring three years after the date of grant. These options are exercisable at $0.51 per share, the closing price at May 30, 2006, and options as to 60,000 shares vested immediately upon the grant date and options as to 100,000 shares vest one year from the date of grant. These options are valued at $78,228.

For the three and six months ended June 30, 2006, the Company incurred stock-based compensation expense of $205,094 and $242,094, respectively, related to stock options. In addition, for the three and six months ended June 30, 2006, the Company incurred stock-based compensation expense of $29,375 in connection with stock issued in settlement of a legal dispute.

Prior to January 1, 2006, the Company accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize compensation expense only if it granted options with a discounted exercise price. Any resulting compensation expense would then have been recognized ratably over the associated service period. No stock-based employee compensation expense relating to the Company’s stock options were reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying Common Stock on the date of grant. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123, “Accounting for Stock-Based Compensation” ("SFAS 123") had been applied to its stock-based compensation.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the three and six months ended March 31, 2006 included compensation expense for all stock-based compensation awards granted, but not yet fully vested, prior to January 1, 2006.  The fair value of the options granted was determined at the original grant date in accordance with the provisions of SFAS 123.  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements for the three and six months ended June 30, 2006 was approximately $205,000 and $242,000, respectively, greater than if the Company had continued to account for stock-based compensation under APB 25. The impact of the adoption of FAS123R on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.01 and $0.02 per share, respectively. At June 30, 2006, the unamortized value of employee stock options under SFAS 123R was approximately $529,528. The unamortized portion will be expensed over a weighted average period of approximately 4 years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed.  For the three and six months ended June 30, 2006, stock based compensation expense for non-employees related to 57,598 shares of the Common Stock issued in connection with the settlement of litigation was $29,375 and was accounted for under EITF 96-18.

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

The fair value of each option grant during the three and six months ended June 30, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
Dividend yield	0%	0%
Expected volatility	232%	232%
Risk-free interest rate	4.9%	4.9%
Expected lives	3 years	3 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology for the three and six months ended June 30, 2006 was $0.48.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

A summary of the status of the outstanding options and the changes during the three and six months ended June 30, 2006 is presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2006	1,250,000	$1.08
Granted (weighted average fair value
of $0.48 per share)	910,000	0.50
Exercised	(375,000)	0.22
Forfeited	-	-

Balance, June 30, 2006	1,785,000	$0.96

The options exercised aggregating 375,000 were exercised on a cashless basis, and in connection therewith, the Company issued 207,435 shares of the Common Stock.

A summary of the Company’s stock options outstanding and exercisable at June 30, 2006 is presented in the table below:

	Option exercise price					Total	Intrinsic Value

	$0.01	$0.50	$0.51	$0.64	$1.60
Outstanding	25,000	750,000	160,000	100,000	750,000	1,785,000	$10,950

Weighted average remaining contractual life of options outstanding (in years)	2.25	4.75	4.92	2.25	3.75
Exercisable	25,000	750,000	60,000	-	750,000	1,585,000	$10,250

The Company has determined that shares of Common Stock for future exercises shall be authorized but unissued shares of stock.

A summary of non-vested options at June 30, 2006 is shown below:

	Non-Vested Shares	Fair Value

Non-vested at January 1, 2006	200,000	$0.57
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2006	200,000	$0.57

For the three and six months ended June 30, 2005, under APB 25, no stock-based employee compensation expense relating to the Company’s stock options was reflected in net loss, as all options granted under its plan had an exercise price equal to or greater than the market value of the underlying Common Stock on the date of grant.

Note 4 - Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

For the Company’s pro forma information for the three and six months ended June 30, 2005, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Dividend yield	0%	0%
Expected volatility	55%	55%
Risk-free interest rate	3.9%	3.9%
Expected lives	2 years	2 years

The weighted average fair value of the options on the date of grant, using the fair value based method, for the three and six months ended June 30, 2005 was $- and $0.53.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition method under the provisions of SFAS 123.

(All numbers in 000’s except per share data.)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net loss applicable to common stockholders, as reported	$(1,202)	$(1,425)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	20	20
Pro-forma net loss	$(1,222)	$(1,445)
Net loss per share applicable to common stockholders - basic and diluted:
As reported	$(0.12)	$(0.18)
Pro forma	$(0.12)	$(0.18)

Inventory

Inventory consists primarily of aviation fuel and is stated at the lower of cost or market determined by the first-in, first out method.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This interpretation shall be effective for fiscal years beginning after December 15, 2006. Earlier adoption is permitted as of the beginning of an enterprise’s fiscal year, provided the enterprise has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The cumulative effects, if any, of applying this interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the expected effect of FIN 48 on its consolidated financial statements and is currently not yet in a position to determine such effects.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
NOTE 5 - Pro forma Combined Results of Operations

The following table presents the unaudited pro forma combined results of operations of FBO Air, Tech, CPA, and Airborne for the three and six months ended June 30, 2005, as if the three subsidiaries had been acquired at January 1, 2005.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Revenues: Net Sales	$5,590,686	$10,405,710
Net loss applicable to common stockholders	$(604,755)	$(718,065)
Basic and diluted net loss per common share	$(0.05)	$(0.07)
Pro-forma weighted average common shares outstanding - basic and diluted	12,377,731	10,379,644

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions had been completed as of January 1, 2005, nor are they necessarily indicative of future consolidated results.

NOTE 6 - Property and Equipment

Property and equipment as of June 30, 2006 consisted of the following:

		Estimated Useful Life
Aircraft	$564,786	7 - 15 years
Vehicles	267,000	5 - 7 years
Office furniture and equipment	182,259	7 years
Tools and shop equipment	285,077	7 - 15 years
Leasehold improvements	36,347	7 - 10 years
Total	$1,335,469
Less: accumulated depreciation and amortization	(179,325)
Property and equipment, net	$1,156,144

Depreciation and amortization expense for the three and six months ended June 30, 2006 and 2005 was approximately $45,000, $91,000 and $21,000 and $21,000, respectively.

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

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
NOTE 7 - Note Receivable, continued

On February 1, 2006, the Company declined to pursue the acquisition and negotiated revised repayment terms, whereupon the Company released its security interest in the tangible property, goods and accounts and the Maker made a $200,000 cash payment with the balance of the principal, plus unpaid interest and certain legal fees for a total of about $174,000, to be paid over a twenty-four month period with an annual interest at a rate of six percent (6%) to be paid quarterly and the principal balance due upon maturity. The owner of Maker has provided a personal guarantee of the payment of the remaining obligation under the note receivable.

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

In conjunction with the issuance of the term note, FBO Air also issued a five-year warrant to purchase a total of 1,200,000 shares of the Common Stock at an exercise price of $0.60 per share. The Company allocated $35,000 of the aggregate proceeds from the term notes to the warrant as an original issuance discount, which represented the relative fair value of the warrant at the date of issuance, and amortizes the discount to interest expense over the life of the term note. The amount amortized to interest expense for the three and six months ended June 30, 2006 was approximately $0 and $14,865, respectively.

NOTE 9 - Capital Lease Obligations

The Company’s property under capital leases, at June 30, 2006, which is included in property equipment, is summarized as follows:

Vehicles	$37,000
Less: accumulated depreciation	(3,700)

$33,300

The Company’s capital leases require monthly payments of $750 including effective interest of 8% per annum through December 2011.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)
NOTE 9 - Capital Lease Obligations

Future minimum lease payments at June 30, 2006 for the next five (5) years and in the aggregate are as follows:

For the Twelve Months Ending June 30, 2006,	Amount
2007	$9,000
2008	9,000
2009	9,000
2010	9,000
2011	4,500
40,500
Less: amount representing interest	(6,572)

Present value of future minimum lease payments	33,928
Less: current maturities	(8,625)

Total	$25,303

Depreciation of assets held under capital leases in the amount of $1,850 and $3,700 is included in depreciation expense for the three and six months ended June 30, 2005, respectively.

NOTE 10 - Stockholders’ Equity

Common Stock

On January 5, 2006, the Company issued 25,000 shares of the Common Stock in connection with the settlement of certain accrued expenses valued at $18,750.

During the three and six months ended June 30, 2006, the Company issued no shares and 207,435 shares, respectively, of the Common Stock to directors and a former director in connection with the cashless exercise of 350,000 stock options.

During the three and six months ended June 30, 2006, deferred financing costs of $141,804 and $625,861 and accretion of discount of $327,435 and $1,056,348 were amortized as deemed dividends on the Series A Convertible Preferred Stock.

During the three and six months ended June 30, 2006, dividends of $63,395 and $132,276 were accrued on the Series A Convertible Preferred Stock.

During the three and six months ended June 30, 2006, holders of 10 and 130 shares, respectively, of the Series A Convertible Preferred Stock converted their shares and were issued 166,667 shares and 2,166,668 shares of the Common Stock. Approximately 166,000 and 250,000 shares of the Common Stock will be issued as dividends with respect to the 120 shares of the Convertible Preferred Stock which were converted during the three-month period ended June 30, 2006 and six-month period ended June 30, 2006, respectively, when the Company meets the requirements, as stipulated under the laws of the State of Nevada, for the issuance of these dividends. In addition, at June 30, 2006, approximately 132,000 shares of the Common Stock are reserved for issuance as dividends with respect to the 101 shares of the Convertible Preferred Stock which were converted prior to December 31, 2005 when the Company meets the requirements, as stipulated under the laws of the State of Nevada, for the issuance of these dividends.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10 - Stockholders’ Equity, continued

Common Stock, continued

On May 31, 2006, the Company issued 57,598 shares of the Common Stock in connection with the settlement of litigation valued at $29,375.

Stock Options

Under the terms of their respective employment agreements, on May 30, 2006, and effective April 1, 2006, the Company granted three executives stock options to purchase, in the aggregate, 750,000 shares of the Common Stock at $0.50 per share.

On May 30, 2006, the Company granted to a group of employees, stock options to purchase, in the aggregate, 160,000 shares of the common stock at $0.51 per share.

NOTE 11 - Commitments and Related Party

On May 24, 2006, the Company entered into an agreement to lease an aircraft from a company, of which one of its members is John Dow, a Director, and the President of its FirstFlight division. The terms of the lease provide for the payment of rent of $17,000 per month and a charge of $600 for each hour of aircraft use. The lease expires May 31, 2009. This aircraft will be managed by the Company through its FirstFlight division.

The firm of Wachtel & Masyr, LLP is corporate counsel to the Company. Mr. William B. Wachtel, FBO Air’s chairman of the board is a senior partner of the firm. At June 30, 2006 the Company has recorded in accrued expenses an obligation for legal fees of approximately $533,000 related to these legal services.

NOTE 12 - Litigation

In early 2005, FBO Air was served with a complaint which names FBO Air, among others, as a defendant in a suit brought by a broker-dealer, seeking damages of approximately $100,000 arising from Shadows Bend's cancellation of a stock certificate in the year 2002 evidencing shares allegedly sold by the plaintiff for the account of a stockholder of Shadows Bend. Captioned Institutional Capital Management, Inc. vs. Michael W. Sciacchetano, et. al., the suit was pending in the 215th Judicial District Court, Harris County, Texas. On March 28, 2005, FBO Air filed a general denial. On June 20, 2006 this suit was settled and the Company agreed to pay $29,375 in cash and to issue 57,598 shares of the Common Stock valued at $29,375. The Company has granted piggy-back registration rights, on a best efforts basis, in regard to these shares and has agreed that within one year of issue the Company will repurchase these shares for $29,375 in cash.

On May 19, 2005, New World Aviation, Inc. ("New World") instituted an action in the Supreme Court of the State of New York, County of New York, captioned New World Aviation, Inc., Plaintiff, against Robert J. Ettinger, individually, and FBO Air, Inc., Defendants. Since April 1, 2005, Mr. Ettinger has been an officer of FBO Air and, from March 31, 2005 until July 24, 2006, a director of FBO Air. Until March 25, 2005, when he resigned, Mr. Ettinger had served as President (since October 15, 1998) of New World. In its amended complaint New World is seeking (a) to enjoin the Defendants from soliciting New World's clients and employees allegedly using the confidential information which Mr. Ettinger learned in his "high-level position with New World" and (b) damages in an amount to be determined at trial against Mr. Ettinger for his alleged breach of fiduciary duties to New World. On June 20, 2005, FBO Air answered the complaint, asserting as affirmative defenses that (a) New World had forced Mr. Ettinger's resignation by reneging on its promise to pay him a bonus for 2004, (b) New World is partly responsible for any alleged damages, (c) the identity of actual and potential New World clients is available from publicly available records, (d) any putative damages sustained by New World were caused by New World and third parties and (e) New World's claims are barred by the statute of fraud. Mr. Ettinger also filed a counterclaim against New World for $25,000 relating to the 2004 bonus, to which New World has asserted five affirmative defenses.

On September 6, 2005, the court denied New World's motion for preliminary injunctive relief, which sought to bar FBO Air from soliciting New World's customers or employees. The court also denied FBO Air's motion for summary judgment.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 12 - Litigation, continued

On August 21, 2006, this matter was settled on the following basis: (1) Mr. Ettinger agreed to pay the plaintiff $7,000 to cover certain costs of plaintiff and to repay the plaintiff certain cash advances while he employed by plaintiff and (2) Mr. Ettinger and FBO Air agreed not to use any written or electronic information or documents obtained while he was employed to advance the business interests of FBO Air and/or to solicit any present or former clients, customers, passengers or employees of the plaintiff. The parties exchanged general releases.

NOTE 13 - Client and Segment Data

The Company’s operations are conducted through two divisions - FirstFlight, which handles the charter management activities, and Tech Aviation, which operates the FBO business. Charter management is the business of providing on-call passenger (and/or cargo) air transportation. The Company implements charter services through a fleet of managed aircraft - owned by another person or entity for which FirstFlight provides regulatory and maintenance oversight while offering charter services. An FBO is the primary provider of services such as the fueling, hangaring, maintenance and repair to private/general aviation aircraft operators. The operations of Margeson, the newly formed insurance unit of the Company for the three and six months ended are deemed immaterial and are not presented within this segment data.

The following table summarizes financial information about the Company’s business segments for the three and six months ended June 30, 2005 (in thousands):

	For Three Months Ended June 30, 2006

	Tech Aviation ”FBO”	FirstFlight “Charter”	Corporate	Consolidated
Revenues	$1,509	$7,460	$-	$8,969
Income (Loss) from Operations	$6	$(85)	$(733)	$(812)
Depreciation and Amortization	$21	$88	2	$111
Interest Expense	$(36)	$(161)	$-	$(197)

	For Three Months Ended June 30, 2005

	Tech Aviation ”FBO”	FirstFlight “Charter”	Corporate	Consolidated
Revenues	$2,159	$-	$-	$2,159
Loss from Operations	$48	$-	$(511)	$(463)
Depreciation and Amortization	$21	$-	$-	$21
Interest Expense	$(146)	$-	$-	$(146)

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 13 - Client and Segment Data, continued

	For Six Months Ended June 30, 2006

	Tech Aviation ”FBO”	FirstFlight “Charter”	Corporate	Consolidated
Revenues	$3,079	$16,592	$-	$19,671
Income (Loss) from Operations	$(15)	$326	$(1,319)	$(1,008)
Depreciation and Amortization	$69	135	$2	$206
Interest Expense	$(94)	$(279)	$-	$(373)
Capital Expenditures	$58	$-	$-	$58

	For Six Months Ended June 30, 2005

	Tech Aviation ”FBO”	FirstFlight “Charter”	Corporate	Consolidated
Revenues	$2,159	$-	$-	$2,159
Income (Loss) from Operations	$48	$-	$(726)	$(678)
Depreciation and Amortization	$21	$-	$-	$21
Interest Expense	$(154)	$-	$-	$(154)
Capital Expenditures	$28	$-	$-	$28

NOTE 14 - Subsequent Event

On July 28, 2006, holders of 10 shares of the Series A Convertible Preferred Stock converted their shares and were issued 166,667 shares of the Common Stock.

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

Our operations are conducted through two segments - our FirstFlight (“FirstFlight”) division, which handles the aircraft charter management activities, and Tech Aviation (“Tech Aviation”), which operates the FBO business. Charter management is the business of providing on-call passenger (and/or cargo) air transportation. We implement charter services through a fleet of managed aircraft - owned by another person or entity for which FirstFlight provides regulatory and maintenance oversight while offering charter services. An FBO is the primary provider of services such as the fueling, hangaring, maintenance and repair to private/general aviation aircraft operators.

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

On March 15, 2006, the Company formed Margeson and Associates, Inc. (“Margeson”) an insurance brokerage company that will represent and sell aviation oriented insurance. Margeson results for the six months ended June 30, 2006 are deemed immaterial.

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

On April 15, 2005, FBO Air closed on a round of financing related to its March and April 2005 private offering, raising gross cash proceeds of approximately $4,490,000. On March 31, 2005, FBO Air had raised $1,250,000 in a related private offering. On September 23, 2005, FBO Air raised $1,500,000 through the issuance of a 180-day term note, the proceeds from which were substantially applied to fund the acquisition of the Elmira location.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2006, the Company had cash and cash equivalents of approximately $868,000 and had a working capital deficiency of approximately $3,023,000. The Company generated revenues of approximately $8,969,000 and $19,671,000 for the three and six months ended June 30, 2006. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of approximately $3,808,000 and $7,770,000, respectively, for the period from January 17, 2003 (date of inception) through June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As indicated above, management has taken steps to improve the Company’s liquidity. The Company intends to raise additional capital through private debt and equity investors. There is no assurance that these funds, if raised, will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2006 and 2005.

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

Revenues

We had overall revenues of approximately $8,969,000 for the three months ended June 30, 2006 as compared to revenues of about $2,159,000 for the three months ended June 30, 2005. During the three months ended June 30, 2006, the FirstFlight segment generated approximately $7,460,000 of this revenue while the Tech Aviation segment generated approximately $1,509,000.

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

Of the approximately $7,460,000 in FirstFlight segment revenues, $4,886,000 (65.5%) were generated directly through the charter of aircraft. Approximately $1,586,000 (21.3%) of revenues was generated by aircraft management services, $563,000 (7.5%) is related to aircraft maintenance, and $425,000 (5.7%) is from the sale of fuel.

FirstFlight Segment, continued

FirstFlight managed 16 aircraft for owners at June 30, 2006. These aircraft were offered for charter when not in use by their owners. FirstFlight generates fee revenue from the management of aircraft - ensuring that the aircraft meets compliance with manufacturer and FAA regulations in addition to earning a commission on charter activity.

Tech Aviation Segment

The Tech Aviation segment has its main facility in Wilkes-Barre, PA, and became part of FBO Air through the acquisitions of Tech and CPA on March 31, 2005. Tech Aviation operates the FBO business, providing services such as fueling, hangaring, maintenance and repair for private and general aviation aircraft operators.

Of the approximately $1,509,000 in Tech Aviation segment revenues, $1,278,000 (84.7%) were generated by the sale of jet fuel, aviation gasoline (“avgas”), and related items, $112,000 (7.4%) relates to aircraft maintenance activities, $95,000 (6.3%) is related to flight training, and $24,000 (1.6%) was generated by our contract management of non-owned FBO facilities and miscellaneous items.

Cost of Revenues and Gross Profit

FirstFlight Segment

FirstFlight’s cost of revenues for the three months ended June 30, 2006 was $6,219,000, or 83.4% of revenue, for a gross profit of $1,241,000, or 16.6% of revenue. The largest dollar contributor to gross profit was the charter of aircraft under our management (63.8%), followed by management services (20.8%), fuel (8.4%), and maintenance activity (7.0%).

Tech Aviation Segment

Tech Aviation’s cost of revenues for the three months ended June 30, 2006 was $957,000, or 63.4% of revenue, for a gross profit of $552,000, or 36.6% of revenue. The largest dollar contributor to gross profit was the sale of jet fuel, avgas, and related items (80.0%), maintenance activities (9.6%), the operation of the flight school (6.1%), followed by the contract management of non-owned FBO facilities and miscellaneous items (4.3%)

The cost of fuel has been a major focus in this division. We closely monitored the marketplace in conjunction with our fuel provider. In many cases we were able to buy-in prior to anticipated increases, thereby maintaining and, in some cases, maximizing margins. During the three months ended June 30, 2006, the Company sold to a third party an FAA 135 Certification, realizing net other income of approximately $156,000.

Operating Expenses

We had overall operating expenses of approximately $2,605,000 for the three months ended June 30, 2006 as compared to approximately $1,191,000 for the three months ended June 30, 2005. The increases were driven by operating costs incurred as a result of the acquisition of three operating companies. The FirstFlight segment, which is a function of the September 23, 2005 acquisition of Airborne, represented approximately $1,326,000 in operating expenses and the Tech Aviation segment, which is a function of the March 31, 2005 acquisitions of Tech and CPA, represented approximately $546,000 in operating expenses.

The remainder of operating expenses was attributable to the corporate operations and amounted to approximately $733,000 for the three months ended June 30, 2006 as compared to $215,000 for the three months ended June 30, 2005. These increased expenses were primarily comprised of legal and accounting expenses incurred in connection with being an operating company for the full three months along with increased payroll and benefit expenses related to a larger infrastructure.

Interest Expense

Interest expense for the three months ended June 30, 2006 and 2005 was approximately $197,000 and $146,000, respectively. The increase in interest expense for the three months ended June 30, 2006 was primarily attributable to approximately $35,000 of interest incurred on the $1,500,000 term loan, as well as the amortization of warrants related to the term loan of approximately $15,000.

Comparison of the six months ended June 30, 2006 and 2005.

Revenues

We had overall revenues of approximately $19,671,000 for the six months ended June 30, 2006 as compared to revenues of $2,159,000 for the six months ended June 30, 2005. The FirstFlight segment generated approximately $16,592,000 of this revenue while the Tech Aviation segment generated approximately $3,079,000.

FirstFlight Segment

Of the approximately $16,592,000 in FirstFlight segment revenues in the six months ended June 30, 2006, $11,273,000 (68.0%) were generated directly through the charter of aircraft. Approximately $3,347,000 (20.2%) of revenues was generated by aircraft management services, $1,081,000 (6.5%) is related to aircraft maintenance, $703,000 (4.2%) is from the sale of fuel, and about $188,000 (1.1%) is related to commissions on the sale of aircraft and the sale of other miscellaneous items.

Tech Aviation Segment

Of the approximately $3,079,000 in Tech Aviation segment revenues in the six months ended June 30, 2006, $2,515,000 (81.7%) were generated by the sale of jet fuel, aviation gasoline (“avgas”), and related items, $323,000 (10.5%) relates to aircraft maintenance activities, $186,000 (6.0%) is related to flight training and $55,000 (1.8%) is from the contract management of non-owned FBO facilities and miscellaneous items.

Cost of Revenues and Gross Profit

FirstFlight Segment

FirstFlight’s cost of revenues for the six months ended June 30, 2006 was $14,295,000, or 86.2% of revenue, for a gross profit of $2,297,000, or 13.8% of revenue. The largest dollar contributor to gross profit was the charter of aircraft under our management (62.1%), followed by management services (20.9%), maintenance activity (9.3%), fuel sales (7.7%), and aircraft sales commissions and miscellaneous items (0.0%).

Tech Aviation Segment

Tech Aviation’s cost of revenues for the six months ended June 30, 2006 was $1,814,000, or 58.9% of revenue, for a gross profit of $1,265,000, or 41.1% of revenue. The largest contributor to gross profit was the sale of jet fuel, avgas, and related items, with a gross profit of $1,021,000 (80.7%), followed by maintenance activities ($128,000/10.1%), the operation of the flight school $62,000 (4.9%) and the contract management of non-owned FBO facilities and miscellaneous items $54,000 (4.3%).

Operating Expenses

We had overall operating expenses of approximately $4,570,000 for the six months ended June 30, 2006 as compared to approximately $1,406,000 for the six months ended June 30, 2005. The increases were driven by operating costs incurred as a result of the acquisition of three operating companies. The FirstFlight segment, which is a function of the September 23, 2005 acquisition of Airborne, represented approximately $1,971,000 in operating expenses and the Tech Aviation segment, which is a function of the June 30, 2005 acquisitions of Tech and CPA, represented approximately $1,280,000 in operating expenses.

The remainder of operating expenses was attributable to the corporate operations and amounted to approximately $1,319,000 for the six months ended June 30, 2006 as compared to $726,000 for the six months ended June 30, 2005. These increased expenses were primarily comprised of legal and accounting expenses incurred in connection with being an operating company for the full six months along with increased payroll and benefit expenses related to a larger infrastructure.

Interest Expense

Interest expense for the six months ended June 30, 2006 and 2005 was approximately $373,000 and $154,000, respectively. The increase in interest expense for the six months ended June 30, 2006 was primarily attributable to the interest incurred for the full six-month period for the Senior Secured Notes, issued in March and April 2005 and the $1,500,000 term loan, issued in September 2005.

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

During the six months ended June 30, 2006, the Company had a net decrease in cash and cash equivalents of approximately $463,000. The Company's sources and uses of funds during this period were as follows:

Cash Used in Operating Activities

For the six months ended June 30, 2006, net cash used in operating activities was approximately $393,000. This was primarily driven by a net loss, after adding back non-cash items of $498,000 (net loss of $1,216,000, less $718,000 of non-cash items) and an increase in accounts receivable of $619,000. Net cash used in operations was reduced by the effect of an increase in accrued expenses of $285,000 and an increase in customer deposits of $272,000. These changes in cash used in operating activities were primarily attributable to expenditures and working capital requirements associated with the expansion of our businesses.

For the six months ended June 30, 2005, net cash used in operating activities was $745,000. This was attributable to a net loss after adding back non-cash items of $708,000 (net loss of $829,000 less $121,000 of non-cash items), an increase of accounts receivable of $646,000, offset by an increase of $556,000 in accounts payable.

Cash Used in Investing Activities

For the six months ended June 30, 2006, net cash provided by investing activities was approximately $142,000. This was primarily attributable to the receipt of a $200,000 partial repayment of a note receivable, offset by $58,000 for the purchase of equipment.

For the six months ended June 30, 2005, net cash used in investing activities was $2,933,000 of which $350,000 was attributable to the issuance of a note receivable and $2,555,000 was attributable to the purchase of two fixed base operating companies on March 31, 2005.

Cash Provided by Financing Activities

For the six months ended June 30, 2006, net cash used in financing activities was approximately $212,000, representing the principal repayments on certain notes payable associated with the March 31, 2005 acquisitions. For the six months ended June 30, 2005, net cash provided by financing activities was $5,245,000, principally consisting of the funds that we received through private placements of $4,489,000 consisting of the issuance of $1,496,000 of Senior Secured Notes and the issuance of $2,993,000 of Series A Preferred Stock and $1,250,000 for a co-investment of Series A Preferred Stock. Warrants for the purchase of 3,618,000 shares of the Common Stock were issued in connection with the private placement and the co-investment. Issuance expenses of $514,000 were paid in cash at closing .

As of June 30, 2006, the Company had a working capital deficiency of approximately $3,023,000. On the basis of the foregoing, and the risk factors as outlined below, we believe that, based upon the cash on hand and resources available, the Company will require additional debt or equity capital to fund operations past the remainder of this calendar year. There is no assurance that FBO Air will be able to raise the additional funds required, or that if raised, these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation

Effective April 1, 2005, the Board of Directors granted options to purchase an aggregate of 750,000 shares of the Common Stock. An option expiring March 31, 2010 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, who was elected as a Vice Chairman of the Board and the Chief Operating Officer of FBO Air, (ii) Jeffrey M. Trenk, was elected as a Vice Chairman and Executive Vice President of Business Development of FBO Air, and (iii) Ronald J. Ricciardi, the President and Chief Executive Officer of FBO Air. These options are exercisable at $1.60 per share, the closing sales price on April 1, 2005, and vested immediately upon the grant date.

Effective September 23, 2005, the Board of Directors granted to John H. Dow, employed as the President of Airborne, an option expiring September 23, 2010 to purchase 250,000 shares of the Common Stock. The option is exercisable at $0.33 per share, the closing sales price on September 22, 2005, and vested immediately upon the grant date.

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

Effective December 13, 2005, four non-employee directors were granted options under the Plan, expiring five years after date of grant to purchase, in the aggregate, 100,000 shares of the Common Stock. These options are exercisable at $0.64 and vest one year from date of the grant.

Effective April 1, 2006, the Board of Directors granted options under the Plan to purchase an aggregate of 750,000 shares of the Common Stock, expiring five years after the date of grant. An option expiring March 31, 2011 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, (ii) Jeffrey M. Trenk, and (iii) Ronald J. Ricciardi, These options are exercisable at $0.50 per share, the closing sales price on April 1, 2006, and vested immediately upon the grant date. These options are valued at $359,464.

Effective May 30, 2006, the Board of Directors granted options under the Plan to purchase an aggregate of 160,000 shares of the Common Stock to employees of the Company, expiring three years after the date of grant. These options are exercisable at $0.51 per share, the closing price at May 30, 2006, and vested immediately upon the grant date. These options are valued at $78,228.

For the three and six months ended June 30, 2006, the Company incurred stock-based compensation expense of $205,094 and $242,094, respectively, related to stock options. In addition, for the three and six months ended June 30, 2006, the Company incurred stock-based compensation expense of $29,375 in connection with stock issued in settlement of a legal dispute.

Prior to January 1, 2006, the Company accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize compensation expense only if it granted options with a discounted exercise price. Any resulting compensation expense would then have been recognized ratably over the associated service period. No stock-based employee compensation expense relating to the Company’s stock options were reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying Common Stock on the date of grant. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123, “Accounting for Stock-Based Compensation” ("SFAS 123") had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the three and six months ended June 30, 2006 included compensation expense for all stock-based compensation awards granted, but not yet fully vested, prior to January 1, 2006.  The fair value of the options granted was determined at the original grant date in accordance with the provisions of SFAS 123.  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements for the three and six months ended June 30, 2006 was approximately $205,000 and $242,000, respectively, greater than if the Company had continued to account for stock-based compensation under APB 25. The impact of the adoption of FAS123R on both basic and diluted earnings per share for the three and six months ended June 30, 2006 was $0.01 and $0.02 per share, respectively. At June 30, 2006, the unamortized value of employee stock options under SFAS 123R was $529,778. The unamortized portion will be expensed over a weighted average period of approximately 4 years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed.  For the three and six months ended June 30, 2006, stock based compensation expense for non-employees related to 57,598 shares of the Common Stock issued in connection with the settlement of litigation was $29,375 and was accounted for under EITF 96-18.

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

The weighted average fair value of the options on the date of grant, using the fair value based methodology for the three and six months ended June 30, 2006 was $0.48.

A summary of the status of the outstanding options and the changes during the three and six months ended June 30, 2006 is presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2006	1,250,000	$1.08
Granted (weighted average fair value
of $0.48 per share)	910,000	0.50
Exercised	(375,000)	0.22
Forfeited	-	-
Balance, June 30, 2006	1,785,000	$0.96

The options exercised aggregating 375,000 were exercised on a cashless basis, and in connection therewith, the Company issued 207,435 shares of the Common Stock.

A summary of the Company’s stock options outstanding and exercisable at June 30, 2006 is presented in the table below:

	Option exercise price					Total	Intrinsic Value

	$0.01	$0.50	$0.51	$0.64	$1.60
Outstanding	25,000	750,000	160,000	100,000	750,000	1,785,000	$10,950

Weighted average remaining contractual life of options outstanding (in years)	2.25	4.75	4.92	2.25	3.75
Exercisable	25,000	750,000	60,000	-	750,000	1,585,000	$10,250

The Company has determined that shares of Common Stock for future exercises shall be authorized but unissued shares of stock.

A summary of non-vested options at June 30, 2006 is shown below:

	Non-Vested Shares	Fair Value

Non-vested at January 1, 2006	200,000	$0.57
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2006	200,000	$0.57

For the three and six months ended June 30, 2005, under APB 25, no stock-based employee compensation expense relating to the Company’s stock options was reflected in net loss, as all options granted under its plan had an exercise price equal to or greater than the market value of the underlying Common Stock on the date of grant.

The weighted average fair value of the options on the date of grant, using the fair value based method, for the three and six months ended June 30, 2005 was $- and $0.53.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition method under the provisions of SFAS 123.

(All numbers in 000’s except per share data.)	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net loss applicable to common stockholders, as reported	$(1,202)	$(1,425)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	20	20
Pro-forma net loss	$(1,222)	$(1,445)
Net loss per share applicable to common stockholders - basic and diluted:
As reported	$(0.12)	$(0.18)
Pro forma	$(0.12)	$(0.18)

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

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 1 of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 (the “March Form 10-QSB”) of FBO Air, Inc. (“FBO Air”), the registrant, for a description of a then pending proceeding captioned Institutional Capital Management, Inc. vs. Michael W. Sciacchetano, et., al. in which FBO Air was one of the defendants. As reported in FBO Air’s Current Report on Form 8-K filed on June 5, 2006, this action has been settled by FBO Air with the defendant.

Reference is made to Item 1 of the March Form 10-QSB for a description of a still pending proceeding captioned New World Aviation, Inc., Plaintiff, against Robert J. Ettinger, individually, and FBO Air, Inc., Defendants.

On August 21, 2006, this matter was settled on the following basis: (1) Mr. Ettinger agreed to pay the plaintiff $7,000 to cover certain costs of plaintiff and to repay the plaintiff certain cash advances while he employed by plaintiff and (2) Mr. Ettinger and FBO Air agreed not to use any written or electronic information or documents obtained while he was employed to advance the business interests of FBO Air and/or to solicit any present or former clients, customers, passengers or employees of the plaintiff. The parties exchanged general releases.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

There were none.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Merger dated as of July 26, 2004 by and between the Company (then named Shadows Bend Development, Inc.) and FBO Air, Inc, an Arizona Corporation (without schedules). (1)

3(i)	Certificate of Amendment to the Company’s Certificate of Incorporation filed on July 30, 2004. (1)

3(i)(1)	Copy of the Certificate of Designations. (2)

4.1	Form of 10% Senior Secured Promissory Note due March 31, 2008 or April 8, 2008. (3)

4.2	Form of Investor Warrant. (3)

4.3	Copy of General Security Agreement dated as of June 30, 2005. (3)

4.4	Form of Investor Warrant. (3)

4.5	Copy of Warrant expiring September 22, 2010. (4)

10.1	Copy of Employment Agreement dated as of April 1, 2005 by and between Robert J. Ettinger and the Company. (3)

10.3	Copy of Employment Agreement dated as of April 1, 2005 between Jeffrey M. Trenk and the Company. (3)

10.4	Copy of Employment Agreement dated as of January 2, 2004 by and between Ronald J. Ricciardi and the Company (as the successor by merger to FBO Air, Inc., an Arizona corporation). (5)

10.5	Copy of First Amendment effective April 1, 2005 to the Ricciardi Employment Agreement, a copy of which is filed as Exhibit 10.4. (3)

10.6	Copy of Asset Purchase Agreement dated March 31, 2005 among FBO Air - Garden City and John A. Crotts. (3)

Item 6. Exhibits, continued

Exhibit No.	Description of Exhibit

10.7	Copy of Stock Purchase Agreement dated March 31, 2005 between Tech Aviation Source, Ronald D. Ertley, Frank E. Paczewski, and FBO Air Wilkes-Barre, Inc. (3)

10.8	Copy of Stock Purchase Agreement Dated as of September 22, 2005 by and among Airborne, Inc., John H. Dow, Daphne Dow and the Company (without a schedule or exhibit). (7)

10.9	Copy of Employment Agreement dated as of September 23, 2005 among John Dow, Airborne, Inc. and the Company. (7)

10.10	Copy of Lease dated as of September 23, 2005 between John H. Dow and Daphne Dow, as the Landlord, and Airborne, Inc., as the Tenant. (7)

10.11	Copy of Term Loan Agreement dated as of September 23, 2005 by and among the Company, Airborne, Inc., and Airport Capital, LLC. (7)

31.1	Officer’s Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (8)

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (8)
________________________
Footnotes:

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 27, 2004.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on March 29, 2005.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on November 3, 2005.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 5, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on November 4, 2004.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2005.
(8)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 21, 2006	FBO AIR, INC.

	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi Chief Executive Officer (acting principal financial officer)