Form 10QSB
period 2006-09-30
FBO AIR, INC.
filed 2006-11-20
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes ☐          No ☒

As of November 20, 2006, the Registrant had 36,583,793 shares of its Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

Yes ☐          No ☒

FBO AIR, INC. AND SUBSIDIARIES
FORM 10-QSB
September 30, 2006

-i-

FBO AIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,757,407
Accounts receivable, net of allowance for
doubtful accounts of $53,000	4,348,612
Inventory	169,385
Prepaid expenses and other current assets	146,432
Total current assets	6,421,836

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $224,715	1,131,005

OTHER ASSETS
Deposits	26,500
Note receivable	150,000
Intangible assets - trade names	420,000
Other intangible assets, net of
accumulated amortization of $224,268	415,732
Goodwill	4,194,770
Total other assets	5,207,002
TOTAL ASSETS	$12,759,843

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,415,710
Customer deposits	333,686
Accrued expenses	954,941
Notes payable - current portion	219,468
Total current liabilities	5,923,805

LONG-TERM LIABILITIES
Notes payable - less current portion	309,103
Total liabilities	6,232,908

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	-
Common stock - $.001 par value; authorized 100,000,000;
36,583,793 issued and outstanding	36,584
Additional paid-in capital	18,051,676
Accumulated deficit	(11,561,325)
TOTAL STOCKHOLDERS' EQUITY	6,526,935

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$12,759,843

See notes to condensed consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUE	$10,160,013	$3,406,201	$29,830,854	$5,565,068
COST OF REVENUES	8,346,937	2,416,422	24,455,693	3,858,543
GROSS PROFIT	1,813,076	989,779	5,375,161	1,706,525

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES (including $160,706, $ 0, $432,175 and
$69,227 of stock based compensation in the three months
ended September 30, 2006 and 2005 and for the nine
months ended September 30, 2006 and 2005)	2,328,391	1,324,646	6,898,367	2,722,063

OPERATING LOSS	(515,315)	(334,867)	(1,523,206)	(1,015,538)

OTHER INCOME (EXPENSE)
OTHER INCOME	—	—	155,700	—
INTEREST INCOME	7,205	8,832	17,298	12,192
INTEREST EXPENSE	(763,455)	(147,785)	(1,136,948)	(298,993)

TOTAL OTHER INCOME (EXPENSE)	(756,250)	(138,953)	(963,950)	(286,801)
NET LOSS	$(1,271,565)	$(473,820)	$(2,487,156)	$(1,302,339)

Deemed dividend to preferred stockholders:
Amortization of discount	(1,774,955)	(356,500)	(2,831,303)	(709,125)

Amortization of deferred financing costs	(811,333)	(160,616)	(1,437,194)	(320,330)

Preferred stock dividend	(38,984)	(85,560)	(171,260)	(170,190)
Net loss applicable to common stockholders	$(3,896,837)	$(1,076,496)	$(6,926,913)	$(2,501,984)

Basic and Diluted Net Loss Per
Common Share applicable to common stockholders	$(0.18)	$(0.11)	$(0.39)	$(0.28)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	22,203,563	10,247,297	17,969,122	8,802,754

See notes to condensed consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2006
(Unaudited)

						Total
			Additional	Deferred		Stockholders'
	Common Stock		Paid-in	Financing	Accumulated	Equity
	Shares	Amount	Capital	Costs	Deficit	(Deficiency)

BALANCE - January 1, 2006	13,915,812	$13,915	$8,421,430	$(1,437,194)	$(4,634,412)	$2,363,739

Common stock issued in
connection with the cashless
exercise of stock options	207,435	207	(207)	—	—	—
Common stock issued
in connection with the
settlement of obligation	25,000	25	18,725	—	—	18,750
Common stock issued in
connection with the settlement of litigation	57,598	58	(58)	—	—	—
Amortization of deferred
stock option expenses	—	—	402,800	—	—	402,800
Amortization of deferred
financing costs	—	—	—	1,437,194	(1,437,194)	—
Deemed dividend to preferred
shareholders - accretion of discount	—	—	—	—	(2,831,303)	(2,831,303)
Dividends on redeemable
convertible preferred stock	—	—	—	—	(171,260)	(171,260)
Common stock issued in
connection with conversion of
convertible preferred stock	12,583,336	12,584	3,768,400	—	—	3,780,984
Common stock issued in
connection with private
placement	8,376,675	8,377	5,016,623	—	—	5,025,000
Common stock issued for payment
of accrued dividends on
convertible perferred stock	1,417,937	1,418	423,963	—	—	425,381
Net loss	—	—	—	—	(2,487,156)	(2,487,156)
BALANCE September 30, 2006	36,583,793	$36,584	$18,051,676	$—	$(11,561,325)	$6,526,935

See notes to condensed consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,487,156)	$(1,302,339)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	306,729	73,968
Amortization of debt discount	942,985	201,300
Provision for doubtful accounts	9,448	—
Stock based compensation	402,800
Issuance of redeemable common stock	29,375	—
Changes in operating assets and liabilities:
Accounts receivable	(936,605)	(651,544)
Inventory	21,869	2,726
Prepaid expenses and other current assets	75,163	(109,658)
Due from stockholder	—	15,510
Deposits	—	(27,500)
Accounts payable	265,798	(506,549)
Customer deposits	(117,120)	472,791
Accrued interest and dividends	(117,990)	78,963
Accrued expenses	149,194	418,484
TOTAL ADJUSTMENTS	1,031,646	(31,509)

NET CASH USED IN OPERATING
ACTIVITIES	(1,455,510)	(1,333,848)
CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receiveable	—	(350,000)
Repayment of note receivable	200,000	—
Purchase of equipment	(78,004)	(97,225)
Acquisition Airborne	—	(1,400,000)
Acquisition of FBOs, less cash acquired of $167,329	—	(2,554,816)
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES	121,996	(4,402,041)

See notes to condensed consolidated financial statements.

FBO AIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of convertible notes	—	20,000
Repayment of notes	(268,205)	(26,602)
Repayment of term loan	(1,500,000)	—
Repayment of senior notes	(1,496,324)	—
Proceeds from private placement	5,025,000	—
Deferred financing costs	—	(508,235)
Proceeds from the issuance of term loan	—	1,500,000
Proceeds from the private placement	—	4,488,974
Proceeds from the Co-Investment	—	1,250,000
NET CASH PROVIDED BY
FINANCING ACTIVITIES	1,760,471	6,724,137
NET CHANGE IN CASH AND CASH EQUIVALENTS	426,957	988,248

CASH AND CASH EQUIVALENTS - Beginning	1,330,450	14,117
CASH AND CASH EQUIVALENTS - Ending	$1,757,407	$1,002,365

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:

Interest	$249,387	$3,000
Income taxes	$—	$—

Non-cash investing and financing activities:

Common stock issued to settle obligation	$18,750	$—
Redeemable common stock issued in connection with the settlement of litigation	$29,375	$—
Cashless exercise of stock options	$207	$—
Redeemable convertible preferred stock converted to common stock	$3,780,984	$400,000
Notes issued for acquisitions	$—	$672,948
Purchase of equipment under capital lease	$37,000	$—
Common stock issued for acquisition	$—	$630,000
Common stock issued for dividends on redeemable convertible
preferred stock	$425,381	$—

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of September 30, 2006 and the results of operations and statements of cash flows for the periods shown not misleading have been included.

The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for any full year or any other interim period.

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

Accordingly, since March 31, 2005, the Company is no longer considered a development stage entity.

On September 23, 2005, FBO Air acquired the common stock of Airborne, Inc. (“Airborne”), a charter and aircraft management company, located in Elmira, New York.

On March 15, 2006, FBO Air formed Margeson & Associates, Inc. (“Margeson”), a wholly-owned subsidiary of FBO Air. Margeson, an insurance agency, offers property, casualty and liability insurance primarily to the general aircraft industry.

During March 2006, the Company completed its consolidation of certain activities under a single Federal Aviation Administration (“FAA”) Part 135 Certificate. In connection with the consolidation, on April 11, 2006, the Company sold Tech, whose sole asset immediately prior to the sale consisted of Tech’s FAA Part 135 Certificate and recognized other income of approximately $156,000.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 - Going Concern and Management’s Plan

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

On September 1, 2006, the Company closed a private placement and sold 50.25 units at $100,000 per unit. Each unit consisted of 166,700 shares of common stock and a warrant expiring August 31, 2011 to purchase 100,000 shares of common stock. FBO Air realized gross and net proceeds of $5,025,000 from the offering. The Company utilized $1,496,000, $1,500,000 and $236,000 of this amount to prepay the senior notes, the term loan and accrued interest, respectively, with the balance to be utilized as additional working capital. The Company has taken steps to reduce costs and to improve its operations. There is no assurance that the Company will be able to attain profitable operations or continue as a going concern.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2006, the Company had cash and cash equivalents of approximately $1,757,000 and had a working capital surplus of approximately $500,000. The Company generated revenues of approximately $10,160,000 and $29,831,000 respectively, for the three and nine months ended September 30, 2006. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of approximately $5,080,000 and $11,667,000 respectively, for the period from January 17, 2003 (date of inception) through September 30, 2006. For the nine months ended September 30, 2006, net cash used in operating activities was approximately $1,456,000 and net cash provided by investing activities was approximately $122,000. These conditions raise substantial doubt about the company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As indicated above, management has taken steps to improve the Company’s liquidity. There is no assurance that these funds, will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

NOTE 4 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of FBO Air and its wholly-owned subsidiaries, Tech, CPA and Airborne. All significant intercompany accounts and transactions have been eliminated in consolidation.

Net Loss Per Common Share
Basic net loss per common share is computed based on the weighted average number of shares of the Common Stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants and convertible preferred stock, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The total shares issuable upon the exercise of stock options, warrants and convertible preferred stock as of September 30, 2006 and 2005 approximated 13,427,121 and 21,406,678, respectively.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options

During September 2004, the Board of Directors granted options to purchase an aggregate of 150,000 shares, 25,000 to each of the four non-employee directors and 50,000 to a consultant/stockholder of FBO Air. These options have an exercise price of $0.01 per share and expire four years from the date of grant. These options became exercisable at the first anniversary of the date of grant. Options granted to non-employees are accounted for under SFAS No. 123, whereby compensation measurement of equity awards is based on their fair value. The fair market value of these options estimated at the date of grant using the Black-Scholes option pricing model was not deemed material.

Effective April 1, 2005, the Board of Directors granted options to purchase an aggregate of 750,000 shares of the Common Stock. An option expiring March 31, 2010 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, who was elected as a Vice Chairman of the Board and the Chief Operating Officer of FBO Air, (ii) Jeffrey M. Trenk, who was elected as a Vice Chairman and Executive Vice President of Business Development of FBO Air, and (iii) Ronald J. Ricciardi, the President and Chief Executive Officer of FBO Air. These options are exercisable at $1.60 per share, the closing sales price on April 1, 2005, and became exercisable immediately upon the grant date.

Effective September 23, 2005, the Board of Directors granted to John H. Dow, employed as the President of Airborne, an option expiring September 23, 2010 to purchase 250,000 shares of the Common Stock, exercisable at $0.33 per share, the closing sales price on September 22, 2005, and became exercisable immediately upon the grant date.

During December 2005, the Board of Directors approved the Stock Option Plan of 2005 (the “Plan”). The Plan is administered by FBO Air’s Compensation Committee and provides for 7,500,000 shares of the Common Stock to be reserved for issuance under the Plan. Directors, officers, employees and consultants of the Company are eligible to participate. The Plan provides for the awards of incentive and non-statutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in not more then ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the Common Stock, as determined by the Committee, on the grant date.

Effective December 13, 2005, four non-employee directors were granted options, under the Plan, expiring five years after date of grant to purchase, in the aggregate, 100,000 shares of the Common Stock. These options are exercisable at $0.64 and will become exercisable one year from date of the grant.

Effective April 1, 2006, the Board of Directors granted options under the Plan to purchase an aggregate of 750,000 shares of the Common Stock, expiring five years after the date of grant. An option expiring March 31, 2011 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, (ii) Jeffrey M. Trenk, and (iii) Ronald J. Ricciardi. These options are exercisable at $0.50 per share, the closing sales price on April 1, 2006, and became exercisable immediately upon the grant date. These options are valued at $359,464.

Effective May 30, 2006, the Board of Directors granted options under the Plan to purchase an aggregate of 160,000 shares of the Common Stock to employees of the Company, expiring three years after the date of grant. These options are exercisable at $0.51 per share, the closing price at May 30, 2006, and options as to 60,000 shares became exercisable immediately upon the grant date and options as to 100,000 shares will become exercisable one year from the date of grant. These options are valued at $78,228.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

On August 25, 2006, the Company granted an option to purchase 25,000 shares of the Common Stock to Mark Margeson, President of Margeson Associates, the Company’s insurance broker subsidiary. This option is exercisable at $0.60 per share, has a five year term, will become exercisable upon the one-year anniversary of the date of grant and is valued at $11,930.

Effective September 15, 2006, the Board of Directors granted an option under the Plan to purchase an aggregate of 250,000 shares of the Common Stock to Keith P. Bleier, Senior Vice President and Chief financial officer of the Company. This option is exercisable at $0.60 per share, has a five-year term and will become exercisable upon the first anniversary of the date of grant. This option is valued at $82,766.

On September 23, 2006, the Company granted an option for the purchase of 250,000 shares of Common Stock to John H. Dow, President and CEO of the Company’s Airborne Division, at an exercise price of $0.40 per share. This option has a five-year term, became exercisable immediately upon the grant date and is valued at $95,842.

For the three and nine months ended September 30, 2006, the Company incurred stock-based compensation expense of $160,706 and $402,800, respectively, related to stock options. In addition, for the three and nine months ended September 30, 2006, the Company incurred stock-based compensation expense of $0 and $29,375 in connection with shares of the Common Stock issued in settlement of a legal dispute.

Prior to January 1, 2006, the Company accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize compensation expense only if it granted options with a discounted exercise price. Any resulting compensation expense would then have been recognized ratably over the associated service period. No stock-based employee compensation expense relating to the Company’s stock options was reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying Common Stock on the respective date of grant. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123, “Accounting for Stock-Based Compensation” ("SFAS 123") had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for all stock-based compensation awards granted, but not yet fully exercisable, prior to January 1, 2006.  The fair value of the options granted was determined at the original grant dates in accordance with the provisions of SFAS 123.  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable.

As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements for the three and nine months ended September 30, 2006 was approximately $160,706 and $402,800, respectively, greater than if the Company had continued to account for stock-based compensation under APB 25. The impact of the adoption of FAS123R on both basic and diluted earnings per share for the three and nine months ended September 30, 2006 was $0.01 and $0.02 per share, respectively. At September 30, 2006, the unamortized value of employee stock options under SFAS 123R was approximately $560,000. The unamortized portion will be expensed over a weighted average period of approximately four years.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed.  For the three and nine months ended September 30, 2006, stock based compensation expense for non-employees related to 57,598 shares of the Common Stock issued in connection with the settlement of litigation was $0 and $29,375 and was accounted for under EITF 96-18.

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

The fair value of each option grant during the three and nine months ended September 30, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Dividend yield	0%	0%
Expected volatility	232%	232%
Risk-free interest rate	4.68%	4.8%
Expected lives	3 years	3 years

The weighted average fair value of the options on the respective dates of grant, using the fair value based methodology for the three and nine months ended September 30, 2006, was $0.36 and $0.44.

A summary of the status of the outstanding options and the changes during the nine months ended September 30, 2006 is presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2006	1,250,000	$1.08
Granted (weighted average fair value
of $0.44 per share)	1,435,000	0.50
Exercised	(375,000)	0.22
Forfeited	—	—
Balance, September 30, 2006	2,310,000	$0.86

The options exercised aggregating 375,000 were exercised on a cashless basis and, in connection therewith, the Company issued 207,435 shares of the Common Stock.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4 - Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

A summary of the Company’s stock options outstanding and exercisable at September 30, 2006 is presented in the table below:

	Option exercise price							Total	Intrinsic Value
	$ 0.01	$ 0.40	$ 0.50	$ 0.51	$ 0.60	$ 0.64	$ 1 .60
Outstanding	25,000	250,000	750,000	160,000	275,000	100,000	750,000	2,310,000	$9,750

Weighted average remaining contractual life of options outstanding (in years)	2.0	4.98	4.50	2.66	4.95	4.25	3.50
Exercisable	25,000	250,000	750,000	60,000	—	—	750,000	1,835,000	$9,750

The Company has determined that shares of the Common Stock for future exercises shall be from authorized but unissued shares of stock.

A summary of non- exercisable options at September 30, 2006 is shown below:

	Non-Vested Shares	Fair Value

Non- exercisable at January 1, 2006	100,000	$0.22
Granted	1,435,000.44
Became exercisable	(1,060,000)	.46
Forfeited	—	—
Non-exercisable at September 30, 2006	475,000	$0.35

For the three and nine months ended September 30, 2005, under APB 25, no stock-based employee compensation expense relating to the Company’s stock options was reflected in net loss, as all options granted under its plan had an exercise price equal to or greater than the market value of the underlying Common Stock on the respective dates of grant.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Summary of Significant Accounting Policies, continued

Stock Based Compensation/Stock Options, continued

For the Company’s pro forma information for the three and nine months ended September 30, 2005, the fair value of each option grant was estimated on the respective date of grant using the Black-Scholes option pricing model with the following assumptions used:

For the Three and Nine Months Ended September 30, 2005
Dividend yield	0%
Expected volatility	55%
Risk-free interest rate	3.8%
Expected lives	2 years

The weighted average fair value of the options on the respective dates of grant, using the fair value based method, for the three and nine months ended September 30, 2005 was $0.03 and $0.07.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition method under the provisions of SFAS 123.

(All numbers in 000’s except per share data.)	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net loss applicable to common stockholders, as reported	$(1,076)	$(2,502)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	21	41
Pro-forma net loss	$(1,097)	$(2,543)
Net loss per share applicable to common stockholders - basic and diluted:
As reported	$(0.11)	$(0.28)
Pro forma	$(0.11)	$(0.28)

Inventory

Inventory consists primarily of aviation fuel and is stated at the lower of cost or market determined by the first-in, first-out method.

Reclassification

In the current quarter we have reclassified certain components of our stockholders’ equity section to reflect the elimination of deferred compensation arising     from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net income or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 4 - Summary of Significant Accounting Policies, continued

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 (“Accounting for Derivative Instruments and Hedging Activities”) (“SFAS 133”) to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Early adoption is permitted. The adoption of SFAS 155 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on the Company’s results of operations and financial condition.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. Adoption of SAB 108 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 - Pro forma Combined Results of Operations

The following table presents the unaudited pro forma combined results of operations of FBO Air, Tech, CPA, and Airborne for the three and nine months ended September 30, 2005, as if the three subsidiaries had been acquired at January 1, 2005.

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Revenues:
Net Sales	$6,375,602	$16,781,312
Net loss applicable to common stockholders	$(419,086)	$(1,249,151)
Basic and diluted net loss per common share	$(0.04)	$(0.11)
Pro-forma weighted average common shares outstanding - basic and diluted	12,580,631	11,136,088

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions had been completed as of January 1, 2005, nor are they necessarily indicative of future consolidated results.

NOTE 6 - Property and Equipment

Property and equipment as of September 30, 2006 consisted of the following:

		Estimated
		Useful Life
Aircraft	$564,786	7 - 15 years
Vehicles	272,100	5 - 7 years
Office furniture and equipment	190,748	7 years
Tools and shop equipment	291,739	7 - 15 years
Leasehold improvements	36,347	7 - 10 years
Total	$1,355,720
Less: accumulated depreciation and amortization	(224,715)
Property and equipment, net	$1,131,005

Depreciation and amortization expense for the three and nine months ended September 30, 2006 and 2005 was approximately $45,000, $136,000 and $21,000 and $42,000, respectively.

NOTE 7 - Note Receivable

On May 26, 2005, the Company loaned $350,000 as a note receivable to a fixed base operator who was a potential acquisition target of the Company ("the Maker").  The note bore interest at 10% per annum and such interest was only to be paid quarterly, starting upon the three-month anniversary of the secured note.  The note could be prepaid at any time. The Company was granted a security interest in all tangible property, goods and accounts of the Maker. Further, the Company had been granted an option to purchase the FBO owned by Maker, such option to expire one year from date of grant of option.

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

NOTE 8 - Term Loan Payable - Related Party

The acquisition of Airborne was funded by a term note payable with a face value of $1,500,000 which was to mature on March 22, 2006 and bore interest at 4.25% per annum through the initial maturity date. FBO Air had elected to exercise the option to extend the maturity date to September 23, 2006, whereupon the promissory note bore interest at 9.25% per annum for the duration of the extended period. Airborne granted the holder a security interest in its accounts receivable, all of its deposit accounts, all monies then and thereafter in the possession or under the control of Airborne or the Company and all products and proceeds of the foregoing personal property. FBO Air’s Chairman of the Board and an entity owned by one of FBO Air’s other directors are the members of the holder’s entity. In September 2006, FBO Air, using part of the proceeds from its then just closed private placement, prepaid the note and the security interest terminated.

In conjunction with the issuance of the term note, FBO Air also issued a five-year warrant to purchase a total of 1,200,000 shares of the Common Stock at an exercise price of $0.60 per share. The Company allocated $35,000 of the aggregate proceeds from the term note to the warrant as an original issuance discount, which represented the relative fair value of the warrant at the date of issuance, and amortized the discount to interest expense over the life of the term note. The amount amortized to interest expense for the three and nine months ended September 30, 2006, was approximately $0 and $14,865, respectively.

NOTE 9 - Capital Lease Obligations

The Company’s property under capital leases, at September 30, 2006, which is included in property and equipment, is summarized as follows:

Vehicles	$37,000
Less: accumulated depreciation	(3,524)
Total	$33,476

The Company’s capital lease requires monthly payments of $750 reflecting an effective interest rate of 8% per annum through December 2011.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9 - Capital Lease Obligations

Future minimum lease payments for the capital lease obligation at September 30, 2006 for the next five (5) years and in the aggregate are as follows:

For the Twelve Months Ending September 30	Amount
2007	$9,000
2008	9,000
2009	9,000
2010	9,000
2011	2,250
38,250
Less: amount representing interest	(5,905)

Present value of future minimum lease payments	32,345
Less: current maturities	(6,656)
Total	$25,689

Depreciation of assets held under capital leases in the approximate amounts of $1,600 and $3,500 is included in depreciation expense for the three and nine months ended September 30, 2006, respectively.

NOTE 10 - Stockholders’ Equity

Common Stock

On January 5, 2006, the Company issued 25,000 shares of the Common Stock in connection with the settlement of certain accrued expenses valued at $18,750.

During January and March 2006, the Company issued an aggregate of 207,435 shares of the Common Stock to directors and a former director in connection with the cashless exercises of stock options to purchase an aggregate of 350,000 shares.

On May 31, 2006, the Company issued 57,598 shares of the Common Stock in connection with the settlement of litigation valued at $29,375.

During the three and nine months ended September 30, 2006, holders of 10 and 140 shares, respectively, of the Series A Convertible Preferred Stock converted their shares and were issued 166,667 shares and 2,333,334 shares of the Common Stock.

On September 1, 2006, the Company closed on a private placement, the Offering, as described below, for more than $5,000,000 in gross proceeds. This private placement constituted a qualified follow-on offering under the terms of the Series A Convertible Preferred Stock and, as a result, was a mandatory conversion event. As a result, the then remaining 615 shares of the Series A Convertible Preferred Stock outstanding were automatically converted into 10,250,003 shares of the Common Stock. The 1,000 shares which previous to this date were authorized for the Series A Convertible Preferred Stock were deemed to be cancelled and the 846 shares which previously were issued were permanently retired from authorized shares. The 154 shares of the Series A preferred stock which were never issued were restored to the status of authorized but not issued shares of the preferred stock not allocated to any series.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10 - Stockholders’ Equity, continued

Common Stock, continued

On September 1, 2006, the Company closed a private placement (“the Offering”) and sold 50.25 units (the “Units”) at $100,000 per unit. Each Unit consisted of 166,700 shares of the Common Stock, and a warrant expiring August 21, 2011 to purchase 100,000 shares of the Common Stock, at an initial exercise price of $1.00 per share. The Company realized gross proceeds of $5,025,000 from the Offering and, in connection therewith, issued 8,376,675 shares of the Common Stock. The terms of the warrant agreement provide certain anti-dilution protections and provide for certain adjustments to protect the holder upon the future issuance of certain securities at a price less than the current warrant exercise price in effect, as provided for in the agreement. The Company is obligated to file within 90 days of the closing a registration statement in regard to the 8,376,675 shares of Common Stock and the 5,025,000 shares underlying the warrants issued in the Offering. The Company shall use its best efforts to cause such registration statement to be declared effective after the filing date of such registration statement and shall use its best efforts to keep the registration statement effective until the earlier date (i) when all securities have been sold or (ii) when all securities may be sold pursuant to the exemption of Rule 144(k) under the Securities Act of 1933. If the registration statement is not filed on or prior to the 90th day after the closing, then the Company shall pay to each Holder, for each 30-day period (or portion thereof) until the date the registration statement is filed, an amount in cash, as partial liquidated damages and not as a penalty, equal to one (1%) percent of the aggregate purchase price paid by the investor in the Offering for the investor’s Unit(s). If the registration statement is not declared effective on or prior to 120 days after the date of filing of the registration statement, or the registration statement is declared effective, but for any reason or no reason, the holders of the securities in the Offering are not permitted to resell their registrable securities, then the Company shall pay to the holder, for each 30-day period until the registration statement is declared effective, or the holders may sell all of their shares of the Common Stock thereunder, as the case may be, an amount in cash equal to one (1%) percent of the aggregate purchase price paid by the holder for the Unit(s) purchased in the Offering.

During the three and nine months ended September 30, 2006, dividends of $38,983 and $171,260 were accrued on the Series A Convertible Preferred Stock.

On September 4, 2006, immediately after receiving proceeds from the Offering, the Company’s equity position improved to the extent that the Company was permitted under the laws of the State of Nevada to issue dividends on the Series A Convertible Preferred Stock for the period January 2, 2004 through September 3, 2006. Prior to the Offering, under Nevada law, the Company did not meet the financial requirements to issue dividends. Accordingly, FBO Air issued an aggregate of 1,417,937 shares of the Common Stock as accrued dividends, valued at $425,381, on September 4, 2006.

During the three and nine months ended September 30, 2006, deferred financing costs of $811,333 and $1,437,194 and accretion of discount of $1,774,955 and $2,831,303, respectively, were amortized as deemed dividends on the Series A Convertible Preferred Stock.

Stock Options

Under the terms of their respective employment agreements, on May 30, 2006, and effective April 1, 2006, the Company granted three executives stock options to purchase, in the aggregate, 750,000 shares of the Common Stock at $0.50 per share, valued at $359,464.

On May 30, 2006, the Company granted to a group of employees, stock options to purchase, in the aggregate, 160,000 shares of the Common Stock at $0.51 per share, valued at $78,228.

On August 25, 2006, the Company granted an option to purchase 25,000 shares of the Common Stock to an employee at $0.60 per share, valued at $11,930.

Under the terms of an employment agreement with the Chief Financial Officer, on September 15, 2006, the Company granted an option for the purchase of 250,000 shares of Common Stock at $0.60 per share, valued at $82,766.

Under the terms of an employment agreement, on September 23, 2006, the Company granted an executive an option to purchase 250,000 shares of the Common Stock $0.40 per share, valued at $95,842.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11 - Employment Agreements

On September 1, 2006, FBO Air entered into an employment agreement effective as of September 15, 2006 with Keith P. Bleier. Mr. Bleier serves FBO Air as a Senior Vice President and its Chief Financial Officer. The term of the agreement is for three years, which commenced on September 15, 2006, and thereafter automatically renews for additional one-year periods. Mr. Bleier’s base annual salary is $185,000 with annual increases of 5%. In addition, he may receive an annual performance bonus at the discretion of the Board of Directors. Mr. Bleier is to be granted an option each September 15 during the initial term to purchase 250,000 shares of the Common Stock, commencing September 15, 2006.

NOTE 12 - Related Parties

The firm of Wachtel & Masyr, LLP is corporate counsel to the Company. William B. Wachtel, FBO Air’s Chairman of the Board is a managing partner of the firm. At September 30, 2006 the Company has recorded in accrued expenses an obligation for legal fees of approximately $399,000 related to these legal services.

On May 24, 2006, the Company entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a director, and the President of its FirstFlight operating segments and the other member is an employee of its Charter segment. The terms of the lease provide for the payment of rent of $17,000 per month and a charge of $600 for each hour of aircraft use. The lease agreement further provides that this aircraft will be managed by the Company through its Charter division, and through which the Company will retain 90% of the associated charter revenue. The lease expires May 31, 2009.

NOTE 13 - Litigation

In early 2005, FBO Air was served with a complaint which names FBO Air, among others, as a defendant in a suit brought by a broker-dealer, seeking damages of approximately $100,000 arising from Shadows Bend's cancellation of a stock certificate in the year 2002 evidencing shares allegedly sold by the plaintiff for the account of a stockholder of Shadows Bend. Captioned Institutional Capital Management, Inc. vs. Michael W. Sciacchetano, et. al., the suit was pending in the 215th Judicial District Court, Harris County, Texas. On March 28, 2005, FBO Air filed a general denial. On June 20, 2006 this suit was settled and the Company agreed to pay $29,375 in cash and to issue 57,598 shares of the Common Stock valued at $29,375. The Company has granted piggy-back registration rights, on a best efforts basis, in regard to these shares and has agreed that within one year of issue the Company will, at the request of the plaintiff, repurchase these shares for $29,375 in cash. Because the Company has an obligation to repurchase these shares, the amount of $29,375 has been recorded as an accrued expense.

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

NOTE 13 - Litigation, continued

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

NOTE 14 - Segment Data

The Company’s is an aviation services company with operations in the aircraft charter management (“Charter”), fixed base operations (an “FBO”), and aircraft maintenance (“Maintenance”) segments of the general aviation industry.

Within this Report, the Company is for the first time reporting its maintenance operations as a separate reportable segment. Previous reporting presented aircraft maintenance activities as an integrated component of each of the previous two segments of aircraft charter management and FBO. This expansion to three reportable segments reflects the growth and emphasis of the Company’s maintenance operations and is a byproduct of the reporting structure employed internally by management.

Each of the Company’s three segments is operated under the FirstFlight brand name: the aircraft charter management segment is in the business of providing on-call passenger air transportation. These charter operations are implemented primarily through a fleet of managed aircraft - owned by another person or entity for which the Company provides regulatory and maintenance oversight while offering charter services. Within the FBO segment, the Company provides on the ground services such as the fueling and hangaring of aircraft. Within the maintenance segment, the Company offers maintenance and repair to aircraft owned or managed by general aviation aircraft operators.

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 14 - Segment Data, continued

The following tables summarize financial information about the Company’s business segments for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	For the Three Months Ended September 30, 2006
	Charter	FBO	Maintenance	Corporate	Consolidated
Revenues	$7,882	$1,440	$838	$—	$10,160
Income (Loss) from Operations	$235	$(18)	$(126)	$(606)	$(515)
Depreciation and Amortization	$70	$31	$—	$—	$101
Interest Expense	$(202)	$(483)	$(78)	$—	$(763)

	For the Three Months Ended September 30, 2005
	Charter	FBO	Maintenance	Corporate	Consolidated
Revenues	$1,889	$1,407	$110	$—	$3,406
Income (Loss) from Operations	$112	$4	$(7)	$(444)	$(335)
Depreciation and Amortization	$—	$21	$—	$—	$21
Interest Expense	$—	$(133)	$(15)	$—	$(148)

FBO AIR, INC. AND SUBSIDIARIES
Notes To Condensed Consolidated Financial Statements
(Unaudited)

NOTE 14 - Segment Data, continued

	For the Nine Months Ended September 30, 2006
	Charter	FBO	Maintenance	Corporate	Consolidated
Revenues	$23,226	$4,362	$2,243	$—	$29,831
Income (Loss) from Operations	$622	$199	$(212)	$(2,132)	$(1,523)
Depreciation and Amortization	$205	$100	$—	$2	$307
Interest Expense	$(301)	$(720)	$(116)	$—	$(1,137)
Capital Expenditures	$14	$64	$—	$—	$78

	For the Nine Months Ended September 30, 2005
	Charter	FBO	Maintenance	Corporate	Consolidated
Revenues	$2,635	$2,715	$215	$—	$5,565
Income (Loss) from Operations	$149	$18	$4	$(1,187)	$(1,016)
Depreciation and Amortization	$—	$74	$—	$—	$74
Interest Expense	$—	$(269)	$(30)	$—	$(299)
Capital Expenditures	$—	$97	$—	$—	$97

NOTE 15 - Subsequent Event

Effective October 31, 2006, the Employment Agreement dated as of April 1, 2005 (the “Trenk Employment Agreement”) by and between the Company and Jeffrey M. Trenk, an executive officer and a director, was mutually terminated. Under the terms of the employment agreement separation, Mr. Trenk will be paid the sum of $81,000 in lieu of any future monetary claims under the employment agreement.

Item 2 - Management’s Discussion and Analysis or Plan of Operation

Please read the following discussion together with the condensed consolidated financial statements and related notes appearing elsewhere in this Report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 of Part I under the heading "Cautionary Statement For Forward Looking Statements", as well as those discussed elsewhere in this Report.

OVERVIEW

FBO Air, Inc. (“FBO Air”) is a Nevada corporation, the Common Stock of which is publicly traded, and acts as a holding company for its operational subsidiaries (FBO Air and its subsidiaries collectively, the "Company" or "we"). We are an aviation services company with operations in the aircraft charter management, fixed base operations (an “FBO”), and aircraft maintenance segments of the general aviation industry.

Activities by segment are carried out at the following locations:

Location	Charter	FBO	Maintenance
Elmira, New York	X	Fuel sales to managed aircraft only	X
Wilkes-Barre, Pennsylvania		X	X
Garden City, Kansas		X

The Elmira, New York facility became part of FBO Air through the acquisition on September 23, 2005 of Airborne, Inc. (“Airborne”).

The Wilkes-Barre/Scranton, Pennsylvania facility came as a result of the acquisition of Tech Aviation Service, Inc. (“Tech”) and the Garden City, Kansas facility as a result of the acquisition of Central Plains Aviation, Inc. (“CPA”). Both transactions occurred on March 31, 2005.

On March 15, 2006, the Company formed Margeson and Associates, Inc. (“Margeson”), an insurance brokerage company that will represent and sell primarily aviation oriented insurance.

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

On August 20, 2004, FBO Air changed its corporate name to FBO Air, Inc. pursuant to the Agreement and Plan of Merger dated as of July 26, 2004 between Shadows Bend and FBO Air. As of December 21, 2004, the Common Stock became eligible for quotation on the NASD Bulletin Board. FBO Air files periodic reports with the Security and Exchange Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On September 1, 2006, the Company realized $5,025,000 in net proceeds from a private placement of equity securities, from which such proceeds, substantially all of the Company’s indebtedness was prepaid. In addition, all then outstanding shares of our Series A preferred stock, which, for accounting purposes, did not count as equity, were thereby converted into equity as shares of our common stock.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2006, the Company had cash and cash equivalents of approximately $1,757,000 and had working capital surplus of approximately $500,000. The Company generated revenues of approximately $10,160,000 and $29,831,000 for the three and nine months ended September 30, 2006. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of approximately $5,080,000 and $11,667,000 respectively, for the period January 17, 2003 (date of inception) through September 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As indicated above, management has taken steps to improve the Company’s liquidity. There is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2006 and 2005.

On March 31, 2005, we completed the acquisition of our first two operating companies, acquiring the stock of Tech and substantially all the assets of CPA. On September 23, 2005, we acquired the stock of Airborne, our third operating company. Prior to the March 31, 2005 transactions, the Company was in the development stage and its operations consisted solely of the administrative costs of organizing, raising capital and seeking and qualifying acquisition targets consistent with the Company's growth strategy.

Revenue

We had overall revenue of approximately $10,160,000 for the three months ended September 30, 2006 as compared to revenue of about $3,406,000 for the three months ended September 30, 2005. During the three months ended September 30, 2006, the charter segment generated approximately $7,882,000 of this revenue; the FBO segment added approximately $1,440,000; while the maintenance segment generated about $838,000.

Charter Segment

The charter segment of FBO Air is engaged in aircraft charter management activities, providing on-call passenger air transportation. Charter services are provided through a fleet of managed aircraft for which we provide regulatory and maintenance oversight for the managed aircraft, while also offering charter services.

Of the approximately $7,882,000 in charter segment revenue, $5,673,000 (71.9%) was generated directly through the charter of aircraft. Approximately $1,700,000 (21.6%) was generated by aircraft management services and $385,000 (4.9%) was from the sale of fuel. During the three months ended September 30, 2005 the charter segment generated about $1,889,000 in revenues. This increase of approximately 400 percent is directly attributable to a full quarter of performance from the Airborne acquisition, which was consummated on September 23, 2005.

We managed 16 aircraft for owners at September 30, 2006. These aircraft were offered for charter when not in use by their owners. Fee revenue is generated from management of the aircraft - ensuring that the aircraft meets compliance with manufacturer and FAA regulations in addition to earning a commission on charter activity.

FBO Segment

The FBO segment provides services such as fueling and hangaring of general aviation aircraft and also offers flight training as well as managing a non-owned FBO facility.

Of the approximately $1,440,000 in FBO segment revenue, $1,304,000 (90.6%) was generated by the sale of jet fuel, aviation gasoline (“avgas”) and related items; $105,000 (7.3%) was related to flight training, and $31,000 (2.1%) was generated by our contract management of non-owned FBO facilities and miscellaneous items. In the three months ended September 30, 2005 the FBO segment generated approximately $1,407,000 in revenue. The increase of 2.3% on a year-over-year basis is somewhat deflated by the fact that managed aircraft, which were domiciled at FBO locations in 2005, were transferred in 2006 to Elmira, the main charter management facility. Resulting revenues for hangar rent and fuel were correspondingly recorded under the charter segment.

Maintenance Segment

The aircraft maintenance segment provides repair services for both managed and non-managed aircraft as well as specialty services on aircraft brakes and wheels.

Of the approximately $838,000 in maintenance segment revenue, $409,000 (48.9%) were related to labor charges; $294,000 (35.1%) was due to the sale of parts; and $122,000 (14.5%) was generated by our brake and wheel shop. In the three months ended September 30, 2005 maintenance segment revenue was about $110,000. As in the charter segment, this significant increase in segment revenues was directly attributable to a full quarter performance from the Airborne acquisition, which was consummated on September 23, 2005.

Cost of Revenue and Gross Profit

Charter Segment

Cost of revenues in the charter segment for the three months ended September 30, 2006 was $6,578,000, or 83.5% of revenue, for a gross profit of $1,304,000, or 16.5% of revenue. The largest dollar contributor to gross profit was the charter of aircraft under our management (55.0%), followed by management services (0.7%), and fuel (7.0%). Cost of revenues for the three months ended September 30, 2005 was about $1,543,000 for a gross profit of $346,000 or 18.3% of revenue. The decline in margin in 2006 vs. 2005 is due to there being a single aircraft in operation during the quarter in 2005 vs. 16 in operation during 2006. The one aircraft enjoyed a higher percentage of commission vs. the total of aircraft involved this year.

FBO Segment

Cost of revenues for the FBO segment for the three months ended September 30, 2006 was $949,000, or 65.9% of revenue, for a gross profit of $491,000, or 34.1% of revenue. The largest dollar contributor to gross profit was the sale of jet fuel, avgas, and related items (86.7%), followed by flight school operations (7.1%); and the contract management of non-owned FBO facilities and miscellaneous items (6.3%). Cost of revenues for the three months ended September 30, 2005 was about $843,000 for a gross profit of $564,000 or 40.1% of revenue. The biggest driver of this decline in margin was the impact of jet fuel and avgas. As the cost per gallon increased during 2006, we selectively determined how much to pass along while remaining competitive in the marketplace.

The cost of fuel has been a major focus in this division. We closely monitored the marketplace in conjunction with our fuel provider. In many cases we were able to buy-in prior to anticipated increases, thereby maintaining and, in some cases, maximizing margins.

Maintenance Segment

Cost of revenues for the maintenance segment for the three months ended September 30, 2006 was $820,000, or 97.9% of revenue, for a gross profit of $17,000, or 2.1% of revenue. The brake and wheel operation and the sale of parts generated positive gross profits ($51,000 and $8,700, respectively) while the costs for labor and miscellaneous items generated negative gross profit ($2,200 and $40,000, respectively). Cost of revenues for three months ended September 30, 2005 were about $45,000 for a gross profit of $65,000 or 59.2% of revenue. We believe the minimal amount of revenue and gross profit in 2005 make for a meaningless comparison versus 2006.

Operating Expenses

We had overall operating expenses of approximately $2,328,000 for the three months ended September 30, 2006 as compared to approximately $1,325,000 for the three months ended September 30, 2005. The increases were driven by operating costs incurred as a result of the acquisition of three operating companies. The charter segment represented approximately $1,070,000 in operating expenses, the FBO segment $509,000, and the maintenance segment $143,000 in operating expenses.

The remainder of operating expenses was attributable to the corporate operations and amounted to approximately $606,000 for the three months ended September 30, 2006 as compared to $445,000 for the three months ended September 30, 2005. These increased expenses were primarily comprised of amortization for stock-based compensation along with increased legal and accounting expenses.

Interest Expense

Interest expense for the three months ended September 30, 2006 and 2005 was approximately $763,000 and $148,000, respectively. The increase in interest expense for the three months ended September 30, 2006 was directly attributable to the additional amortization of discount on the senior notes charged to interest expense upon early payment.

Comparison of the nine months ended September 30, 2006 and 2005.

Revenue

We had overall revenue of approximately $29,831,000 for the nine months ended September 30, 2006 as compared to revenue of $5,565,000 for the nine months ended September 30, 2005. The charter segment generated approximately $23,226,000 of this revenue, while the FBO segment generated approximately $4,362,000 and the maintenance segment produced $2,243,000.

Charter Segment

Of the approximately $23,226,000 in Charter segment revenue in the nine months ended September 30, 2006, $16,950,000 (73%) was generated directly through the charter of aircraft. Approximately $5,040,000 (21.7%) of revenue was generated by aircraft management services, $1,088,000 (4.7%) was from the sale of fuel, and about $190,000 (0.8%) was related to commissions on the sale of aircraft and the sale of other miscellaneous items. During the nine months ended September 30, 2005 the charter segment generated about $2,635,000 in revenue. This almost 9-fold increase is directly attributable to a full nine month’s performance from the Airborne acquisition, which was consummated on September 23, 2005.

FBO Segment

Of the approximately $4,362,000 in FBO segment revenue in the nine months ended September 30, 2006, $3,818,000 (87.5%) was generated by the sale of jet fuel, aviation gasoline (“avgas”), and related items, $291,000 (6.7%) was related to flight training and $253,000 (5.8%) was from the contract management of non-owned FBO facilities and miscellaneous items. In the nine months ended September 30, 2005 the FBO segment generated approximately $2,715,000 in revenue. The increase of 60% on a year-over-year basis is directly attributable to booking nine full months of revenue in 2006 versus six months in 2005 beginning with the March 2005 acquisitions of Tech and CPA.

Maintenance Segment

Of the approximately $2,243,000 in maintenance segment revenue, $1,042,000 (46.4%) was related to labor charges; $739,000 (32.9%) was due to the sale of parts; and $426,000 (19.0%) was generated by our brake and wheel shop. In the nine months ended September 30, 2005 maintenance segment revenue was about $215,000. As in the charter segment, this significant increase in segment revenues was directly attributable to a full quarter performance from the Airborne acquisition, which was consummated on September 23, 2005.

Cost of Revenue and Gross Profit

Charter Segment

Cost of revenue for the charter segment for the nine months ended September 30, 2006 was $19,750,000, or 85.0% of revenue, for a gross profit of $3,476,000, or 15.0% of revenue. The largest dollar contributor to gross profit was the charter of aircraft under our management (57.0%), followed by management services (23.3%), fuel sales (7.7%), and aircraft sales commissions. Cost of revenue for the nine months ended September 30, 2005 was about $2,224,000 for a gross profit of $411,000 or 15.6% of revenue. The increase in margin dollars in 2006 vs. 2005 is due to there being a single aircraft in operation during the quarter in 2005 vs. 16 in operation during 2006.

FBO Segment

Cost of revenue for the FBO segment for the nine months ended September 30, 2006 was $2,681,000, or 61.5% of revenue, for a gross profit of $1,680,000, or 38.5% of revenue. The largest contributor to gross profit was the sale of jet fuel, avgas, and related items, with a gross profit of $1,331,000 (79.2%), the operation of the flight school $96,000 (5.7%) and the contract management of non-owned FBO facilities and miscellaneous items $252,000 (15.0%). Cost of revenue for the nine months ended September 30, 2005 was about $1,567,000 for a gross profit of $1,148,000 or 42.3% of revenue. The biggest driver of this decline in margin percentage was the impact of jet fuel and avgas. As the cost per gallon increased during 2006, we selectively determined how much to pass along while remaining competitive in the marketplace.

Maintenance Segment

Cost of revenue for the maintenance segment for the nine months ended September 30, 2006 was $2,024,000, or 90.2% of revenue, for a gross profit of $220,000, or 9.8% of revenue. The brake and wheel operation and charges for labor generated positive gross profits ($193,000 and $189,000, respectively) while the sale of parts and miscellaneous items generated negative gross profit ($62,000 and $101,000, respectively). Cost of revenue for nine months ended September 30, 2005 was about $85,000 for a gross profit of $130,000 or 60.5% of revenue. We believe the relatively minimal amount of revenue and gross profit in 2005 make for a meaningless comparison versus 2006.

Operating Expenses

We had overall operating expenses of approximately $6,898,000 for the nine months ended September 30, 2006 as compared to approximately $2,722,000 for the nine months ended September 30, 2005. The increases were driven by operating costs incurred as a result of the acquisition of three operating companies. The charter segment represented approximately $2,853,000 in operating expenses while the FBO segment represented approximately $1,481,000 and the maintenance segment represented $432,000 in operating expenses.

The remainder of operating expenses was attributable to the corporate operations and amounted to approximately $2,132,000 for the nine months ended September 30, 2006 as compared to $1,187,000 for the nine months ended September 30, 2005. These increased expenses were primarily comprised of amortization for stock-based compensation along with increased legal and accounting expenses.

Interest Expense

Interest expense for the nine months ended September 30, 2006, and 2005 was approximately $1,137,000 and $299,000, respectively. The increase in interest expense for the nine months ended September 30, 2006 was directly attributable to the additional amortization of discount on the senior notes charged to interest expense upon early payment.

LIQUIDITY AND CAPITAL RESOURCES

On September 1, 2006, the Company closed a private placement (“the Offering”) and sold 50.25 units (the “Units”) at $100,000 per Unit. Each Unit consisted of 166,700 shares of the Common Stock, $0.001 per value, and a warrant expiring August 31, 2011 to purchase 100,000 shares of the Common Stock. The Company realized gross proceeds of $5,025,000 from the Offering and, in connection therewith, issued 8,376,675 shares of the Common Stock.

During the nine months ended September 30, 2006, the Company had a net increase in cash and cash equivalents of approximately $427,000. The Company's sources and uses of funds during this period were as follows:

Cash Used in Operating Activities

For the nine months ended September 30, 2006, net cash used in operating activities was approximately $1,456,000. This was primarily driven by a net loss, after adding back non-cash items of $825,000 (net loss of $2,487,000, less $1,662,000 of non-cash items) and an increase in accounts receivable of $937,000. Net cash used in operations was reduced by the effect of an increase in accrued expenses of $179,000 and a decrease in customer deposits of $117,000. These changes in cash used in operating activities were primarily attributable to expenditures and working capital requirements associated with the expansion of our businesses.

For the nine months ended September 30, 2005, net cash used in operating activities was $1,334,000. This was attributable to a net loss after adding back non-cash items of $1,027,000 (net loss of $1,302,000 less $275,000 of non-cash items), an increase of accounts receivable of $652,000, offset by an increase of $507,000 in accounts payable.

Cash Used in Investing Activities

For the nine months ended September 30, 2006, net cash provided by investing activities was approximately $122,000. This was primarily attributable to the receipt of a $200,000 partial repayment of a note receivable, offset by $78,000 for the purchase of equipment.

For the nine months ended September 30, 2005, net cash used in investing activities was $4,402,000 of which $350,000 was attributable to the issuance of a note receivable, $2,555,000 was attributable to the purchase of two fixed base operating companies on March 31, 2005 and $1,400,000 was attributable to the purchase of a charter company on September 23, 2005.

Cash Provided by Financing Activities

For the nine months ended September 30, 2006, cash provided by financing activities was approximately $1,760,000, consisting of the receipt of proceeds of $5,025,000 from a private placement, net of $1,500,000 for the repayment of a term loan, $1,496,000 for the repayment of the principal balance of the senior notes and $268,000 for the principal repayments on certain notes payable associated with the March 31, 2005 acquisitions. For the nine months ended September 30, 2005, net cash provided by financing activities was $6,724,00, principally consisting of the funds that we received through private placements of $4,489,000 consisting of the issuance of $1,496,000 of Senior Secured Notes and the issuance of $2,993,000 of Series A Preferred Stock and $1,250,000 for a co-investment of Series A Preferred Stock. Warrants for the purchase of 3,618,000 shares of the Common Stock were issued in connection with the private placement and the co-investment. Issuance expenses of $514,000 were paid in cash at closing. In addition, we received $1,500,000 from a term note issued in connection with the acquisition of the charter company.

As indicated above, management has taken steps to improve the Company’s liquidity. As of September 30, 2006, we had a working capital balance of $500,000. On the basis of the foregoing, and the risk factors as outlined below, there is no assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.

CRITICAL ACCOUNTING POLICIES

Stock Based Compensation

Effective April 1, 2005, the Board of Directors granted options to purchase an aggregate of 750,000 shares of the Common Stock. An option expiring March 31, 2010 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, who was elected as a Vice Chairman of the Board and the Chief Operating Officer of FBO Air, (ii) Jeffrey M. Trenk, who was elected as a Vice Chairman and Executive Vice President of Business Development of FBO Air, and (iii) Ronald J. Ricciardi, the President and Chief Executive Officer of FBO Air. These options are exercisable at $1.60 per share, the closing sales price on April 1, 2005, and became exercisable immediately upon the grant date.

Effective September 23, 2005, the Board of Directors granted to John H. Dow, employed as the President of Airborne, an option expiring September 23, 2010 to purchase 250,000 shares of the Common Stock. The option is exercisable at $0.33 per share, the closing sales price on September 22, 2005, and became exercisable immediately upon the grant date.

During December 2005, the Board of Directors approved the Stock Option Plan of 2005 (the “Plan”). The Plan is administered by FBO Air’s compensation committee and provides for 7,500,000 shares of the Common Stock to be reserved for issuance under the Plan. Directors, officers, employees and consultants of the Company are eligible to participate. The Plan provides for the awards of incentive and non-statutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in no more than ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of Common Stock, as determined by the Committee, on the grant date.

Effective December 13, 2005, four non-employee directors were granted options, under the Plan, expiring five years after date of grant to purchase, in the aggregate, 100,000 shares of the Common Stock. These options are exercisable at $0.64 and will become exercisable one year from date of the grant.

Effective April 1, 2006, the Board of Directors granted options under the Plan to purchase an aggregate of 750,000 shares of the Common Stock, expiring five years after the date of grant. An option expiring March 31, 2011 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, (ii) Jeffrey M. Trenk, and (iii) Ronald J. Ricciardi, These options are exercisable at $0.50 per share, the closing sales price on April 1, 2006, and became exercisable immediately upon the grant date. These options are valued at $359,464.

Effective May 30, 2006, the Board of Directors granted options under the Plan to purchase an aggregate of 160,000 shares of the Common Stock to employees of the Company, expiring three years after the date of grant. These options are exercisable at $0.51 per share, the closing price at May 30, 2006, and options as to 60,000 shares became exercisable immediately upon the grant date and options as to 100,000 shares will become exercisable one year from the date of grant. These options are valued at $78,228.

On August 25, 2006, the Company granted an option to purchase 25,000 shares of the Company’s Common Stock to Mark Margeson, President of Margeson Associates, the Company’s insurance broker subsidiary. This option is exercisable at $0.60 per share, has a five-year term, will become exercisable upon the one-year anniversary of the date of grant and is valued at $11,930.

Effective September 15, 2006, the Compensation Committee granted an option under the Plan to purchase an aggregate of 250,000 shares of the Common Stock to Keith P. Bleier, Senior Vice President and Chief Financial Officer of the Company. This option is exercisable at $0.60 per share, has a five-year term and will become exercisable upon the first anniversary of the grant date. This option is valued at $82,766.

On September 23, 2006, the Company granted an option for the purchase of 250,000 shares of Common Stock to John H. Dow, President of the Company’s Airborne Division, at an exercise price of $0.40 per share. This option has a five-year term, became exercisable immediately upon the grant date and is valued at $95,842.

For the three and nine months ended September 30, 2006, the Company incurred stock-based compensation expense of $160,706 and $402,800, respectively, related to stock options. In addition, for the three and nine months ended September 30, 2006, the Company incurred stock-based compensation expense of $0 and $29,375 in connection with stock issued in settlement of a legal dispute.

Prior to January 1, 2006, the Company accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize compensation expense only if it granted options with a discounted exercise price. Any resulting compensation expense would then have been recognized ratably over the associated service period. No stock-based employee compensation expense relating to the Company’s stock options was reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying Common Stock on the date of grant. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123, “Accounting for Stock-Based Compensation” ("SFAS 123") had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the three and nine months ended September 30, 2006 included compensation expense for all stock-based compensation awards granted, but not yet fully exercisable, prior to January 1, 2006.  The fair value of the options granted was determined at the original grant dates in accordance with the provisions of SFAS 123.  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable. As a result of adopting SFAS 123R, the impact to the consolidated condensed financial statements for the three and nine months ended September 30, 2006 was approximately $160,706 and $402,800, respectively, greater than if the Company had continued to account for stock-based compensation under APB 25. The impact of the adoption of FAS123R on both basic and diluted earnings per share for the three and nine months ended September 30, 2006 was $0.01 and $0.02 per share, respectively. At September 30, 2006, the unamortized value of employee stock options under SFAS 123R was approximately $560,000. The unamortized portion will be expensed over a weighted average period of approximately four years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (EITF 96-18) which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed.  For the three and nine months ended September 30, 2006, stock based compensation expense for non-employees related to 57,598 shares of the Common Stock issued in connection with the settlement of litigation was $0 and $29,375 and was accounted for under EITF 96-18.

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

The fair value of each option grant during the three and nine months ended September 30, 2006 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Dividend yield	0%	0%
Expected volatility	232%	232%
Risk-free interest rate	4.68%	4.8%
Expected lives	3 years	3 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology for the three and nine months ended September 30, 2006 was $0.36 and $0.44.

A summary of the status of the outstanding options and the changes during the nine months ended September 30, 2006 is presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2006	1,250,000	$1.08
Granted (weighted average fair value
of $0.44 per share)	1,435,000	0.50
Exercised	(375,000)	0.22
Forfeited	—	—
Balance, September 30, 2006	2,310,000	$0.86

The options exercised aggregating 375,000 shares were exercised on a cashless basis and, in connection therewith, the Company issued 207,435 shares of the Common Stock.

A summary of the Company’s stock options outstanding and exercisable at September 30, 2006 is presented in the table below:

	Option exercise price							Total	Intrinsic Value
	$ 0.01	$ 0.40	$ 0.50	$ 0.51	$ 0.60	$ 0.64	$ 1 .60
Outstanding	25,000	250,000	750,000	160,000	275,000	100,000	750,000	2,310,000	$9,750

Weighted average remaining contractual life of options outstanding (in years)	2.0	4.98	4.50	2.66	4.95	4.25	3.50
Exercisable	25,000	250,000	750,000	60,000	—	—	750,000	1,835,000	$9,750

The Company has determined that shares of Common Stock for future exercises shall be from authorized but unissued shares of stock.

A summary of non-exercisable options at September 30, 2006 is shown below:

	Non-Vested Shares	Fair Value

Non-exercisable at January 1, 2006	100,000	$0.22
Granted	1,435,000.44
Became exercisable	1,060,000.46
Forfeited	—	—
Non-exercisable at September 30, 2006	475,000	$0.35

For the three and nine months ended September 30, 2005, under APB 25, no stock-based employee compensation expense relating to the Company’s stock options was reflected in net loss, as all options granted under its Plan had an exercise price equal to or greater than the market value of the underlying Common Stock on the date of grant.

For the Company’s pro forma information for the three and nine months ended September 30, 2005, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

For the Three and Nine Months Ended September 30, 2005
Dividend yield	0%
Expected volatility	55%
Risk-free interest rate	3.8%
Expected lives	2 years

The weighted average fair value of the options on the date of grant, using the fair value based method, for the three and nine months ended September 30, 2005 was $0.027 and $0.07.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition method under the provisions of SFAS 123.

(All numbers in 000’s except per share data.)	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net loss applicable to common stockholders, as reported	$(1,076)	$(2,502)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	21	41
Pro-forma net loss	$(1,097)	$(2,543)
Net loss per share applicable to common stockholders - basic and diluted:
As reported	$(0.11)	$(0.28)
Pro forma	$(0.11)	$(0.28)

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

•	our ability to secure the additional financing adequate to execute our business plan;

•	our ability to identify, negotiate and complete the acquisition of targeted operations, consistent with our business plan;

•	existing or new competitors consolidating operators ahead of the Company;

•	we may be unable to attract new personnel, which would adversely affect implementation of our overall business strategy.

•	the success of our investor relations program to create and sustain interest and liquidity in our stock, which is currently thinly traded on the OTCBB;

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

Item 3 - Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-QSB. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed below. Based upon their evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures were not effective.

These controls were deemed not effective on account of a material weakness related to the lack of the necessary corporate accounting resources. On March 31, 2005, the Company completed the first two acquisitions of its business plan and on September 23, 2005, we completed the third acquisition. The Company is currently building its accounting infrastructure. On September 15, 2006, the Company hired a Chief Financial Officer. The Company employs a financial consultant who works closely with the Company's Chief Executive Officer and the Chief Financial Officer and other senior managers of the organization to assemble the required information and to prepare the periodic financial statement and public filings. Reliance on these limited resources impairs our ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. Our Company's Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures are not effective, given the foregoing material weakness. In addition, as the Company grows, and as resources permit, we project that our new Chief Financial Officer will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting and Sarbanes-Oxley Section 404 compliance.

We believe that, for the reasons described above, we will be able to improve our financial reporting and disclosure controls and procedures and remedy the material weakness identified above. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer and our Chief Financial Officer have concluded that such controls and procedures are not effective at the "reasonable assurance" level on account of the material weakness as outlined above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 1 of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 of FBO Air for a description of a then pending proceeding captioned New World Aviation, Inc., Plaintiff, against Robert J. Ettinger, individually, and FBO Air, Inc., Defendants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    During the quarter ended September 30, 2006, FBO Air sold the following securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and which were not previously reported in a Current Report on Form 8-K:

1.    (A)    On August 25, 2006, the Compensation Committee of the Board of Directors of FBO Air granted an option to purchase 25,000 shares of the Common Stock.

(B)    There was no underwriter for the grant. An incentive stock option expiring August 24, 2011 to purchase 25,000 shares of the Common Stock was granted pursuant to the FBO Air, Inc. Stock Option Plan of 2005 (the “Option Plan”) to Mark Margeson, the President of a subsidiary of FBO Air. A copy of the Option Plan is filed by incorporation by reference as Exhibit 10.1 to this Report and is incorporated herein by this reference.

(C)    The option was not issued for cash and there was no underwriting discounts or commissions. As indicated in subsection (B) above, this option was issued in consideration of the services to be performed for the subsidiary.

(D)    FBO Air claims that the grant of this option was exempt from the registration requirement of Section 5 of the Securities Act pursuant to the exemption of Section 4(2) of the Securities Act as a transaction not involving a public offering. The optionee represented to FBO Air that he was acquiring the option, and, if not registered under the Securities Act at the time, the shares of the Common Stock issuable upon the exercise of the option, for investment, and not with a view toward, or in connection with, a distribution (as the term “distribution” is contemplated under the Securities Act).

(E)    The option is exercisable at $0.60 per share which is above the market price on August 25, 2006, the date of grant. The option is not exercisable until August 25, 2007 and thereafter is exercisable, from time to time in its entirety or in part, until August 24, 2011.

(F)    Not applicable.

2.    (A)    The Compensation Committee of the Board of Directors of FBO Air granted an option to John H. Dow, effective September 23, 2006 to purchase 250,000 shares of the Common Stock. The Compensation Committee acted pursuant to a unanimous consent dated August 25, 2006 providing that the option was not to become effective until the anniversary date as provided in the optionee’s employment agreement, a copy of which is filed (by in incorporation by reference) as Exhibit 10.2 to this Report and is incorporated hereby by this reference.

(B)    There was no underwriter for the grant. An incentive stock option expiring September 22, 2011 to purchase 250,000 shares of the Common Stock was granted to John H. Dow pursuant to the Option Plan and his employment agreement.

(C)    The option was not issued for cash and there were no underwriting discounts or commissions. As indicated in subsection (B) above, this option was issued in consideration of the services to be performed for FBO Air and its subsidiaries by this executive officer of FBO Air.

(D)    FBO Air claims that the grant of this option was exempt from the registration requirement of Section 5 of the Securities Act pursuant to the exemption of Section 4(2) of the Securities Act as a transaction not involving a public offering. The optionee represented to FBO Air that he was acquiring the option, and, if not registered under the Securities Act at the time, the shares of the Common Stock issuable upon the exercise of the option, for investment, and not with a view toward, or in connection with, a distribution (as the term “distribution” is contemplated under the Securities Act).

(E)    The option is exercisable at $0.40 per share, which is the market price on September 22, 2006 (September 23rd was a Saturday). The option is exercisable immediately, from time to time in its entirety or in part, until September 22, 2011.

(F)    Not applicable

(b)	Not applicable.

(c)	Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

There were none.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated as of July 26, 2004 by and between FBO Air (then named Shadows Bend Development, Inc) and FBO Air, Inc., an Arizona corporation. (1)

3(i)(1)	Articles of Incorporation of FBO Air filed on June 2, 1998. (2)

3(i)(2)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i)(1)) filed on October 15, 1999. (2)

3(i)(3)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i)(1)) filed on June 2, 2000. (2)

(3)(i)(4)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i)(1)) filed on July 30, 2004. (1)

3(i)(5)	Certificate of Designations. (3)

4.1	Form of 10% Senior Secured Promissory Note due March 31, 2008 or April 8, 2008. (4)

4.2	Copy of General Security Agreement dated as of March 31, 2005. (4)

4.3	Copy of Term Loan Agreement dated as of September 23, 2005 by and among FBO Air, Airborne, Inc. and Airport Capital, LLC. (5)

4.4	Copy of Warrant expiring March 31, 2010, April 8, 2010 or April 15, 2010. (4)

4.5	Copy of Warrant expiring September 22, 2010. (5)

4.6	Copy of Warrant expiring August 31, 2011. (7)

10.1	Copy of FBO Air, Inc. Stock Option Plan of 2005. (6)

10.2	Copy of Employment Agreement dated as of September 23, 2005 among John Dow, Airborne, Inc. and FBO Air. (5)

10.3	Copy of Stock Purchase Agreement dated March 31, 2005 between Tech Aviation Source, Ronald D. Ertley, Frank E. Paczewski, and FBO Air Wilkes-Barre, Inc. (4)

10.4	Copy of Asset purchase Agreement dated March 31, 2005 among FBO Air - Garden City, Inc. and John A. Crotts. (4)

10.5	Copy of Stock Purchase Agreement Dated as of September 22, 2005 by and among Airborne, Inc., John H. Dow, Daphne Dow and the Company (without a schedule or exhibit). (5)

10.6	Copy of Lease dated as of September 23, 2005 between John H. Dow and Daphne Dow, as the Landlord, and Airborne, Inc., as the Tenant. (5)

10.7	Copy of Employment Agreement dated as of September 1, 2006 between FBO Air and Keith P. Bleier. (8)

10.8	Copy of Employment Agreement dated as of April 1, 2005 between FBO Air and Jeffrey M. Trenk. (4)

10.9	Copy of Trust Amendment dated as of October 31, 2006 by and between FBO Air and Jeffrey M. Trenk to Employment Agreement. (9)

31.1	Officer’s Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (10)

31.2	Officer’s Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (10)

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (10)

32.2	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (10)

(1)	Incorporated by reference to FBO Air’s Current Report on Form 8-K filed on August 27, 2004.
(2)	Incorporated by reference to FBO Air’s Registration Statement on Form SB-2, File No. 333-56046.
(3)	Incorporated by reference to FBO Air’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.
(4)	Incorporated by reference to FBO Air’s Current Report on Form 8-K filed on April 6, 2005.
(5)	Incorporated by reference to FBO Air’s Current Report on Form 8-K filed on September 28, 2005.
(6)	Incorporated by reference to FBO Air’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.
(7)	Incorporated by reference to FBO Air’s Current Report on Form 8-K filed on September 8, 2006.
(8)	Incorporated by reference to FBO Air’s Current Report on Form 8-K filed on September 21, 2006.
(9)	Incorporated by reference to FBO air’s Current Report on Form 8-K filed on November 6, 2006.
(10)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 20, 2006
FBO AIR, INC.

By:  /s/ Ronald J. Ricciardi

Ronald J. Ricciardi
Chief Executive Officer

By:  /s/ Keith P. Bleier

Keith P. Bleier
Chief Financial Officer
Principal Accounting Officer