Form 10KSB
period 2006-12-31
FirstFlight, Inc.
filed 2007-04-17
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to ________________

COMMISSION FILE NUMBER: 333-56046

FIRSTFLIGHT, INC.
(Exact name of Small Business Issuer in Its Charter)

Nevada	87-0617649
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

236 Sing Sing Road
Horseheads, NY 14845
(Address of Principal Executive Offices)

(607) 739-7148
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 a 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

State issuer’s revenues for its most recent fiscal year: $39,212,424

Aggregate market value of the voting stock held by non-affiliates based on the weighted average sale price for such stock on the ten trading days preceding April 13, 2007: $6,991,553.

As of March 31, 2007, the Registrant had 36,582,987 shares of its Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

Yes	☐	No	☒

FIRSTFLIGHT, INC. AND SUBSIDIARIES
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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

FirstFlight, Inc. (“FirstFlight”) is a Nevada corporation (formerly known as FBO Air, Inc., the corporation was re-named FirstFlight, Inc. effective December 13, 2006), the Common Stock, $0.001 par value (the “Common Stock”), of which is publicly traded, and acts as a holding company for its operational subsidiaries (FirstFlight and its subsidiaries collectively, the "Company" or "we"). We are an aviation services company with operations in the aircraft charter management, fixed base operations (an “FBO”), and aircraft maintenance segments of the general aviation industry.

Activities by segment are carried out at the following locations:

Location	Charter	FBO	Maintenance
Elmira, New York	X	Fuel sales to managed aircraft only	X
Wilkes-Barre, Pennsylvania	X	X	X
Garden City, Kansas		X

The Elmira, New York facility became part of FirstFlight through the acquisition on September 23, 2005 of Airborne, Inc. (“Airborne”).

The Wilkes-Barre, Pennsylvania facility came as a result of the acquisition of Tech Aviation Service, Inc. (“Tech”) and the Garden City, Kansas facility as a result of the acquisition of the FBO assets of Central Plains Aviation, Inc. (“CPA”). Both transactions occurred on March 31, 2005.

On March 16, 2006, the Company formed Margeson and Associates, Inc. (“Margeson”), an insurance brokerage company that primarily represents and sells aviation oriented insurance.

The Company was formed as FBO Air on January 17, 2003 (date of inception) as a proprietorship to acquire and operate FBOs. On January 2, 2004, FBO Air, Inc. was incorporated under the laws of the State of Arizona. FBO Air, Inc. completed a reverse merger transaction on August 20, 2004 (the “Reverse Merger”) with Shadows Bend Development, Inc. ("Shadows Bend"), an inactive Nevada corporation. Since October 2000, Shadows Bend had been pursuing a business plan to acquire, develop and operate "specialty care" facilities designed to help people diagnosed with Alzheimer's or other related illnesses. This business model was effectively abandoned in December 2002. The directors and management of FBO Air, Inc., upon consummation of the merger, became the directors and management of Shadows Bend.

On August 20, 2004, Shadows Bend changed its corporate name to FBO Air, Inc. pursuant to the Agreement and Plan of Merger dated as of July 26, 2004 between Shadows Bend and FBO Air, Inc. (On December 13, 2006, the corporation was re-named FirstFlight, Inc.). As of December 21, 2004, the Common Stock became eligible for quotation on the NASD’s OTC Bulletin Board. FirstFlight files periodic reports with the Securities and Exchange Commission (the “SEC”) pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

On September 1, 2006, the Company realized $5,025,000 in net proceeds from a private placement of equity securities, from which proceeds substantially all of the Company’s indebtedness was prepaid. In addition, all of the then outstanding shares of our Series A Preferred Stock, which, for accounting purposes, did not count as equity, were thereby converted into equity as shares of our Common Stock.

The charter management segment of the aviation industry, which includes the charter division of FirstFlight, operates under Federal Aviation Regulations (“FAR”) Part 135, which covers aircraft with 30 seats or less and up to 7,500 pounds of payload. According to the National Air Transportation Association (“NATA”), there are approximately 3,000 holders of Part 135 charter certificates, which include 2,550 for fixed wing aircraft and 450 for helicopter operators.

NATA also reports that the business traveler accounts for approximately 70 percent of the market for charter activity, with leisure activity representing the remaining 30 percent. Further, approximately 30 percent of charter travelers have almost totally abandoned the scheduled airlines for their travel needs.

Because the charter management segment is populated by primarily small, private companies, financial and statistical data is difficult to acquire. However, according to the industry publication Air Charter Guide, the total on-demand charter fleet in the United States is comprised of 6,411 aircraft. The jet component of this number, exclusive of airliner-sized equipment, was 2,052 with each category - light, mid, and heavy - having increased in size versus prior years.

The FBO segment of the industry is also highly fragmented - being populated by, according to NATA, over 3,000 operators who serve customers at one or more of the over 3,000 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these companies are single location operators. NATA further characterizes companies with operations at three or more airports as “chains.” An operation with FBOs in at least two distinctive regions of the country is considered a “national” chain while multiple locations within a single region are “regional” chains.

We believe the general aviation market has historically been somewhat cyclical, with revenues correlated quite closely with general US economic conditions. We also believe that the marketplace is experiencing a significant rebound in market and financial performance for three reasons:

•
The economic downturn that marked the post-9/11 period has rebounded. FirstFlight believes the current relatively positive general condition of the US economy is benefiting the general aviation category.

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

As of December 31, 2006, the Company had cash and cash equivalents of approximately $1,182,000 and had a working capital deficit of approximately $23,000. The Company generated revenues of approximately $39,200,000 for the year ended December 31, 2006. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of approximately $5,929,000 and $12,515,000, respectively, for the period January 17, 2003 (date of inception) through December 31, 2006.

As discussed in Item 6 of this Report, Management’s Discussion and Analysis or Plan of Operation, the Company has taken steps to reduce the level of expenditures for corporate operations by severing ties with two executives. These executives represented costs in 2006 of approximately $900,000, including severance and separation fees, and stock-based compensation. Additionally, the Company settled litigation in 2006 that, including legal and settlement related costs, represented approximately $150,000. The Company has also re-negotiated favorable terms with certain vendors that management believes will represent a savings of almost $400,000 versus levels of historical spending, in part driven by the hiring of a chief financial officer and the corresponding elimination of an outside accounting consultant.

Other Potential Products

At this point in time, management contemplates maintaining focus on the three core segments of the aviation industry in which we currently operate - charter management, FBOs and aircraft maintenance. Any future expansion of offerings could come within products, services, or functions that support one, two or all of these segments.

Such expansion is not defined at the time of this Report, nor may it ever occur.

Marketing and Sales

The charter segment has a dedicated sales force whose key mission is to maintain and increase sales of charter activity primarily on its fleet of managed aircraft. Senior management personnel complement the efforts of this sales force by pursuing aircraft owners who could add their aircraft to our managed fleet.

Enhancements have also been made to the Company’s website that enables the sales force to more easily communicate with, and field requests from, both current and future clients.

Government Approvals

The aviation services that we operate and/or target for acquisition generally operate on municipal or other government owned real estate properties. Accordingly, at times we will need to obtain certain consents or approvals from those government entities in conjunction with our operation and/or acquisition. There can be no assurance that we shall obtain such consents on favorable terms, which could result in our not consummating an acquisition that we otherwise would consider.

Effect of existing or probable government regulation

Aviation services also operate under the supervision of the Federal Aviation Administration. Our efforts to charter aircraft, to dispense fuels, and to provide repair and maintenance services are under the purview of local, regional and national regulatory agencies. We intend to comply with all government regulations. The adoption of new regulations could result in increased costs.

Competition

The segments of the aviation industry in which we compete are highly fragmented. Within the base of competition in each segment are local, regional and national companies.

Management believes that the current fleet of aircraft managed by its charter division is highly competitive in terms of the type and number of aircraft it can deploy for charter. As of March 31, 2007, the charter fleet was comprised of 17 jet aircraft that are generally recognized as attractive by aircraft charter clients, including aircraft by well-known manufacturers Gulfstream, Raytheon, Lear, Cessna, and Bombardier.

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

Costs and effects of complying with environmental laws

In dispensing fuels and in maintenance and repair operations, we handle virgin and waste petroleum lubricants. The handling of these materials is subject to federal, state and local environmental laws. The Company intends to comply with these laws as part of its standard operating practice. The cost of this compliance is considered a normal cost of operations.

Employees

As of December 31, 2006, we employed 121 persons, of whom 92 were employed on a full-time basis, three of whom are executive officers of the Company; the balance are employed within our segment operations in New York, New Jersey, Pennsylvania, and Kansas.

ITEM 2.  DESCRIPTION OF PROPERTY

We lease office space at the following locations:

Location	Purpose	Space	Annual Rental	Expiration

236 Sing Sing Road Horseheads, New York (1)	Executive offices and principal facility of our charter segment	24,050 square feet	$160,582	September 22, 2020

101 Hangar Road WB/Scranton Int’l Airport Avoca, PA	Pennsylvania service location of our FBO segment.	24,000 square feet	$75,000	August 21, 2013

2145 S. Air Service Road, Garden City, KS	Kansas service location of our FBO segment	17,640 square feet	$18,600	March 31, 2015

225 Liberty Street, 2nd Floor Little Ferry, NJ	Office facility of our charter sales department	800 square feet	$20,100	Month-to-month

(1) This location is leased from a related party to whom in the year ended December 31, 2006 and 2005 we paid a total amount for rent of approximately $161,000 and $43,000, respectively.

We believe that our space is adequate for our immediate needs and that, if additional space is required, whether due to the scheduled expiration of a lease or otherwise, it would be readily available at commercially reasonable rates.

  We have no current intention to invest in real estate, other than in connection with the acquisition of an aviation services property. While we may purchase the common stock of companies as a means of acquisition of that entity, we have no intent to passively hold or invest in the common stock of companies in these aviation businesses.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2006, the Company was not a party to any pending legal proceeding as to which disclosure was required pursuant to Item 103 of Regulation S-B of the SEC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On December 12, 2006, FirstFlight held its Annual Meeting of Stockholders.

(b)
The stockholders re-elected William B. Colaianni, John H. Dow, Donald Hecht, Thomas Iovino, Jeffrey B. Mendell, Ronald J. Ricciardi, Stephen B. Siegel, Alvin S. Trenk and William B. Wachtel as directors. No other previously elected director’s term of office continued after the meeting.

(c)	The other matters approved at the meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter, were as follows:

(1)	On the proposal to Amend the Articles of Incorporation to increase the maximum number of directors from seven to eleven, the exact number to be determined from time to time by the directors:

FOR	21,906,845
AGAINST	530,238
ABSTAINED	782
BROKER NON-VOTES	1,304,491
ABSTENTIONS	1,008

(2)
On the proposal to approve the Stock Option Plan of 2005 (the “Stock Option Plan”) and to ratify the options to purchase an aggregate of 1,535,000 shares of the Common Stock theretofore granted thereunder:

FOR	21,885,022
AGAINST	552,370
ABSTAINED	473
BROKER NON-VOTES	1,305,243
ABSTENTIONS	256

(3)	On the proposal to amend the Articles of Incorporation to change the name of FirstFlight from FBO Air, Inc. to FirstFlight, Inc.

FOR	22,437,489
AGAINST	321
ABSTAINED	55
BROKER NON-VOTES	1,305,475
ABSTENTIONS	24

(4)
On the proposal to approve a possible reverse stock split of the Common Stock in an amount which the Board of Directors deems appropriate, to be not less than one-for-three and not more than one-for-ten, and the timing of its effectiveness to be at such time as the Board determines to file an Amendment to the Articles of Incorporation effectuating this reverse stock split, but not later than November 15, 2007:

FOR	22,431,969
AGAINST	5,497
ABSTAINED	399
BROKER NON-VOTES	1,305,316
ABSTENTIONS	183

(5)	The voting for each director elected at the Annual Meeting was as follows:

NAME	FOR	WITHHELD
William R. Colaianni	22,424,153	13,712
John H. Dow	22,424,173	13,692
Donald Hecht	22,424,173	13,692
Thomas Iovino	22,424,098	13,767
Jeffrey B. Mendell	22,424,173	13,692
Ronald J. Ricciardi	22,424,153	13,712
Stephen B. Siegel	22,424,078	13,787
Alvin S. Trenk	22,423,423	14,442
William B. Wachtel	22,420,173	13,692

An Amendment to the Articles of Incorporation effecting the corporate name change and the change in the permitted number of directors was filed in the State of Nevada on December 13, 2006. The Company also filed an Amended and Restated Articles of Incorporation. Copies of the Articles of Incorporation, as amended prior to December 13th, are filed (by incorporation by reference) as Exhibits 3(i) through 3(i)(4) to this Report; a copy of the Amendment filed on December 13, 2006 is filed as Exhibit 3(i)(5) to this Report; a copy of the Amended and Restated Articles of Incorporation is filed as Exhibit 3(i)(6) to this Report; and all are incorporated herein by this reference.

Because of the changes in the maximum number of authorized directors, Section 3.1 of FirstFlight’s Bylaws was also amended. A copy of the Bylaws in effect prior to December 13, 2006 is filed (by incorporation by reference) as Exhibit 3(ii) to this Report, a copy of the Bylaws as amended is filed as Exhibit 3(ii)(1) to this Report and both are incorporated by this reference.

A copy of the Stock Option Plan is filed (by incorporation by reference) as Exhibit 10.20 to this Report and is incorporated herein by this reference.

(d)	Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

The Common Stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol FFLT (prior to February 2, 2007 the Common Stock was traded under the symbol FBOR). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) equity securities. The following table sets forth the range of high and low closing sale prices for the Common Stock as reported on the OTCBB for the past two fiscal years.

	Common Stock
Quarterly Period Ended	High	Low
March 31, 2005	1.7500	0.0001

June 30, 2005	1.9000	0.3200

September 30, 2005	0.7500	0.2200

December 31, 2005	1.0000	0.3500

March 31, 2006	0.7500	0.4000

June 30, 2006	0.7500	0.4100

September 30, 2006	0.5000	0.3000

December 31, 2006	0.6000	0.2400

Holders

As of March 31, 2007, there were approximately 660 holders of record of the Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various broker-dealers, clearing agencies, banks, and other fiduciaries.

Dividends

Since inception we have never declared or paid any cash dividends on our common stock. Until September 4, 2006, there were legal impediments to such declarations or payments, as follows: The Company has had losses since inception and the Nevada General Corporation Law, which governs FirstFlight, prohibited our paying cash dividends because our total assets were, prior to September 4, 2006, less than the sum of our total liabilities and the amount that would be needed, if FirstFlight were to be dissolved at the time of the dividend distribution, to satisfy the then liquidation preference of the holders of our Series A preferred stock. In addition, our senior secured notes which were due March 31, 2008 or April 8, 2008 required the consent of the holders of 50.1% of the principal amount of such notes for us to pay a cash dividend on shares of our common stock. These notes were fully satisfied on September 4, 2006. In addition, unless the holders of at least 50.1% of the then outstanding shares of our Series A preferred stock consented, such security would also have barred any cash dividends on shares of our common stock so long as there were any accumulated but unpaid dividends on the Series A preferred stock. Even if a cash dividend had been permissible on shares of our common stock, the holders of our Series A preferred stock would have participated as if they had converted.

With the consummation of the private placement on September 1, 2006 and the resultant mandatory conversion of all of then outstanding shares of our Series A preferred stock and prepayment of our senior secured notes (see Notes 13 and 14 to the Consolidated Financial Statements in this Report) for information as to the foregoing), all of the foregoing legal or agreement restrictions have been removed. Nevertheless, we intend to retain future earnings, if any, to finance the growth and development of our business and future operations. Therefore, we do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

 The following table set forth certain information, as of December 31, 2006, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,535,000	$0.512	5,965,000

Equity compensation plans not approved by security holders	775,000	$1.549	—
Total	2,310,000	$0.860	5,965,000

We received stockholder approval on December 12, 2006 of the Stock Option Plan which relates to 7,500,000 shares of the Common Stock. Of the options granted to date, 1,535,000 have been granted under the Stock Option Plan.

Repurchases

There were no repurchases of shares during the years ended December 31, 2006 and 2005. In March 2007, FirstFlight re-purchased 25,000 shares for $18,375 in cash that had been issued in a settlement of litigation and for which the holder had a right to put the shares back to FirstFlight.

Recent Sales of Unregistered Securities

Information with respect to all equity securities sold by FirstFlight during the fiscal year ended December 31, 2006 which were not registered under the Securities Act was previously reported in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Summary Financial Information

The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Form 10-KSB.

Consolidated Statement of Operations Data:	Year Ended December 31, 2006	Year Ended December 31, 2005
(in thousands, except for share and per share data)
Revenue	$39,212	$13,806
Net loss applicable to common stockholders	$(7,777)	$(4,061)
Net loss per common share	$(.34)	$(.42)
Weighted average number of shares -basic and diluted	22,661,039	9,751,563

Balance Sheet Data:	December 31, 2006
Working capital (deficiency)	$(23)
Total assets	$13,181
Total liabilities	$7,157
Stockholders’ equity	$6,025

Forward-looking Statements

This Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "General," "Marketing and Sales," "Liquidity and Capital Resources" and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include services and pricing, general economic conditions, new product development, the Company's ability to raise additional capital, the Company's ability to obtain the various approvals and permits for the acquisition and operation of FBOs and charter management operations and the other risk factors detailed from time to time in this Report and other materials filed with the SEC.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Year Ended December 31, 2006 and December 31, 2005

Revenue

We had overall revenue of approximately $39,200,000 for the year ended December 31, 2006 as compared to revenue of $13,806,000 for the year ended December 31, 2005. We did not begin to recognize revenue until the quarter beginning April 1, 2005 upon the acquisition of Tech and CPA. The charter segment generated approximately $30,900,000 of fiscal 2006 revenue; the FBO segment generated approximately $5,300,000 and the maintenance segment generated approximately $3,000,000.

Charter Segment

The charter segment of FirstFlight is engaged in aircraft charter management activities, providing on-call passenger air transportation. Charter services are provided through a fleet of managed aircraft for which we provide regulatory and maintenance oversight for the managed aircraft, while also offering charter services.

We managed 17 aircraft for owners at March 31, 2007. These aircraft were offered for charter when not in use by their owners. Fee revenue is generated from management of the aircraft - ensuring that the aircraft meets compliance with manufacturer and FAA regulations in addition to generating revenue from charter activity.

Of the approximately $30,900,000 in charter segment revenue in the year ended December 31, 2006, $22,700,000 (73.5%) was generated directly through the charter of aircraft. Approximately $6,400,000 (20.7%) of revenue was generated by aircraft management services, $1,300,000 (4.2%) was from the sale of fuel, and about $500,000 was related to commissions on the sale of aircraft and the sale of other miscellaneous items. During the year ended December 31, 2005, the charter segment generated about $8,840,000 in revenue with approximately $7,400,000 (83.7%) being generated directly through the charter of aircraft; $1,200,000 (13.5%) related to aircraft management services; and $265,000 (3.0%) from the sale of fuel. The 355 percent increase in charter segment revenue is largely attributable to a full twelve-month performance from the Airborne acquisition, which was consummated on September 23, 2005.

FBO Segment

The FBO segment has its main facility in Wilkes-Barre, PA, and became part of FirstFlight through the acquisitions of Tech and CPA on March 31, 2005. The FBO segment provides services such as fueling and hangaring for general aviation, commercial and military aircraft along with the operation of a flight school in Pennsylvania and the management of a non-owned FBO facility.

During the year ended December 31, 2006, of the approximately $5,300,000 in FBO segment revenue, $4,800,000 (90.6%) was generated by the sale of jet fuel, aviation gasoline (“avgas”), and related items; $400,000 (7.5%) related to flight training, and approximately $100,000 (1.8%) was generated by the sale of miscellaneous items and the management of non-owned FBO facilities. During the year ended December 31, 2005, of the approximately $4,200,000 in FBO segment revenue, $3,700,000 (88.1%) was generated by the sale of jet fuel, avgas and related items; $324,000 (7.8%) related to flight training, and approximately $200,000 (3.8%) was generated by the sale of miscellaneous items and the management of non-owned FBO facilities.

The fluctuation of fuel cost was a significant focus for management in the year ended December 31, 2006. As the cost of fuel rose, as it did on numerous occasions throughout the year, we paid close attention to how competition was pricing their product and made counter-competitive decisions on almost a weekly basis. Particularly in our Kansas location, where transient traffic represents the majority of gallonage, these decisions impacted the revenue and margin performance of the division.

As fuel is the primary driver of revenue in the FBO division, we anticipate continued variability of pricing following closely the crude oil marketplace. There has proven a fair amount of price elasticity in the segment of turbine-engine aircraft that require jet fuel. There has been, however, a direct relationship between the price of avgas, which is used in piston-engine aircraft, and the amount of leisure flying.

Maintenance Segment

The aircraft maintenance segment provides repair services for both managed and non-managed aircraft as well as specialty services on aircraft brakes and wheels.

We first reported maintenance as a separate segment in the quarter ended September 30, 2006. Management believes that this separate, dedicated emphasis will prompt a greater focus on operational efficiencies in the segment and, ultimately, lead to improved performance.

During the year ended December 31, 2006, of the approximately $3,000,000 in maintenance segment revenue, approximately $1,500,000 (50%) was related to labor charges; approximately $900,000 (30%) was due to the sale of parts; and approximately $600,000 (20%) was generated by our brake and wheel shop. During the year ended December 31, 2005, maintenance segment revenue was about $800,000. As in the charter segment, this significant increase in segment revenue was directly attributable to a full year performance in 2006 from the Airborne acquisition, which was consummated on September 23, 2005.

Cost of Revenue and Gross Profit

Charter Segment

Cost of revenue for the charter segment for the year ended December 31, 2006 was approximately $26,300,000, or 85.0% of revenue, for a gross profit of $4,600,000, or 15.0% of revenue. The largest dollar contributor to gross profit was the charter of aircraft under our management (50.1%), followed by management services (21.6%), aircraft sales commissions and miscellaneous items (11.6%), fuel sales (9.5%), and charter arranged for trips outside our managed fleet (7.2%). Cost of revenue for the year ended December 31, 2005 was about $7,700,000 for a gross profit of $1,100,000 or 12.5% of revenue. The largest dollar contributor to gross profit was the charter of aircraft under our management (59.7%), followed by management services (23.6%), charter arranged for trips outside our managed fleet (9.0%), fuel sales (5.1%), and miscellaneous items (2.5%) The increase in total gross profit percentage in 2006 compared to 2005 is due primarily due to aircraft sales commissions in 2006, which have no direct costs to offset their contribution to gross profit. Excluding these commissions the gross profit percentage for 2006 would have been 13.3% of revenue.

FBO Segment

Cost of revenue for the FBO segment for the year ended December 31, 2006 was approximately $3,900,000, or 73.0% of revenue, for a gross profit of $1,400,000, or 27.0% of revenue. The largest contributor to gross profit was the sale of jet fuel, avgas, and related items, with a gross profit of $1,200,000 (81.4%), the operation of the flight school $140,000 (9.9%) and the contract management of non-owned FBO facilities $125,000 (8.7%). Cost of revenue for the year ended December 31, 2005 was approximately $2,900,000 for a gross profit of $1,300,000 or 31.4% of revenue. The decline in gross profit percentage was the impact of jet fuel and avgas pricing pressures. As the cost per gallon increased during 2006, we selectively determined our retail sales price while balancing being competitive in the marketplace.

Maintenance Segment

Cost of revenue for the maintenance segment for the year ended December 31, 2006 was approximately $2,600,000, or 86.0% of revenue, for a gross profit of $400,000, or 14.0% of revenue. The brake and wheel operation and charges for labor generated positive gross profits ($276,000 and $401,000, respectively) while the sale of parts and miscellaneous items generated negative gross profit ($225,000 and $36,000, respectively). Cost of revenue for year ended December 31, 2005 was about $650,000 for a gross profit of $150,000 or 18.7% of revenue.

Operating Expenses

We had overall operating expenses of approximately $8,900,000 for the year ended December 31, 2006 as compared to approximately $4,000,000 for the year ended December 31, 2005.

Excluding depreciation and amortization, the charter segment, which is primarily a function of the September 23, 2005 acquisition of Airborne, represented approximately $3,700,000 in operating expenses; the FBO segment, which is a function of the March 31, 2005 acquisitions of Tech and CPA, represented approximately $1,300,000 in operating expenses; and the maintenance segment, which is a combination of the Airborne and Tech acquisitions, had approximately $600,000 in operating expenses. The corresponding figures for the year ended December 31, 2005 were approximately $900,000 in the charter segment, $1,200,000 for the FBO segment, and $200,000 for the maintenance segment. Depreciation and amortization for the operating segments totaled approximately $400,000 in the year ended December 31, 2006 compared to approximately $135,000 in 2005. Timing of acquisitions, and therefore lessor time periods being represented in 2005, primarily account for the increases on a year-over-year basis.

The remainder of operating expenses was attributable to the corporate operations and amounted to approximately $2,850,000 for the year ended December 31, 2006 as compared to $1,700,000 for the year ended December 31, 2005. Stock-based compensation was approximately $800,000 of the total in 2006, rather than $0 in 2005 as a result of the adoption of SFAS 123R as described elsewhere in this Report. Included in stock-based compensation expense for 2006 was approximately $328,000 to expense the remaining unamortized fair value of options related to the termination of employment agreements with two executives, as discussed elsewhere in this Report. The balance of increased expenses were primarily comprised of legal and accounting expenses incurred for operating for the full year along with increased payroll expenses related to a larger infrastructure.

We have, however, taken steps to reduce our level of expenditure for corporate operations. As described in the Employment Agreement section of Item 10 to this Report, we have severed ties with two executives. These executives represented costs in 2006 of approximately $900,000, including severance and separation fees, and stock-based compensation. Additionally, we settled litigation in 2006 that, including legal and settlement related costs, represented approximately $150,000. We have also negotiated favorable terms with certain vendors that we believe will represent a savings of almost $400,000 versus levels of historical spending, in part driven by the hiring of a chief financial officer and the corresponding elimination of an outside accounting consultant.

Interest Expense

Interest expense for the years ended December 31, 2006 and 2005 was approximately $1,200,000 and $500,000, respectively. The increase in interest expense in 2006 was largely attributable to the additional amortization of the discount on the Senior Secured Notes charged to interest expense upon early payment.

Income Taxes

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized in future periods. The Company’s ability to use its net operating loss carry forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code (the “Code”).

Net Loss Applicable to Common Stockholders

Net losses applicable to common stockholders for the year ended December 31, 2006 and 2005 were approximately $7,777,000 and $4,061,000, respectively, an increase of approximately $3,716,000 or approximately 92%. The increased net loss applicable to common stockholders for the year ended December 31, 2006 was due to an increase in operating expenses and interest expenses as described above along with increases in 2006 compared to 2005 for deemed dividends on the issuance of the Series A Preferred Stock (increased by $1,420,000 in 2006 compared to 2005) and amortization of deferred financing costs (increased by $956,000).

Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of Common Stock outstanding during the periods presented. Common stock equivalents, consisting of options, convertible preferred stock and convertible notes payable, were not included in the calculation of the diluted losses per share because their inclusion would have been anti-dilutive. Basic and diluted net losses per share applicable to common stockholders were $0.34 and $0.42 for the years ended December 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On September 1, 2006, we closed a private placement (“the Offering”) and sold 50.25 units (the “Units”) at $100,000 per Unit. Each Unit consisted of 166,700 shares of the Common Stock and a warrant expiring August 31, 2011 to purchase 100,000 shares of the Common Stock. We realized gross proceeds of $5,025,000 from the Offering and, in connection therewith, issued 8,376,675 shares of the Common Stock.

The Company has also taken steps to reduce the level of expenditure for corporate operations by severing ties with two executives (see Item 10). These executives represented costs in 2006 of approximately $900,000, including severance and separation fees, and stock-based compensation. Additionally, the Company settled litigation in 2006 that, including legal and settlement related costs, represented approximately $150,000. The Company has also re-negotiated favorable terms with certain vendors that management believes will represent a savings of almost $400,000 versus levels of historical spending, in part driven by the hiring of a chief financial officer and the corresponding elimination of an outside accounting consultant.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. Although the Company believes that it has sufficient liquidity to sustain its existing business through December 31, 2007, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all.

During the year ended December 31, 2006, the Company had a net decrease in cash and cash equivalents of approximately $149,000. The Company's sources and uses of funds during this period were as follows:

 Cash Used in Operating Activities

For the year ended December 31, 2006, net cash used in operating activities was approximately $1,888,000. This was primarily derived from a net loss of $3,337,000 adjusted for $2,210,000 of non-cash items such as depreciation, amortization and stock-based compensation.

For the year ended December 31, 2005, net cash used in operating activities was approximately $955,000. This was primarily derived from a net loss of $1,914,000, an increase in accounts receivable of $225,000, and a decrease in accounts payable of $182,000. Net cash used in operations was reduced by the effect of increases in customer deposits of $332,000 and accrued expenses of $593,000. These changes in cash used in operating activities are all attributable to the operations that were acquired on March 31, 2005 and September 23, 2005.

Cash Used in Investing Activities

For the year ended December 31, 2006, net cash used in investing activities was approximately $8,000. This was attributable to the receipt of a $200,000 repayment of a note receivable, offset by $208,000 for the purchase of fixed assets.

For the year ended December 31, 2005, net cash used in investing activities was approximately $4,392,000. This was attributable primarily to FirstFlight's purchase of two fixed base operating companies on March 31, 2005 for $2,555,000 and, on September 23, 2005, the purchase of a charter management operation, requiring cash of $1,400,000.

Cash Provided by Financing Activities

For the year ended December 31, 2006, net cash provided by financing activities was approximately $1,747,000, consisting of the receipt of proceeds of $5,025,000 from a private placement, net of $1,500,000 for the repayment of a term loan, $1,496,000 for the repayment of the principal balance of the Senior Secured Notes and $211,000 in accrued interest on the Senior Secured Notes, and $116,000 in principal repayments on certain notes payable associated with the March 31, 2005 acquisitions.

For the year ended December 31, 2005, net cash provided by financing activities was approximately $6,663,000. On March 31, April 8, and April 15, 2005, we received net funds aggregating approximately $5,231,000 through a private placement consisting of the issuance of $1,496,000 of Senior Secured Notes, the issuance of $4,243,000 of Series A Preferred Stock and the issuance of warrants for the purchase of 3,617,000 shares of the Common Stock, less issuance expenses paid in cash at closing of $508,000.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

•	our ability to secure the additional financing, if required, to execute our business plan;

•	our ability to identify, negotiate and complete the acquisition of targeted operators, consistent with our business plan;

•	existing or new competitors consolidating operators ahead of the Company;

•	we may be unable to attract new personnel, which would adversely affect implementation of our overall business strategy.

•	the success of our investor relations program to create and sustain interest and liquidity in our stock, which is currently thinly traded on the OTCBB;

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

Accounts Receivable

The Company’s extends credit to large and mid-size companies for aviation services. The Company has concentrations of credit risk in that 52% of the balance of accounts receivable at December 31, 2006 is made up of only ten customers. At December 31, 2006, accounts receivable from the two largest accounts amounted to approximately $505,000 (9.9%) and $426,000 (8.4%), respectively. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Management determines collectibility based on their experience and knowledge of the customers.

Goodwill and Intangible Assets

The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions amounting to $4,194,770. The Company has determined that there is no impairment of goodwill at December 31, 2006. Intangible assets continue to be amortized over their estimated useful lives.

In accordance with the requirements of SFAS 141 the Company recognized certain intangible assets acquired, primarily goodwill, trade names, non-compete agreements and customer relationships.  In accordance with the provisions of SFAS 142, on a regular basis, the Company performs impairment analysis of the carrying value of goodwill and certain other intangible assets.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Code.

Stock Based Compensation

During December 2006, the stockholders of FirstFlight approved the Stock Option Plan of 2005 (the “Plan”) that was approved by the Board of Directors in December 2005. The Plan is administered by FirstFlight’s compensation committee and provides for 7,500,000 shares of the Common Stock to be reserved for issuance under the Plan. Directors, officers, employees and consultants of the Company are eligible to participate. The Plan provides for the awards of incentive and non-statutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in no more than ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of Common Stock, as determined by the Committee, on the grant date.

For the year ended December 31, 2006, the Company incurred stock-based compensation expense of $801,721 related to stock options. In addition, for the year ended December 31, 2006, the Company incurred certain expenses aggregating $29,375 in connection with stock issued in settlement of a legal dispute. These amounts were settled by the issuance of 57,598 shares of the Common Stock.

Prior to January 1, 2006, the Company accounted for employee options under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Accordingly, the Company would recognize compensation expense only if it granted options with a discounted exercise price. Any resulting compensation expense would then have been recognized ratably over the associated service period. No stock-based employee compensation expense relating to the Company’s stock options was reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying Common Stock on the effective date of grant. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), as if the fair value method defined by SFAS 123, “Accounting for Stock-Based Compensation” ("SFAS 123") had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore has not restated prior periods' results. Under this transition method, employee stock-based compensation expense for the year ended December 31, 2006 included compensation expense for all stock-based compensation awards granted, but not yet fully exercisable, prior to January 1, 2006.  The fair value of the options granted was determined at the original grant dates in accordance with the provisions of SFAS 123.  Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the vesting term of the options associated with the underlying employment agreement, where applicable. As a result of adopting SFAS 123R, the impact to the consolidated financial statements for the year ended December 31, 2006 was $801,721 greater than if the Company had continued to account for stock-based compensation under APB 25. The impact of the adoption of SFAS 123R on both basic and diluted net loss per share for the year ended December 31, 2006 was $0.04. At December 31, 2006, the unamortized fair value of employee stock options under SFAS 123R was $375,992. The unamortized portion will be expensed over a weighted average period of approximately two years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed.  For the year ended December 31, 2006, stock based compensation expense for non-employees related to 57,598 shares of the Common Stock issued in connection with the settlement of litigation was $29,375 and was accounted for under EITF 96-18.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.   This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, the adoption of this FSP will have on its consolidated financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company is currently evaluating the impact of the adoption of EITF 06-6 on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective in fiscal years ending on or after November 15, 2006. Adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its consolidated financial statements.

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

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

Our consolidated financial statements and the related notes to the consolidated financial statements called for by this item appear under the caption “Table of Contents to Consolidated Financial Statements” beginning on page F-1 attached hereto of this Annual Report on Form 10-KSB.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
(FORMERLY FBO AIR, INC. AND SUBSIDIARIES)

Table of Contents to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
FirstFlight, Inc.

We have audited the accompanying consolidated balance sheet of FirstFlight, Inc. and Subsidiaries (formerly FBO Air, Inc. and Subsidiaries) (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstFlight, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

New York, NY March 22, 2007

FIRSTFLIGHT, INC. AND SUBSIDIARIES
(FORMERLY FBO AIR, INC. AND SUBSIDIARIES)
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,181,870
Accounts receivable, net of allowance for
doubtful accounts of $57,722	5,083,524
Inventory	193,413
Prepaid expenses and other current assets	280,923
Total current assets	6,739,730

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $272,788	1,286,376

OTHER ASSETS
Deposits	26,500
Note receivable	150,000
Intangible assets - trade names	420,000
Other intangible assets, net of
accumulated amortization of $275,936	364,064
Goodwill	4,194,770
Total other assets	5,155,334
TOTAL ASSETS	$13,181,440

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,627,406
Customer deposits	398,785
Accrued expenses	532,988
Notes payable - current portion	203,823
Total current liabilities	6,763,002

LONG-TERM LIABILITIES
Notes payable - less current portion	393,805
Total liabilities	7,156,807

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	-
Common stock - $.001 par value; authorized 100,000,000;
36,583,793 issued and outstanding	36,584
Additional paid-in capital	18,398,977
Accumulated deficit	(12,410,928)
TOTAL STOCKHOLDERS' EQUITY	6,024,633

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,181,440

See notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
(FORMERLY FBO AIR, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2006	2005

REVENUE	$39,212,424	$13,805,562
COST OF REVENUES	32,719,490	11,247,405
GROSS PROFIT	6,492,934	2,558,157

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES (including $831,096 and $0
of stock based compensation, respectively)	8,868,277	4,044,479

OPERATING LOSS	(2,375,343)	(1,486,323)

OTHER INCOME (EXPENSE)
OTHER INCOME	157,500	—
INTEREST INCOME	31,188	38,117
INTEREST EXPENSE	(1,150,104)	(466,091)

TOTAL OTHER INCOME (EXPENSE)	(961,416)	(427,974)
NET LOSS	$(3,336,759)	$(1,914,297)

Deemed dividend to preferred stockholders:
Amortization of discount	(2,831,303)	(1,411,347)

Amortization of deferred financing costs	(1,437,194)	(481,146)

Preferred stock dividend	(171,260)	(254,123)
Net loss applicable to common stockholders	$(7,776,516)	$(4,060,913)

Basic and Diluted Net Loss Per
Common Share applicable to common stockholders	$(0.34)	$(0.42)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	22,661,039	9,751,563

See notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
(FORMERLY FBO AIR, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2006 and 2005

						Total
			Additional	Deferred		Stockholders'
	Common Stock		Paid-in	Financing	Accumulated	Equity
	Shares	Amount	Capital	Costs	Deficit	(Deficiency)
BALANCE - January 1, 2005	6,026,022	$6,026	$34,475	$-	$(573,499)	$(532,998)

Common stock issued in
connection with the conversion
of convertible notes	4,018,376	4,018	395,982	-	-	400,000
Beneficial conversion feature
discounts recorded in connection
with the redeemable convertible
preferred stock and senior notes	-	-	6,857,298	-	-	6,857,298
Deferred financing costs incurred in
connection with the issuance of
redeemable convertible preferred
Stock and warrants	-	-	-	(1,918,340)		(1,918,340)
Common stock issued in connection
with the purchase of Airborne	2,333,334	2,333	627,667	-	-	630,000
Warrants issued in connection with
the term loan for the acquisition
of Airborne	-	-	33,033	-	-	33,033
Common stock issued in connection
with the exercise of warrants	21,413	21	12,826	-	-	12,847
Common stock issued in connection
with the conversion of redeemable
convertible preferred stock	1,516,667	1,517	460,149	-	-	461,666
Deemed dividend to preferred
Stockholders - accretion of discount	-	-	-	-	(1,411,347)	(1,411,347)
Amortization of deferred
financing costs	-	-	-	481,146	(481,146)	-
Dividends on redeemable convertible
preferred stock	-	-	-	-	(254,123)	(254,123)
Net loss	-	-	-	-	(1,914,297)	(1,914,297)
BALANCE - December 31, 2005	13,915,812	$13,915	$8,421,430	$(1,437,194)	$(4,634,412)	$2,363,739

Common stock issued in
connection with the cashless
exercise of stock options	207,435	207	(207)	-	-	-
Common stock issued
in connection with the
settlement of obligation	25,000	25	18,725	-	-	18,750
Common stock issued in connection
with the settlement of litigation	57,598	58	(58)	-	-	-
Amortization of stock based
compensation	-	-	801,721	-	-	801,721
Amortization of deferred
financing costs	-	-	-	1,437,194	(1,437,194)	-
Deemed dividend to preferred
shareholders - accretion of discount	-	-	-	-	(2,831,303)	(2,831,303)
Dividends on redeemable
convertible preferred stock	-	-	-	-	(171,260)	(171,260)
Common stock issued in
connection with conversion of
convertible preferred stock	12,583,336	12,584	3,716,780	-	-	3,729,364
Common stock issued in connection
with private placement	8,376,675	8,377	5,016,623	-	-	5,025,000
Common stock issued for payment
of accrued dividends on
convertible preferred stock	1,417,937	1,418	423,963	-	-	425,381
Net loss	-	-	-	-	(3,336,759)	(3,336,759)
BALANCE - December 31, 2006	36,583,793	$36,584	$18,398,977	$-	$(12,410,928)	$6,024,633

See notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
(FORMERLY FBO AIR, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,336,759)	$(1,914,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	406,471	145,053
Amortization of debt discount	951,849	320,668
Provision for doubtful accounts	20,546	2,670
Amortization of option on lease of real estate	-	600
Stock based compensation	801,721	-
Issuance of redeemable common stock	29,375	-
Changes in operating assets and liabilities:
Accounts receivable	(1,682,615)	(224,618)
Inventory	(2,159)	(3,680)
Prepaid expenses and other current assets	(59,328)	(132,616)
Due from stockholder	-	15,510
Deposits	-	(25,000)
Accounts payable	1,425,875	(181,820)
Customer deposits	(52,021)	332,388
Accrued interest and dividends	(117,990)	117,988
Accrued expenses	(272,759)	592,587
TOTAL ADJUSTMENTS	1,448,965	959,730

NET CASH USED IN OPERATING ACTIVITIES	(1,887,794)	(954,567)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of note receivable	-	(350,000)
Repayment of note receivable	200,000	-
Purchase of fixed assets	(207,554)	(87,652)
Acquisition of Airborne	-	(1,400,000)
Acquisition of FBOs, less cash acquired of $167,329	-	(2,554,816)
NET CASH USED IN INVESTING ACTIVITIES	(7,554)	(4,392,468)

See notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
(FORMERLY FBO AIR, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS
OF CASH FLOWS, CONTINUED

	For the Year Ended December 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of convertible notes	-	20,000
Repayment of notes	(327,456)	(100,219)
Proceeds from term loan	45,548	-
Repayment of term loan	(1,500,000)	-
Repayment of senior notes	(1,496,324)	-
Proceeds from private placement	5,025,000	-
Deferred financing costs	-	(508,234)
Proceeds from exercise of warrants	-	12,847
Proceeds from the issuance of term loan	-	1,500,000
Proceeds from the private placement	-	4,488,974
Proceeds from the Co-Investment	-	1,250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,746,768	6,663,368

NET CHANGE IN CASH AND CASH EQUIVALENTS	(148,580)	1,316,333

CASH AND CASH EQUIVALENTS - Beginning	1,330,450	14,117
CASH AND CASH EQUIVALENTS - Ending	$1,181,870	$1,330,450

FIRSTFLIGHT, INC. AND SUBSIDIARIES
(FORMERLY FBO AIR, INC. AND SUBSIDIARIES)
CONSOLIDATED STATEMENTS
OF CASH FLOWS, CONTINUED

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$328,931		$3,000
Income taxes	$8,160		$-

Non-cash investing and financing activities:
Common stock issued to settle obligation	$18,750		$-
Redeemable common stock issued in connection with the settlement of litigation	$29,375		$-
Cashless exercise of stock options	$207		$-
Redeemable convertible preferred stock converted to common stock	$3,729,364		$461,666
Convertible Notes converted to common stock	$-		$400,000
Purchase of equipment under capital lease	$110,896		$-
Common stock issued for dividends on redeemable convertible preferred stock	$425,381	$

Supplemental non-cash investing and financing activity:
Current assets acquired	$-		$3,640,721
Property and equipment acquired	-		1,153,063
Intangible assets acquired	-		1,060,000
Goodwill recognized on purchase business combinations	-		4,194,770
Deposits acquired	-		1,500
Current liabilities assumed with acquisitions	-		(4,554,280)
Notes payable - other - less current portion, assumed with acquisition	-		(733,629)
Non-cash consideration to seller	-		(640,000)
Less: Cash acquired	-		(167,329)
Cash paid to acquire businesses	$-		$3,954,816

See notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 1 - Nature of Operations

FBO Air was formed on January 17, 2003 (date of inception) as a proprietorship to acquire and operate fixed base operators. On January 2, 2004, FBO Air, Inc. was incorporated in the State of Arizona. On December 13, 2006, FBO Air, Inc. changed its name to FirstFlight, Inc. (“FirstFlight”). The business strategy of FirstFlight and its subsidiaries (collectively, the “Company”) is as an aviation services company with operations in the charter management, FBO operations, and aircraft maintenance segments of the private aviation industry. The Company utilized a merger/acquisition strategy to establish itself as an operating company.

Effective August 20, 2004, Shadows Bend Development, Inc. (“Shadows Bend”), a Nevada publicly-traded company with no active business, entered into a merger transaction with FBO Air, Inc., a privately-held Arizona corporation. Upon completion of the merger transaction, Shadows Bend changed its name to FBO Air, Inc. and the original FBO Air, Inc. stockholders owned 75% of the outstanding shares of the Common Stock of the surviving company. Accordingly, this transaction has been accounted for as a reverse merger with FirstFlight as the acquirer of Shadows Bend. The reverse merger was accounted for as a recapitalization of FirstFlight and the stockholders’ deficiency of FirstFlight was retroactively restated to its inception on January 17, 2003.

From its inception, the Company had been in the development stage and its efforts up to March 31, 2005 had been principally devoted to the organizational activities of raising capital, recruiting and hiring of key personnel, and identifying and screening of potential acquisitions.

On March 31, 2005, FirstFlight formed FBO Air-Wilkes-Barre (“FBO Wilkes-Barre”), a wholly-owned subsidiary, and then acquired the common stock of Tech Aviation Service, Inc. (“Tech”), a fixed base operator in Avoca, Pennsylvania.

On March 31, 2005, FirstFlight formed FBO Air-Garden City (“FBO Garden City”), a wholly-owned subsidiary of FirstFlight, and then acquired certain operating assets of Central Plains Aviation, Inc., (“CPA”) a fixed base operator located in Garden City, Kansas.

Accordingly, since March 31, 2005, the Company is no longer considered a development stage entity.

On September 23, 2005, FirstFlight acquired the common stock of Airborne, Inc. (“Airborne”), a charter and aircraft management company, located in Elmira, New York.

On October 20, 2005, FirstFlight formed Tech Aviation Flight School, Inc. (“TAFS”), a wholly-owned subsidiary of FBO Wilkes-Barre. TAFS operates in connection with the fixed base operation in Avoca, Pennsylvania and is an FAA accredited flight school.

On March 16, 2006, FirstFlight formed Margeson & Associates, Inc. (“Margeson”), a wholly-owned subsidiary of FirstFlight. Margeson, an insurance agency, offers property, casualty and liability insurance primarily to the general aircraft industry.

During March 2006, the Company completed its consolidation of certain activities under a single Federal Aviation Administration (“FAA”) Part 135 Certificate. In connection with the consolidation, on April 11, 2006, the Company sold Tech, whose sole asset immediately prior to the sale consisted of Tech’s FAA Part 135 Certificate, and recognized other income of approximately $157,000.

NOTE 2 - Management’s Plan of Operation

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

As of December 31, 2006, the Company had cash and cash equivalents of approximately $1,182,000 and had a working capital deficit of approximately $23,000. The Company generated revenues of approximately $39,200,000 for the year ended December 31, 2006. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of approximately $5,929,000 and $12,515,000, respectively for the period January 17, 2003 (date of inception) through December 31, 2006. For the year ended December 31, 2006, net cash used in operating activities was approximately $1,888,000 and net cash used in investing activities was approximately $8,000.

The Company has taken steps to reduce the level of expenditures for corporate operations by severing ties with two executives. These executives represented costs in 2006 of approximately $900,000, including severance and separation fees, and stock-based compensation. Additionally, the Company settled litigation in 2006 that, including legal and settlement related costs, represented approximately $150,000. The Company has also re-negotiated favorable terms with certain vendors that management believes will represent a savings of almost $400,000 versus levels of historical spending, in part driven by the hiring of a chief financial officer and the corresponding elimination of an outside accounting consultant.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. Although the Company believes that it has sufficient liquidity to sustain its existing business through December 31, 2007, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of FirstFlight and its wholly-owned subsidiaries, FBO Wilkes-Barre, FBO Garden City, Airborne, Margeson and TAFS. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

Cash: The Company maintains its cash with various financial institutions, which exceed federally insured limits throughout the period. At December 31, 2006, the Company had cash on deposit of approximately $1,722,000 in excess of federally insured limits.

Accounts Receivable

The Company’s extends credit to large and mid-size companies for flight related services. The Company has concentrations of credit risk in that 52% of the balance of accounts receivable at December 31, 2006 is made up of only ten customers. At December 31, 2006, accounts receivable from the two largest accounts amounted to approximately $505,000 (9.9%) and $426,000 (8.4%), respectively. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectibility and the allowance for doubtful accounts is adjusted accordingly. Management determines collectibility based on their experience and knowledge of the customers.

Deferred Financing Costs

Costs incurred on March 31, 2005, April 8, 2005 and April 15, 2005 to issue the convertible preferred stock and the warrants were capitalized and were charged to equity as deferred financing costs. Such costs were being amortized as deemed dividends to preferred stockholders over a three year period. In 2006, the remaining balance was fully amortized as a result of the conversion of the Preferred Stock to Common Stock.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

Inventory

Inventory consists primarily of maintenance parts and aviation fuel and is stated at the lower of cost or market determined by the first-in, first out method.

Business Combinations

In accordance with business combination accounting, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The Company engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired and liabilities assumed. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

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

Goodwill and Intangible Assets

The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations” (“FAS 141”) and FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company has recorded goodwill in connection with the Company's acquisitions described in Note 4 amounting to $4,194,770. The Company has determined that no impairment charge is necessary at December 31, 2006. Intangible assets continue to be amortized over their estimated useful lives.

Revenue Recognition

Revenue for the sales of products is recognized at the time products are delivered to customers. Revenue for services is recognized at the time the services are performed and provided to customers. Revenue related to charter services is recognized when a particulare charter trip is completed. Revenue related to insurance activity is recognized at the point that the client is afforded protection under the policy, the premium was due, reasonably estimated and billable. The full commission revenue is recognized along with an historically driven reserve for the potential cancellation of the policy. The sources of revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectibility is probable.

Customer Deposits

Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the year ended December 31, 2006 and 2005 was approximately $142,000 and $44,000, respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Under FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to utilize its net operating loss (“NOL”) carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments, including accounts payable and accrued liabilities, approximate their fair value due to their short maturities. The carrying amounts of debt approximate fair value because the debt agreements provide for interest rates that approximate market.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of the Common Stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants and convertible preferred stock, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The total shares issuable upon the exercise of stock options, warrants and convertible preferred stock as of December 31, 2006 and 2005 was 13,427,121 and 19,926,401, respectively.

Stock Based Compensation

The Company had stock-based compensation expense in the amount of $801,721 for the year ended December 31, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 ("APB 25"). Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term. Prior to January 1, 2006, no stock-based compensation expense relating to the Company’s stock options was reflected in net loss, as all options granted had an exercise price equal to or greater than the market value of the underlying Common Stock on the respective dates of grant. Prior to January 1, 2006, the Company provided pro-forma disclosure amounts in accordance with FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("FAS 148"), as if the fair value method defined by FAS No. 123, “Accounting for Stock-Based Compensation” ("FAS 123") had been applied to its stock-based compensation.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method. Under this transition method, stock-based compensation expense for the year ended December 31, 2006 included compensation expense for stock-based compensation awards granted prior to, but not yet fully vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123.  Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the original provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.

As a result of adopting FAS 123R, the impact to the consolidated financial statements for the year ended December 31, 2006 on net loss was $801,721, rather than zero if the Company had continued to account for stock-based compensation under APB 25. Included in stock-based compensation expense for 2006 was approximately $328,000 to expense the remaining unamortized fair value of options related to the termination of employment agreements with two executives (see Note 18). The impact of the adoption of FAS123R on both basic and diluted net loss per share for the year ended December 31, 2006 was $0.04 per share. As of December 31, 2006, the unamortized fair value of the options totaled $375,992 all of which relate to options granted in 2006 and 2005. The unamortized portion will be expensed over a weighted average period of approximately two years.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of FAS 123 and the Emerging Issues Task Force (“EITF”) Issue No.  96-18,  “Accounting  for  Equity  Instruments  That Are Issued to Other Than  Employees  for  Acquiring,  or In  Conjunction  with Selling,  Goods or Services” (“EITF 96-18”) which require that such equity instruments are recorded at their fair value on the measurement date, which date is typically upon the inception of the services that will be performed.  For the year ended December 31, 2006, stock based compensation expense for non-employees related to 57,598 shares of the Common Stock issued in connection with the settlement of litigation was $29,375 and was accounted for under EITF 96-18.

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

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

The fair value of each share-based payment awards was estimated using the Black-Scholes option pricing model with the following weighted average fair values as follows:

	For the Year Ended December 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	249%	55%
Risk-free interest rate	4.8%	4.1%
Expected life in years	4.8 years	5.0 years

The proforma table below reflects net loss and net loss and basic an diluted net loss per share for the year ended December 31, 2005 had the Company applied the fair value recognition provisions of FAS 123, as follows:

Net loss applicable to common stockholders, as reported	$(4,060,913)
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	(157,466)
Pro-forma net loss	$(4,218,379)
Net loss per share applicable to common stockholders - basic and diluted:
As reported	$(0.43)
Pro forma	$(0.43)

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform with the presentation of the current period financial statements. These classifications have no effect on the previously reported loss.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.   This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is in the process of determining the effect, if any, the adoption of this FSP will have on its consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19 , “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,”. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company is currently evaluating the impact of the adoption of EITF 06-6 on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations or cash flows.

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

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective in fiscal years ending on or after November 15, 2006. Adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. The Company is in the process of evaluating the impact of the application of the Interpretation to its consolidated financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. The Company does not expect the adoption of EITF 06-3 to have a material effect on its consolidated financial statements.

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

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 4 - Acquisitions

Acquisition of Tech Aviation Service, Inc.

On March 31, 2005, a subsidiary of FirstFlight purchased 100% of the outstanding shares of Tech Aviation Service, Inc. (“Tech”), a fixed base operator conducting business in the Northeast. Under the terms of the acquisition agreement, FirstFlight paid cash at closing of approximately $2,256,000, applied a deposit of $10,000 and issued notes payable to the Tech stockholders with a face value aggregating $500,000. The notes bear no stated interest. The notes were discounted at a market interest rate of 5% per annum and recorded at the net discounted value of $432,948. These notes are to be repaid with five annual payments aggregating $100,000 annually, which began on March 31, 2006.

All assets and liabilities of Tech have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $1,958,000. Identifiable intangible assets included trade names and customer relationships of $100,000 and $20,000, respectively. Trade names have an indefinite life. Customer relationships are being amortized over an estimated useful life of three years.

The following table details the allocation of the purchase price:

Fair Value
Cash	$167,329
Accounts receivable	237,117
Inventory	99,752
Prepaid expenses	52,331
Equipment	579,785
Intangible assets - trade names	100,000
Intangible assets - customer relationships	20,000
Goodwill	1,838,284
Accounts payable and accrued expenses	(334,776)
Long term debt	(60,681)
Total	$2,699,141

A subsidiary of FirstFlight purchased Tech on March 31, 2005. Therefore, the results of Tech from April 1, 2005 through December 31, 2005 are reflected in the Company’s results for the year ended December 31, 2005.

Acquisition of Central Plains Aviation, Inc.

On March 31, 2005, a subsidiary of FirstFlight purchased certain assets of Central Plains Aviation, Inc. (“CPA”), a fixed base operator conducting business in Kansas. Under the terms of the acquisition agreement, FirstFlight paid cash at closing of $466,000 and issued a note payable to the CPA shareholder for $240,000. This note matured in September 2006, bore an interest rate of 5% per annum, and was payable in six quarterly installments of approximately $42,000 each, which began on June 30, 2005.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

The CPA assets have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $560,000. Identifiable intangible assets included customer relationships of $30,000. Customer relationships are being amortized over an estimated useful life of three years.

The following table details the allocation of the purchase price:

Fair Value
Inventory	$30,952
Equipment	115,000
Intangible assets - customer relationships	30,000
Goodwill	530,000

Total	$705,952

A subsidiary of FirstFlight purchased certain assets of the former CPA on March 31, 2005. Accordingly, the results of CPA from April 1, 2005 through December 31, 2005 are reflected in the Company’s results for the year ended December 31, 2005.

Acquisition of Airborne, Inc.

On September 23, 2005, FirstFlight purchased 100% of the outstanding common shares of Airborne, Inc. (“Airborne”), a charter management company conducting business in the Northeast. Under the terms of the acquisition agreement, FirstFlight paid cash of $1,400,000 and issued 2,333,334 shares of the Common Stock valued at $630,000 at closing aggregating $2,030,000. The acquisition was funded by proceeds received from the issue of a term note, aggregating $1,500,000, payable to a related party (See Note 10).

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

The three acquisitions discussed above resulted in goodwill of $4,194,770. During the year ended December 31, 2006, the Company segregated its operations into three segments and allocated $3,460,689; $479,553; and $254,528 to the charter, FBO and maintenance segments, respectively.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006
Pro forma

The following table presents the unaudited pro forma combined results of operations of FirstFlight, Tech, CPA, and Airborne for the year ended December 31, 2005, as if the three entities had been acquired at January 1, 2005:

Revenues:
Net sales	$25,021,806

Net loss applicable to common stockholders	$(3,960,441)

Basic and diluted net loss per common share	$(0.32)
Weighted average of common shares outstanding - basic and diluted	12,442,828

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisitions had been completed as of January 1, 2005, nor are they necessarily indicative of future consolidated results.

NOTE 5 - Inventory

Inventory consists primarily of maintenance parts and aviation fuel, which the Company dispenses to its customers. Inventory amounted to $193,413 as of December 31, 2006.

NOTE 6 - Property and Equipment

Property and equipment as of December 31, 2006 consisted of the following:

		Estimated Useful Life
Aircraft	$679,785	7 - 12 years
Vehicles	157,100	5 - 7 years
Office furniture and equipment	271,644	3 -7 years
Tools and shop equipment	291,739	5 - 10 years
Leasehold improvements	158,896	7 - 17 years
Total	$1,559,164
Less: accumulated depreciation and amortization	(272,788)
Property and equipment, net	$1,286,376

Depreciation and amortization expense for the year ended December 31, 2006 and 2005 was approximately $184,000 and $89,000, respectively.

NOTE 7 - Note Receivable

On May 26, 2005, the Company loaned $350,000 as a note receivable to a fixed base operator (“FBO”) which was a potential acquisition target of the Company ("the Maker").  The note bore interest at 10% per annum and such interest was only to be paid quarterly, starting upon the three-month anniversary of the secured note.  The note could be prepaid at any time. The Company was granted a security interest in all tangible property, goods and accounts of the Maker. Further, the Company had been granted an option to purchase the FBO owned by Maker, such option to expire one year from date of grant of option.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

On February 1, 2006, the Company declined to pursue the acquisition and negotiated revised repayment terms, whereupon the Company released its security interest in the tangible property, goods and accounts and the Maker made a $200,000 cash payment with the balance of the principal, $150,000, plus unpaid interest and certain legal fees of approximately $24,000, with an annual interest at a rate of six percent (6%) to be paid quarterly and the principal balance due upon maturity in January 2008. The owner of Maker has provided a personal guarantee of the payment of the remaining obligation under the note receivable.

NOTE 8 - Intangible Assets

Intangible assets consist exclusively of amounts related to the acquisitions of Tech, CPA and Airborne.

The estimated remaining amortization of amortizable intangible assets for the two years ending December 31, 2008 is as follows:

For the years ending December 31,	Total	Non-Compete Agreements	Customer Relationships
2007	$214,000	$94,000	$120,000
2008	150,000	68,000	82,000
Total	$364,000	$162,000	$202,000

During the year ending December 31, 2006 and 2005, the Company recorded amortization expense related to the acquired amortizable intangibles of approximately $222,000 and $54,000, respectively.

The weighted average amortization period for amortizable intangibles is 3.0 years and has no residual value.

NOTE 9 - Notes Payable

Notes payable at December 31, 2006 consisted of:	Outstanding Balance at
Notes payable to:	December 31, 2006
Wilkes-Barre/Scranton International Airport, unsecured, matures September 2007	$60,681
Banks - Airborne, secured by related equipment, montly payment of $3,176, interest at 7%, matures August 2007	22,310
Sellers - Tech, secured by assets of Tech and guaranteed by FirstFlight, annual payments of $100,000, which includes imputed interest of 5%, matures March 2010	367,892
County of Chemung - Airborne, unsecured, approximately 215 montly payments based on fuel usage with imputed interest of 6%, matures approximately 2023	44,098
Capital leases, secured by related equipment, montly payments ranging from $750 to $1,525, interest rates ranging from 8% to 8.75%, various maturity dates through November 2011	102,647
Subtotal	597,628

Less: current portion	(203,823)

Total - long term	$393,805

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

Aggregate annual maturities of long-term debt are as follows:

For the years ending December 31	Total Amount	Acquisition Notes	Other
2007	$203,823	$100,000	$103,823
2008	117,867	95,238	22,629
2009	113,994	90,703	23,291
2010	108,538	81,951	26,587
2011	18,020	-	18,020
Thereafter	35,386	-	35,386
Total	$597,628	$367,892	$229,736
Less-current portion	(203,823)
Long-term portion	$393,805

NOTE 10 - Term Loan Payable - Related Party

The acquisition of Airborne was funded by a term note payable from a related party (see Note 19) with a face value of $1,500,000 which was to mature on March 22, 2006 and bore interest at 4.25% per annum through the initial maturity date. FirstFlight elected to exercise the option to extend the maturity date to September 23, 2006, whereupon the promissory note bore interest at 9.25% per annum for the duration of the extended period. Airborne granted the holder a security interest in its accounts receivable, all of its deposit accounts, all monies then and thereafter in the possession or under the control of Airborne or FirstFlight and all products and proceeds of the foregoing personal property. FirstFlight’s Chairman of the Board and an entity owned by one of FirstFlight’s other directors are the members of the holder’s entity. In September 2006, FirstFlight, using part of the proceeds from its then just closed private placement (see Note 14), prepaid the note and the security interest terminated.

In conjunction with the issuance of the term note, FirstFlight also issued a five-year warrant to purchase a total of 1,200,000 shares of the Common Stock at an exercise price of $0.60 per share. The Company allocated $35,000 of the aggregate proceeds from the term note to the warrant as an original issuance discount, which represented the relative fair value of the warrant at the date of issuance, and amortized the discount to interest expense over the life of the term note. The amount amortized to interest expense for the years ended December 31, 2006 and 2005 was approximately $15,000 and $20,000, respectively.

NOTE 11 - Capital Lease Obligations

The Company’s property under capital leases, at December 31, 2006, which is included in property and equipment, is summarized as follows:

Vehicles	$37,000
Office Furniture and Equipment	73,896
Subtotal	110,896
Less: accumulated depreciation	(4,845)
Total	$106,051

The Company’s capital leases require monthly payments ranging from $750 to $1,525 reflecting an effective interest rates of between 8% and 8.75% per annum, expiring in various years through November 2011.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

Future minimum lease payments for the capital lease obligations at December 31, 2006 for the next five (5) years and in the aggregate are as follows:

For the Twelve Months Ending December 31	Amount
2007	$27,300
2008	27,300
2009	27,300
2010	27,300
2011	16,775
125,975
Less: amount representing interest	(23,328)

Present value of future minimum lease payments	102,647
Less: current maturities	(19,291)
Total	$83,356

Depreciation of assets held under capital leases in the approximate amount of $4,800 and $0 is included in depreciation expense for the year ended December 31, 2006 and 2005, respectively.

NOTE 12 - Income Taxes

As of December 31, 2006, the Company had federal and state net operating loss carryforwards of approximately $2,800,000 expiring in various years through 2026, portions of which may be used to offset future taxable income, if any. The Company has deferred tax assets arising from such operating losses for which a full valuation allowance has been established because it is more likely than not that the deferred tax assets will not be realized in future periods. In addition, Shadows Bend had approximately $8,000,000 of net operating losses available prior to the reverse merger with FirstFlight. Under current tax law the Company believes that it will not be able to utilize these losses and, accordingly, a full valuation allowance has been established because it is more likely than not that the deferred tax assets will not be realized in future periods.

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

The Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
Deferred tax assets:	2006	2005
Operating loss carryforwards	$1,092,324	$628,419
Stock based compensation	312,456	—
Allowance for doubtful accounts	22,512	86,556
Deferred start up costs	106,265	106,265
Property and equipment	—	9,144
Intangible assets	67,234	8,058
Accrued expenses	252,660	—
Non deductible vacation accruals	—	26,624

Total deferred tax assets	1,853,451	865,066

Deferred tax liabilities:
Goodwill	(24,115)	(10,335)
Property and Equipment	(98,278)	—
Total deferred tax liabilities	(122,393)	(10,335)

Deferred tax assets - net of deferred tax liabilities	1,731,058	854,731

Valuation Allowance	(1,731,058)	(854,731)
Deferred tax assets - net of valuation allowance	$—	$—

Change in valuation allowance	$(876,327)	$(751,834)

The Company has recorded a full valuation allowance against its deferred tax assets since management believes that based upon currently available objective evidence it is more likely than not that the deferred tax asset will not be realized. The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2006	2005
Tax benefit at statutory rate	(34.0)%	(34.0)%
State income taxes	(5.0)%	(6.0)%
Adjustment to change in valuation allowance	39.0%	40.0%
Effective income tax rate	-	-

NOTE 13 - Senior Secured Notes

In connection with a private placement closed on March 31, April 8 and April 15, 2005, FirstFlight issued Senior Secured Notes aggregating approximately $1,496,000 due March 31, 2008 or April 8, 2008 (the ”Senior Secured Notes”).

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

On September 1, 2006, FirstFlight closed a private placement and sold 50.25 units at $100,000 per unit (see Note 14). The Company utilized approximately $1,496,000 and $236,000 of this amount to prepay the Senior Secured Notes and accrued interest, respectively, in full.

NOTE 14 - Stockholders’ Equity

Common Stock

In April 2004, FBO Air entered into a convertible note agreement with a group of investors (the "Investors") to purchase five-year, 8% convertible notes in the aggregate principal amount of $400,000. On March 31, 2005, the Investors converted the entire $400,000 in convertible notes, plus accrued interest, into 4,018,376 shares of the Common Stock.

On September 23, 2005, FirstFlight issued 2,333,334 shares of the Common Stock at $0.27 per share with a total value of $630,000 in connection with the purchase of Airborne.

During November and December 2005, FirstFlight received cash of $12,847 upon the exercise of warrants to purchase 21,413 shares of the Common Stock.

During October and December 2005, holders of 92 shares of the Series A Convertible Preferred Stock converted their shares and were issued 1,516,667 shares of the Common Stock.

On January 5, 2006, FirstFlight issued 25,000 shares of the Common Stock valued at $18,750 in connection with the settlement of certain accrued expenses.

During January and March 2006, FirstFlight issued an aggregate of 207,435 shares of the Common Stock to directors and a former director in connection with the cashless exercises of stock options to purchase an aggregate of 375,000 shares.

On May 31, 2006, FirstFlight issued 57,598 shares of the Common Stock valued at $29,375 in connection with the settlement of litigation.

On various dates between January 18, 2006 and July 19, 2006, holders of 140 shares of the Series A Convertible Preferred Stock converted their shares and were issued 2,333,334 shares of the Common Stock.

On September 1, 2006, FirstFlight closed a private placement (“the Offering”) and sold 50.25 units (the “Units”) at $100,000 per unit. Each Unit consisted of 166,700 shares of the Common Stock, and a warrant expiring August 31, 2011 to purchase 100,000 shares of the Common Stock at an initial exercise price of $1.00 per share. FirstFlight realized gross proceeds of $5,025,000 from the Offering and, in connection therewith, issued 8,376,675 shares of the Common Stock. Officers and/or directors of the Company participated in the Offering and were collectively issued 5,001,000 shares of the Common Stock and warrants to purchase 3,000,000 shares of the Common Stock in return for a collective investment of $3,000,000. The terms of the warrant agreement provide certain anti-dilution protections and provide for certain adjustments to protect the holder upon the future issuance of certain securities at a price less than the current warrant exercise price in effect, as provided for in the agreement. FirstFlight was obligated to file within 90 days of the closing a registration statement in regard to the 8,376,675 shares of Common Stock and the 5,025,000 shares underlying the warrants issued in the Offering. FirstFlight filed the registration statement within the required time frame and the registration statement was declared effective on January 4, 2007. FirstFlight is obligated to use its best efforts to keep the registration statement effective until the earlier date (i) when all securities have been sold or (ii) when all securities may be sold pursuant to the exemption of Rule 144(k) under the Securities Act. If, for any reason or no reason, the holders of the securities in the Offering are not permitted to resell their registrable securities, then FirstFlight shall pay to the holder, for each 30-day period until the holders may sell all of their shares of the Common Stock thereunder an amount in cash equal to one (1%) percent of the aggregate purchase price paid by the holder for the Unit(s) purchased in the Offering.

The September 1, 2006 private placement constituted a Qualified Follow-On Offering under the terms of the Series A Convertible Preferred Stock and, as a result, was a mandatory conversion event. As a result, the then remaining 615 shares of the Series A Convertible Preferred Stock outstanding were automatically converted into 10,250,002 shares of the Common Stock. The 1,000 shares which previous to this date were authorized for the Series A Convertible Preferred Stock were deemed to be cancelled and the 846 shares issued were permanently retired from authorized shares. The 154 shares of the Series A Convertible Preferred Stock which were never issued were restored to the status of authorized but not issued shares of the Preferred Stock not allocated to any series.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

Preferred Stock

During February 2005, FirstFlight authorized the issuance of 1,000 shares of mandatorily redeemable convertible preferred stock, (“Series A Convertible Preferred Stock”), each share having a Stated Value (“Stated Value”) of $5,000. These shares provided for cumulative dividends at the annual rate of 8%, payable quarterly, and matured three years from the date of issue. The cumulative dividend, at the option of FirstFlight, could have been paid either in cash or by the issuance of additional shares of the Series A Convertible Preferred Stock.

The holders of the Series A Convertible Preferred Stock and the holders of the shares of the Common Stock were to vote as a single class, with the holders of the Series A Convertible Preferred Stock having the number of votes based upon the formula for the conversion to shares of the Common Stock, as provided below. The holders of the Series A Convertible Preferred Stock had the right to elect one director to FirstFlight’s Board of Directors or to have had one observer at Board meetings.

The Series A Convertible Preferred Stock was convertible into shares of the Common Stock as defined below. The shares were to automatically convert upon FirstFlight’s realization of gross proceeds exceeding $5,000,000 from the sale of equity securities (a “Qualified Follow-On Offering”), separate and apart from the March and April 2005 Private Offering, or at such time as the traded price of the Common Stock exceeded 2.5 times the Initial Conversion Price (“Conversion Price”) for a period of 20 consecutive trading days and during such period the trading volume each day had exceeded 200,000 shares. For either automatic conversion to occur, the common shares underlying the preferred shares had to be registered. At the option of the holder, the shares, in whole or in part, could have been converted at any time.

Subject to certain adjustments, as provided in the Certificate of Designations, the Conversion Price was $0.30 per share. Each share of the Series A Convertible Preferred Stock was convertible into that number of shares of the Common Stock determined by dividing the Stated Value of each share of the Series A Convertible Preferred Stock by the Conversion Price. In the case of a mandatory conversion on account of a Qualified Follow-On Offering, then at the option of the holder, the shares could have been converted at (a) the Conversion Price, or (b) at the same price that such securities were being sold in such Qualified Follow-On Offering, with the holder, in this case, also receiving a premium of an additional 10% in the number of such shares. Under certain conditions whereupon FirstFlight sold shares of the Common Stock at a price below the Conversion Price, then the Conversion Price was to be reduced, as provided for in the Certificate of Designations.

On the third anniversary of the original date of issue of the Series A Convertible Preferred Stock, FirstFlight was to redeem for cash all remaining outstanding shares at a redemption price equal to the aggregate Stated Value, plus all accrued and unpaid dividends.

In the event of a liquidation of the Company, the holders of the Series A Convertible Preferred Stock then outstanding would have been entitled to receive 115% of the stated value of each share, plus any accrued and unpaid dividends.

In connection with the issuance of the Series A Convertible Preferred Stock issuance FirstFlight entered into a registration rights agreement.  Under the terms of this registration rights agreement, FirstFlight was to file a Registration Statement with the Securities and Exchange Commission no later than sixty days from the Closing Date and use its best efforts to ensure that this Registration Statement would be declared effective within 120 days from the Closing Date.  In the event that the registration statement was not declared effective or FirstFlight failed to maintain an effective registration, FirstFlight was to have paid a cash amount equal to 1% per month of the original investment.  Pursuant to EITF 05-4, the registration rights agreement has all the characteristics of a derivative and, therefore should be accounted for as a liability. However due to the registration statement becoming effective on August 5, 2005 and other relevant factors, the value of the registration rights was deemed to be de minimus and therefore no liability was recorded in the consolidated financial statements.

Beneficial Conversion Feature

Under the terms of the Series A Convertible Preferred Stock, the holders could have converted these securities into the Common Stock of the Company at a fixed price of $0.30, subject to certain anti-dilutive adjustments. At March 31, 2005, the date of issuance, this fixed conversion price represented a discount to the market value of the Common Stock, which was a quoted price of $1.75 per share. This difference in price was considered a benefit of the conversion feature in the security. This benefit was calculated and its value exceeded the face amount of the issued Series A Convertible Preferred Stock. FirstFlight was required to record the value of this beneficial conversion feature, but at an amount not greater than the face amount of the related Series A Convertible Preferred Stock. Accordingly, the Company recorded this beneficial conversion feature discount of approximately $4,243,000 as a reduction to the Series A Convertible Preferred Stock and as a credit to additional paid in capital. The beneficial conversion feature discount to the Series A Convertible Preferred Stock was to be accreted to its stated value over a three-year period and $1,065,625 in accretion of discount was recorded for the year ended December 31, 2005.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

During the year ended December 31, 2005, 92 shares of the Series A Convertible Preferred Stock were converted to 1,516,667 shares of the Common Stock, and unamortized discounts aggregating $345,722 associated with the converted shares were charged to accumulated deficit. Total accretion of discount for the year ended December 31, 2005 was $1,411,347 and was reflected as a deemed dividend to the preferred stockholders and amortization of deferred financing costs was $481,146.

As of December 31, 2006 and 2005, dividends of $171,260 and $254,123, respectively, had been accrued on the Series A Convertible Preferred Stock. No dividends were declared or paid on July 1, 2005 and September 1, 2005 because, on such dates, the total assets of the Company did not exceed the sum of its total liabilities and the liquidation preference on the Series A Convertible Preferred Stock. Under Nevada law, no dividends may be declared or paid under such circumstances, so the dividends were accrued.

On September 4, 2006, immediately after receiving proceeds from the Offering, FirstFlight’s equity position improved to the extent that FirstFlight was permitted under the laws of the State of Nevada to issue dividends on the Series A Convertible Preferred Stock for the period January 2, 2004 through September 3, 2006. Prior to the Offering, under Nevada law, FirstFlight did not meet the financial requirements to issue dividends. Accordingly, FirstFlight issued an aggregate of 1,417,937 shares of the Common Stock as accrued dividends, valued at $425,381, on September 4, 2006.

During the year ended December 31, 2006, deferred financing costs of $1,437,194 and accretion of discount of $2,831,303 were amortized as deemed dividends on the Series A Convertible Preferred Stock.

NOTE 15 – Stock Options

Effective April 1, 2005, the Board of Directors of FirstFlight granted options to purchase an aggregate of 750,000 shares of the Common Stock. An option expiring March 31, 2010 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, who is no longer with the Company but at that time was Vice Chairman of the Board and the Chief Operating Officer of FirstFlight; (ii) Jeffrey M. Trenk, who is no longer with the Company but at that time was a Vice Chairman of the Board and the Executive Vice President of Business Development of FirstFlight and (iii) Ronald J. Ricciardi, who is currently Vice Chairman of the Board of Directors but at that time was President and Chief Executive Officer of FirstFlight. These options were exercisable at $1.60 per share, the closing sales price on March 31, 2005, and vested immediately upon the grant date. Mr. Trenk and Mr. Ettinger had to exercise their options within three months of their respective dates of separation from the Company or the options would be forfeited. Mr. Trenk did not exercise his options as of January 31, 2007and Mr. Ettinger did not exercise his options as of March 31, 2007.

Effective September 23, 2005, the Board of Directors granted to John H. Dow, who is now President and Chief Executive Officer but at that time was employed in the office of Chief Executive of Airborne, an option expiring September 23, 2010 to purchase 250,000 shares of the Common Stock. The option was exercisable at $0.33 per share, the closing sales price on September 22, 2005, and vested immediately upon the grant date. Mr. Dow exercised this option on a cashless basis on January 11, 2006 and received 85,000 shares.

During December 2005, the Board of Directors approved the Stock Option Plan of 2005 (the “Plan”) and, during December 2006, the stockholders of the Company approved the Plan. The Plan is administered by FirstFlight’s compensation committee and provides for 7,500,000 shares of the Common Stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate. The Plan provides for the awards of incentive and non-statutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the Common Stock, as determined by the Committee, on the grant date. As of December 31, 2006 there are 5,965,000 options available under the Plan.

Effective December 13, 2005, four non-employee directors were granted options, under the Plan, expiring five years after date of grant to purchase, in the aggregate, 100,000 shares of the Common Stock. These options are exercisable at $0.64 and became exercisable on December 13, 2006. During the year ending December 31, 2006, the Company recognized $33,297 in expense relating to these options.

Effective April 1, 2006, the Board of Directors, based on the Compensation Committee recommendation, granted options under the Plan to purchase an aggregate of 750,000 shares of the Common Stock. An option expiring March 31, 2011 to purchase 250,000 shares of the Common Stock was granted to each of (i) Robert J. Ettinger, who is no longer with the Company but at that time was the Chief Operating Officer of FirstFlight, (ii) Jeffrey M. Trenk, who is no longer with the Company but at that time was Executive Vice President of Business Development of FirstFlight, and (iii) Ronald J. Ricciardi, who is currently Vice Chairman of the Board but at that time was the President and Chief Executive Officer of FirstFlight. These options are exercisable at $0.50 per share, the closing sales price on March 31, 2006, and became exercisable immediately upon the grant date. These options are valued at $373,086. Mr. Trenk and Mr. Ettinger did not exercise their options within 90 days of their respective dates of separation from the Company and therefore their options were forfeited (see Note 18). During the year ending December 31, 2006, the Company recognized $295,361 in expense relating to these options.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

Effective May 30, 2006, the Board of Directors, based on the Compensation Committee recommendation, granted options under the Plan to purchase an aggregate of 160,000 shares of the Common Stock to employees of the Company, expiring three years after the date of grant. These options are exercisable at $0.51 per share, the closing price at May 30, 2006, and options as to 60,000 shares became exercisable immediately upon the grant date and options as to 100,000 shares will become exercisable one year from the date of grant. This option is valued at $79,197. During the year ending December 31, 2006, the Company recognized $58,875 in expense relating to these options.

On August 25, 2006, the Compensation Committee granted an option under the Plan to purchase 25,000 shares of the Common Stock to Mark Margeson, President of Margeson & Associates, FirstFlight’s insurance broker subsidiary. This option is exercisable at $0.60 per share, has a five-year term, will become exercisable upon the one-year anniversary of the date of grant and is valued at $9,945. During the year ending December 31, 2006, the Company recognized $1,707 in expense relating to these options.

Effective September 15, 2006, the Compensation Committee granted an option under the Plan to purchase an aggregate of 250,000 shares of the Common Stock to Keith P. Bleier, Senior Vice President and Chief Financial Officer of the Company. This option is exercisable at $0.60 per share, has a five-year term and will become exercisable upon the first anniversary of the grant date. This option is valued at $87,024. During the year ending December 31, 2006, the Company recognized $8,461 in expense relating to these options.

Effective September 23, 2006, the Compensation Committee granted to John H. Dow, who is currently President and Chief Executive Officer but at the time was the President of the operating segments, an option under the Plan expiring September 23, 2011 to purchase 250,000 shares of the Common Stock. The option is exercisable at $0.40 per share, the closing sales price on September 22, 2006, and became exercisable immediately upon the grant date. This option is valued at $99,597. During the year ending December 31, 2006, the Company recognized $13,488 in expense relating to these options.

Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2005	150,000	$0.01
Granted (weighted average fair value
of $0.07 per share)	1,100,000	1.22
Exercised	—	—
Forfeited	—	—
Balance, December 31, 2005	1,250,000	$1.08
Granted (weighted average fair value
of $0.45 per share)	1,435,000	0.50
Exercised	(375,000)	0.22
Forfeited	—	—
Balance, December 31, 2006	2,310,000	$0.86

The options exercised aggregating 375,000 shares were exercised on a cashless basis and, in connection therewith, FirstFlight issued 207,435 shares of the Common Stock.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

A summary of FirstFlight’s stock options outstanding and exercisable at December 31, 2006 is presented in the table below:

	Option exercise price							Total	Aggregate Intrinsic Value
	$0.01	$0.40	$0.50	$0.51	$0.60	$0.64	$1.60
Outstanding	25,000	250,000	750,000	160,000	275,000	100,000	750,000	2,310,000	$7,750
Weighted average remaining contractual life of options outstanding (in years)	2.75	4.75	4.25	2.25	4.75	4.00	3.25
Exercisable	25,000	250,000	750,000	60,000	—	100,000	750,000	1,935,000	$7,750

FirstFlight has determined that shares of the Common Stock for future exercises shall be from authorized but unissued shares of stock.

A summary of non-exercisable options at December 31, 2006 is shown below:

	Non-Vested Shares	Fair Value
Non-exercisable at January 1, 2006	100,000	$0.34
Granted	1,435,000	0.45
Became exercisable	(1,160,000)	0.46
Forfeited	—	—
Non-exercisable at December 31, 2006	375,000	$0.39

NOTE 16 - Warrants

On March 31, April 8 and April 15, 2005, FirstFlight issued warrants to purchase shares of the Common Stock aggregating approximately 3,617,000 to investors and 1,296,000 to the placement agent. Each warrant, which vested immediately, provides a five-year right to purchase a share of the Common Stock at the initial exercise price (the “Warrant Exercise Price”) of $0.60 per share, with such price and the number of shares to be adjusted in the event of stock splits and certain other events, as provided in the agreement, and upon the sale by FirstFlight of additional equity securities at a price below the Warrant Exercise Price. At the option of FirstFlight, the warrants may be redeemed at any time, in whole, but not in part, at a price of $0.01 per share provided that: (a) there is an effective registration statement covering the resale of the warrant shares; (b) the volume weighted average closing price of the Common Stock for the prior 20 trading days is not less than 250% of the Warrant Exercise Price; and (c) the average daily trading volume of the Common Stock is not less than 200,000 shares per day during such 20-day trading period.

On September 23, 2005, FirstFlight issued a warrant to purchase shares of the Common Stock totaling 1,200,000 to a lender in conjunction with the issuance of a term note. The warrant, which vested immediately, was issued to an entity owned by FirstFlight’s chairman and an affiliate of another director. The warrant provides a five-year right to purchase a share of the Common Stock at the initial exercise price (the “Warrant Exercise Price”) of $0.60 per share, with such price and the number of shares to be adjusted in the event of stock splits and certain other events, as provided in the agreement, and upon the sale of additional equity securities at a price below the Warrant Exercise Price. At the option of FirstFlight, the warrant may be redeemed at any time, in whole, but not in part, at a price of $0.01 per share provided that: (a) there is an effective registration statement covering the resale of the warrant shares; (b) the volume weighted average closing price of the Common Stock for the prior 20 trading days is not less than 250% of the Warrant Exercise Price; and (c) the average daily trading volume of the Common Stock is not less than 200,000 shares per day during such 20-day trading period.

On September 1, 2006, FirstFlight consummated a $5.025 million private offering sold in Units of $100,000. Each Unit consisted of 166,700 shares of the Common Stock, and a warrant expiring August 21, 2011 to purchase 100,000 shares of the Common Stock, at an initial exercise price of $1.00 per share.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

A summary of the status of FirstFlight’s warrants and the changes during the years then ended December 31, 2006 and 2005 is presented in the table below:

	Number of Warrants	Weighted Average Exercise Price
Balance, January 1, 2005	-	$-
Granted	6,113,534.60
Exercised	(21,413)	.60
Forfeited	-	-

Balance, December 31, 2005	6,092,121	$.60
Granted	5,025,000	1.00
Exercised	-	-
Forfeited	-	-
Balance, December 31, 2006	11,117,121	$.78

A summary of FirstFlight’s stock warrants outstanding and exercisable at December 31, 2006 is presented in the table below:

	Warrant exercise price		Total
	$0.60	$1.00
Outstanding	6,092,121	5,025,000	11,117,121
Weighted average remaining contractual life of warrants outstanding (in years)	3.25	4.75
Exercisable	6,092,121	5,025,000	11,117,121

NOTE 17 - Employee Benefit Plan

Tech and Airborne both maintained 401k plans prior to their acquisition by FirstFlight. Effective July 1, 2006, those plans were merged into the FirstFlight 401k Plan (the “Plan”), which covers all employees. The newly merged Plan contains an option for the Company to match each participant's contribution. Any Company contribution vests over a five-year period on a twenty percent per year basis. During 2006, the Company matched participant contributions at a rate of 50% of the first 6% of participant deferrals. Company contributions to the Plan totaled approximately $61,000 and $10,000 for the year ended December 31, 2006 and 2005, respectively.

NOTE 18 - Commitments and Contingencies

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

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

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

The Company leases a parking area and land for its main operating facility under the terms of an Operating Agreement with the County of Chemung, the owner of the Elmira/Corning Regional Airport. The agreement was effective January 1, 2006 and is for an initial term of twenty-five years with one fifteen-year renewal and one subsequent ten year renewal period. The agreement requires payment of quarterly rent of $931 for the parking lot lease and monthly rent of $1,195 for the county land lease. In addition, the Company pays a monthly fuel flowage fee from $.06 to $.09 per gallon based on the number of gallons dispensed.

The Company leases its facilities in Elmira, New York from the Chief Executive Officer of the Company and a related party. The term is 15 years (subject to renewals at the option of Airborne at least 60 days prior to the expiration of the term). The annual rent is $160,582, payable in advance in equal monthly installments of $13,382. Beginning on the fifth anniversary of the commencement date of the lease, and annually each year thereafter, the annual rent shall increase or decrease by the increase or decrease in the applicable Consumer Index Price. The Company has paid a $25,000 security deposit with respect to this lease. During the year ended December 31, 2006 and 2005, the Company paid approximately $161,000 and $43,000, respectively in rent expense under this lease.

The Company leases refueling trucks with intial terms of one year or less. As of December 31, 2006 and 2005, the refueling truck lease required monthly rental payments of approximately $6,000 per annum. In addition, the Company leases vehicles and equipment with payments ranging from $180 to $625 per month.

Future minimum rental payments under the Company’s operating leases are as follows for both related and non related parties:

For the year ended		Related
December 31,	Total	Party	Other
2007	$286,585	$160,581	$126,004
2008	280,130	160,582	119,548
2009	273,508	160,582	112,926
2010	274,042	160,582	113,460
2011	274,642	160,582	114,060
2012 and thereafter	1,937,912	1,401,524	536,388
TOTAL	$3,326,819	$2,204,433	$1,122,386

Total rent expense under all operating leases including the related party lease was approximately $383,000 and $187,000 for the year ended December 31, 2006 and 2005, respectively.

Employment Agreements

On March 31, 2005, the Board of Directors elected Jeffrey M. Trenk as an officer of FirstFlight, terminated Mr. Trenk's consulting agreement and entered into an employment agreement with Mr. Trenk dated April 1, 2005 (the "Jeffrey Trenk Employment Agreement"). Pursuant to the Jeffrey Trenk Employment Agreement, Mr. Trenk was employed as the Executive Vice President of Business Development of FirstFlight. The term of the Jeffrey Trenk Employment Agreement was to be for three years, which commenced April 1, 2005, and thereafter was to automatically renew for additional one-year periods. Pursuant to Jeffrey Trenk Employment Agreement, Mr. Trenk's base annual salary was $175,000. Mr. Trenk was to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005 and the second option was granted effective April 1, 2006. Effective October 31, 2006, the Jeffrey Trenk Employment Agreement was mutually terminated. Mr. Trenk was also serving as a director. Under the terms of the employment agreement separation, Mr. Trenk was paid the sum of $81,000 in November 2006 in lieu of any future monetary claims under the employment agreement. His right to receive an option effective April 1, 2007 was terminated and Mr. Trenk had until January 31, 2007 to exercise the two outstanding options, which he did not.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

On March 31, 2005, FirstFlight entered into an employment agreement dated as of April 1, 2005 (the "Ettinger Employment Agreement") with Robert J. Ettinger. Pursuant to the Ettinger Employment Agreement, Mr. Ettinger was employed as the Chief Operating Officer of FirstFlight and as the President of its executive jet management group. The term of the Ettinger Employment Agreement was for three years, which commenced April 1, 2005, and thereafter was to automatically renew for additional one-year periods. Mr. Ettinger's base annual salary was $150,000 and he was guaranteed an annual bonus payment of $100,000, both the salary and the bonus payment were to be paid in equal monthly installments. In addition, he could have received an annual performance bonus based on the Board's evaluation of the Company's (particularly the Division's) performance and his performance. Mr. Ettinger was to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005 and the second option was granted effective April 1, 2006. On December 18, 2006, FirstFlight gave notice to Mr. Ettinger terminating without cause (as permitted) effective as of December 28, 2006 the Ettinger Employment Agreement. Mr. Ettinger was paid one-year’s severance pay of $150,000 and is eligible to receive certain employee benefits of the Company for a period of six months. His right to receive an option effective April 1, 2007 was terminated and Mr. Ettinger has until March 31, 2007 to exercise the two outstanding options, which he did not.

On March 31, 2005, the Board of Directors authorized execution of the First Amendment effective April 1, 2005 (the "First Amendment") to the employment agreement (the "Ricciardi Employment Agreement') for Ronald J. Ricciardi, FirstFlight's President and CEO. The First Amendment provided that Mr. Ricciardi's employment under the Ricciardi Employment Agreement was effective April 1, 2005 and would continue for three years thereafter subject to automatic one-year renewals. The First Amendment increased his base salary to $175,000. Mr. Ricciardi is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005 and the second option was granted effective April 1, 2006. On December 12, 2006, Mr. Ricciardi was elected as Vice Chairman of the Board by the Board of Directors and, effective January 1, 2007 Mr. Ricciardi’s base salary was adjusted to $125,000. The initial term was also extended and will expire March 31, 2009.

On September 23, 2005, Airborne and FirstFlight entered into an employment agreement dated as of September 23, 2005 (the "Dow Employment Agreement") with John Dow. Pursuant to the Dow Employment Agreement, Mr. Dow is employed in the office of Chief Executive of Airborne. The term of the agreement is for three years, which commenced September 23, 2005, and thereafter automatically renews for additional one-year periods. Mr. Dow's base annual salary is $150,000. In addition, he may receive an annual performance bonus based on the Board's evaluation of Airborne's performance and his performance. Mr. Dow is to be granted an option each September 23 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective September 23, 2005 and the second option was granted effective September 23, 2006. On December 12, 2006, Mr. Dow was elected as President of the Company by the Board of Directors and designated as its Chief Executive Officer.

On September 1, 2006, FirstFlight entered into an employment agreement effective as of September 15, 2006 with Keith P. Bleier (the “Bleier Employment Agreement”). Mr. Bleier serves FirstFlight as a Senior Vice President and its Chief Financial Officer. The term of the agreement is for three years, which commenced on September 15, 2006, and thereafter automatically renews for additional one-year periods. Mr. Bleier’s base annual salary is $185,000 with annual increases of 5%. In addition, he may receive an annual performance bonus at the discretion of the Board of Directors. Mr. Bleier is to be granted an option each September 15 during the initial term to purchase 250,000 shares of the Common Stock, commencing September 15, 2006. He was granted his first option (see Note 15).

Future commitments under the Company’s employment agreements aggregate approximately $1,200,000.

NOTE 19 - Related Parties

The firm of Wachtel & Masyr, LLP is corporate counsel to the Company. William B. Wachtel, FirstFlight’s Chairman of the Board, is a managing partner of this firm. During the year ended December 31, 2006 and 2005, the Company was billed for legal services of approximately $462,000 and $300,000, respectively. At December 31, 2006, the Company has recorded in accounts payable an obligation for legal fees of approximately $564,000 related to these legal services.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

On September 23, 2005, FirstFlight issued a note payable to an entity, for which Mr. Wachtel and an entity owned by one of its other directors are members. This note payable has a face value of $1,500,000 and, for the initial period of 180 days, bore an annual interest rate of 4.25%. Effective March 22, 2006, the initial maturity date, FirstFlight elected to extend the maturity to September 23, 2006 with an interest rate of 9.25% per annum applicable to the extended period. Airborne granted the holder a security interest in its accounts receivable, all of its deposit accounts, all monies now and hereafter in the possession or under the control of Airborne or FirstFlight and all products and proceeds of the foregoing personal property. In September 2006, FirstFlight, using part of the proceeds from its then just closed private placement, prepaid the note and the security interest terminated. During the year ended December 31, 2006 and 2005, the Company recorded interest expense of approximately $74,000 and $14,000, respectively under this note payable obligation. See Note 16 for information relating to a warrant issued to the entity as additional consideration for the loan.

The charter division of FirstFlight manages an aircraft owned by an entity controlled by Mr. Wachtel. During the year ended December 31, 2006, the Company recorded revenue and expenses of $3,273,000 and $2,579,000, respectively, related to the Company's management of this aircraft. At December 31, 2006 the Company had recorded in accounts receivable a balance of approximately $500,000 owed from this entity. During the year ended December 31, 2005, the Company recorded revenues and expenses of $1,182,000 and $1,064,000, respectively, related to the management of this aircraft.

On May 24, 2006, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a director, and the current President and Chief Executive Officer of FirstFlight and the other member is an employee of its charter segment. The terms of the lease provided for the payment of rent of $17,000 per month and a charge of $600 for each hour of aircraft use. The lease agreement further provided that this aircraft would be managed by FirstFlight through its charter segment, and through which the Company would retain 90% of the associated charter revenue. The lease agreement was subsequently terminated in February 2007. The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor. During the year ended December 31, 2006, FirstFlight recorded revenue and expenses of $317,000 and $415,000, respectively, in conjunction with the lease of this aircraft.

NOTE 20 - Litigation

In early 2005, FirstFlight was served with a complaint which named FirstFlight, among others, as a defendant in a suit brought by a broker-dealer, seeking damages of approximately $100,000 arising from Shadows Bend's cancellation of a stock certificate in the year 2002 evidencing shares allegedly sold by the plaintiff for the account of a stockholder of Shadows Bend. Captioned Institutional Capital Management, Inc. vs. Michael W. Sciacchetano, et. al., the suit was pending in the 215th Judicial District Court, Harris County, Texas. On March 28, 2005, FirstFlight filed a general denial. On June 20, 2006 this suit was settled and FirstFlight agreed to pay $29,375 in cash and to issue 57,598 shares of the Common Stock valued at $29,375. FirstFlight has granted piggy-back registration rights, on a best efforts basis, in regard to these shares and has agreed that within one year of issue FirstFlight will, at the request of the plaintiff, repurchase these shares for $29,375 in cash. Because FirstFlight has an obligation to repurchase these shares, the amount of $29,375 has been recorded as an accrued expense.

On May 19, 2005, New World Aviation, Inc. ("New World") instituted an action in the Supreme Court of the State of New York, County of New York, captioned New World Aviation, Inc., Plaintiff, against Robert J. Ettinger, individually, and FBO Air, Inc., Defendants. From April 1, 2005, Mr. Ettinger had been an officer of FirstFlight and, from March 31, 2005 until July 24, 2006, a director of FirstFlight. Until March 25, 2005, when he resigned, Mr. Ettinger had served as President (since October 15, 1998) of New World. In its amended complaint New World was seeking (a) to enjoin the Defendants from soliciting New World's clients and employees allegedly using the confidential information which Mr. Ettinger learned in his "high-level position with New World" and (b) damages in an amount to be determined at trial against Mr. Ettinger for his alleged breach of fiduciary duties to New World. On June 20, 2005, FirstFlight answered the complaint, asserting as affirmative defenses that (a) New World had forced Mr. Ettinger's resignation by reneging on its promise to pay him a bonus for 2004, (b) New World was partly responsible for any alleged damages, (c) the identity of actual and potential New World clients is available from publicly available records, (d) any putative damages sustained by New World were caused by New World and third parties and (e) New World's claims are barred by the statute of fraud. Mr. Ettinger also filed a counterclaim against New World for $25,000 relating to the 2004 bonus, to which New World has asserted five affirmative defenses.

On August 21, 2006, this matter was settled on the following basis: (1) Mr. Ettinger agreed to pay the plaintiff $7,000 to cover certain costs of plaintiff and to repay the plaintiff certain cash advances while he employed by plaintiff and (2) Mr. Ettinger and FirstFlight agreed not to use any written or electronic information or documents obtained while he was employed to advance the business interests of FirstFlight and/or to solicit any present or former clients, customers, passengers or employees of the plaintiff. The parties exchanged general releases.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2006

NOTE 21 - Segment Data

The Company is an aviation services company with operations in the aircraft charter management (“Charter”), fixed base operations (an “FBO”), and aircraft maintenance (“Maintenance”) segments of the general aviation industry.

Each of the Company’s three segments is operated under the FirstFlight brand name: the aircraft charter management segment is in the business of providing on-call passenger air transportation. These charter operations are implemented primarily through a fleet of managed aircraft - owned by another person or entity for which the Company provides regulatory and maintenance oversight while offering charter services. Within the FBO segment, the Company provides ground services such as the fueling and hangaring of aircraft. Within the maintenance segment, the Company offers maintenance and repair to aircraft owned or managed by general aviation aircraft operators.

The following tables summarize financial information about the Company’s business segments for the years ended December 31, 2006 and 2005 (in thousands):

	For the Year Ended December 31, 2006
	Charter	FBO	Maintenance	Corporate	Consolidated
Revenues	$30,913	$5,336	$2,963	$—	$39,212
Income (Loss) from Operations	$631	$26	$(225)	$(2,807)	$(2,375)
Depreciation and Amortization	$264	$129	$11	$2	$406
Interest Income (Expense)	$4	$(42)	$—	$(1,081)	$(1,119)
Capital Expenditures	$27	$174	$117	$—	$318
Total Assets	$9,675	$2,118	$254	$1,134	$13,181
Goodwill	$3,461	$480	$254	$—	$4,195

	For the Year Ended December 31, 2005
	Charter	FBO	Maintenance	Corporate	Consolidated
Revenues	$8,841	$4,163	$802	$—	$13,806
Income (Loss) from Operations	$201	$44	$(29)	$(1,702)	$(1,486)
Depreciation and Amortization	$67	$70	$1	$7	$145
Interest Income (Expense)	$(4)	$(8)	$—	$(454)	$(466)
Capital Expenditures	$7	$81	$—	$—	$88
Total Assets	$9,114	$2,050	$254	$476	$11,894
Goodwill	$3,461	$480	$254	$—	$4,195

NOTE 22 - Subsequent Events

In March 2007, FirstFlight re-purchased 25,000 shares that had been issued in a settlement and for which the holder had a right to put the shares back to FirstFlight. The cost of these shares was $18,375.

In January 2007, a Director of the Company, Alvin S. Trenk, made a cashless exercise and received 24,194 shares of the Common Stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) of the Exchange Act as of the end of the period covered by this Annual Report on Form 10-KSB. The evaluation process, including the inherent limitations on the effectiveness of such controls and procedures is more fully discussed below. Based upon their evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures were not effective.

The Company is currently building its accounting infrastructure. On September 15, 2006, the Company hired a qualified, full-time Chief Financial Officer. Prior to this point, the Company employed a financial consultant who worked closely with the Company's then Chief Executive Officer, who also acted as Principal Financial Officer, and other senior managers of the organization to assemble the required information and to prepare the periodic financial statement and public filings. Reliance on these limited resources impaired our ability to provide for segregation of duties and the ability to ensure consistently complete and accurate financial reporting, as well as disclosure controls and procedures. Our Company's Chief Executive Officer and our Chief Financial Officer have concluded that the disclosure controls and procedures are not effective, given the foregoing material weakness. In addition, as the Company grows, and as resources permit, we project that our new Chief Financial Officer will hire such additional competent financial personnel to assist in the segregation of duties with respect to financial reporting and Sarbanes-Oxley Section 404 compliance.

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

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our Chief Executive Officer had concluded that such controls and procedures are effective at the "reasonable assurance" level.

ITEM 8B. OTHER INFORMATION

There are no items required to be disclosed on a Current Report on Form 8-K during the quarter ended December 31, 2006 that were not so reported.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table contains certain information related to the directors and executive officers of FirstFlight as of March 31, 2007:

Name	Age	Position
John H. Dow	52	President, Chief Executive Officer and a director

Ronald J. Ricciardi	45	Director, Vice Chairman of the Board

Keith P. Bleier	37	Senior VP, Chief Financial and Chief Accounting Officer

William B. Wachtel	52	Director, Chairman of the Board

William R. Colaianni	60	Director

Donald Hecht	73	Director

Thomas Iovino	54	Director

Jeffrey B. Mendell	53	Director

Stephen B. Siegel	62	Director

Alvin S. Trenk	77	Director

Each director of FirstFlight was re-elected at the Annual Meeting of Stockholders, held on December 12, 2006, to serve until the next Annual Meeting of Stockholders or until his successor is elected and shall have qualified. Each officer of FirstFlight is elected by the Board of Directors to serve at the discretion of the Board.

Business History

John H. Dow - Director, President, Chief Executive Officer

Mr. Dow was first elected as a director of FirstFlight effective September 23, 2005. He was designated as President of the Charter Division on that date and as President of the FBO Division on September 25, 2006. He was elected President of FirstFlight on December 12, 2006 and designated as the Chief Executive Officer on the same date.

Mr. Dow formed Airborne, Inc. d/b/a FirstFlight Management in 1987, shortly after he acquired B & F Brake and Wheel Service. In 1989, he expanded Airborne’s services by adding a charter brokerage division to his management, charter and aircraft sales capabilities. In 1992, Airborne successfully developed and received worldwide Federal Aviation Regulations (“FAR”) Part 135 Certification. Mr. Dow is a licensed pilot with an Air Transport Type rating in Gulfstream aircraft. He is a member of the National Business Aviation Association Operations Committee as well as the National Air Transport Association and served on the aviation committee for the Elmira/Corning Regional Airport.

Ronald J. Ricciardi - Director, Vice Chairman of the Board

Mr. Ricciardi had served as the President and a director of the Arizona FBO Air since its inception and was designated as its Chief Executive Officer on January 2, 2004. He was elected the President and a director of FirstFlight and designated as its Chief Executive Officer effective with the reverse merger transaction on August 20, 2004. On December 12, 2006, he was elected as Vice Chairman of the Board.

Mr. Ricciardi is a senior executive with extensive general management experience in entrepreneurial and large companies. Before joining the Arizona FBO Air, Mr. Ricciardi was President and CEO of P&A Capital Partners, Inc., an entertainment finance company established to fund the distribution of independent films. Mr. Ricciardi was also co-founder, Chairman and CEO of eTurn, Inc., a high technology service provider, for which he developed a consolidation strategy, negotiated potential merger/acquisition candidates, prepared private placement materials and executed numerous private, institutional and venture capital presentations. After a management career at Pepsi-Cola Company and the Perrier Group of America, Mr. Ricciardi was President and CEO of Clearidge, Inc., a leading regional consumer products company, where he provided strategic and organizational development, and led a consolidation effort that included 14 transactions, which more than tripled company revenue over four years.

Keith P. Bleier - Senior Vice President and Chief Financial and Chief Accounting Officer

Mr. Bleier was elected as Senior Vice President of FirstFlight, and designated as its Chief Financial Officer, effective September 15, 2006. Mr. Bleier was designated as our Chief Accounting Officer on December 12, 2006.

Prior to his engagement by FirstFlight and commencing in September 2002, Mr. Bleier, who is a certified public accountant, served as a Principal of the Business Advisory Group of Bonadio & Co. LLP, a certified public accounting firm. While serving in such capacity, among his duties was as the engagement manager in that firm’s representation of Airborne, Inc., which became a subsidiary of FirstFlight on September 23, 2005. From September 1998 to September 2002, he served as the principal accounting and financial officer of Montana Mills Bread Co., Inc., and its subsidiaries, which company’s common stock was listed on the American Stock Exchange prior to its purchase by Krispy Kreme Donut Corp. and which was a specialty retail and wholesale bakery manufacturer.

William B. Wachtel - Director, Chairman of the Board

Mr. Wachtel was first elected as a director of FirstFlight and its Chairman of the Board on March 31, 2005.

Mr. Wachtel has been a managing partner of Wachtel & Masyr, LLP, or its predecessor law firm (Gold & Wachtel, LLP), since its founding in August 1984. Such firm serves as corporate counsel to the Company. He is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

William R. Colaianni - Director

Mr. Colaianni was first elected as a director of FirstFlight on September 30, 2004.

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

Prior to joining Holding Capital, Mr. Colaianni was Chief Operating Officer of Adidas Sports and Leisure, and was President of Pony Footwear. He was also a Vice President for Bankers Trust Company, New York, in charge of asset based lending. Before beginning his professional career, Mr. Colaianni served as a captain in the US Army.

Donald Hecht - Director

Mr. Hecht was first elected as a director of FirstFlight effective September 15, 2006.

Mr. Hecht has, since 1966, been a managing partner of Hecht and Company, P.C., a certified public accounting firm. He has served on the board of directors of other public companies.

Thomas Iovino - Director

Mr. Iovino was first elected as a director of FirstFlight effective September 15, 2006.

Mr. Iovino has, since 1983, managed his own contracting firm Judlaw Contracting, Inc., which firm had revenues approximating $150 million in 2005. He serves on the Board of Trustees of Rensselaer Polytechnic Institute, where he received his BS and Masters degrees in Civil Engineering.

Jeffrey B. Mendell - Director

Mr. Mendell was first elected as a director of FirstFlight on September 30, 2004.

Mr. Mendell is, and has been since 1983, the Chairman & CEO of JBM Realty, a private real estate company headquartered in Greenwich, CT. This company is active in the development, financing and sale of residential and commercial properties. His most recent project was the development of Greenwich Shore, a luxury rental apartment project overlooking Long Island Sound in Greenwich, CT.

Earlier in his career, Mr. Mendell was an executive with Citicorp Real Estate, Inc. in New York City and he is a licensed real estate broker in the State of New York

Stephen B. Siegel - Director

Mr. Siegel was first elected as a director of FirstFlight effective September 15, 2006.

He currently serves as Chairman of Global Brokerage Services of CB Richard Ellis (“CBRE”), a worldwide premier full service real estate company. He was Chairman and Chief Executive Officer of Insignia/ESG, Inc., a premier commercial real estate company, from 1992 until its merger in July 2003 into CBRE. He serves on many charitable boards of trustees, including serving with his wife Wendy as Co-Chairs of the Council of National Trustees of the National Jewish Medical and Research Center.

Alvin S. Trenk - Director

Mr. Trenk was first elected as a director and the Chairman of the Board of FirstFlight effective with the reverse merger transaction on August 20, 2004. He resigned as the Chairman of the Board on March 31, 2005.

Mr. Trenk has served as Chairman and CEO of Air Pegasus since 1981 and, from 1997 to 2003, as Chairman, President and CEO of Sightseeing Tours of America, Inc. and Liberty Helicopters, Inc., privately held corporations operating public use heliports in New York and providing helicopter air tours and charter and air services. Mr. Trenk has also been Chairman and CEO of TechTron, Inc. since 1980. TechTron is a privately owned holding company with investment emphasis on emerging global market opportunities. From 1976 to 1980, Mr. Trenk was Vice Chairman of Kenton Corporation, a diversified publicly-traded corporation, where he also served as President and CEO of Charles Town Turf Club, owner and operator of thoroughbred race tracks in West Virginia, and Chairman and CEO of International Health Company, which owned and operated a national chain of artificial kidney centers.

Family Relationships

There are no family relationships among the directors and the executive officers of FirstFlight. Jeffrey M. Trenk, until October 31, 2006, the Executive Vice President for Business Development and a director since March 31, 2005, is the son of Alvin S. Trenk, another director of FirstFlight since August 20, 2004.

Other Directorships

William B. Wachtel is a director of Hanover Direct, Inc., the common stock of which is registered pursuant to Section 12(b) of the Exchange Act but is currently trading in the pink sheets. Hanover Direct is engaged in the catalog business.

Stephen P. Siegel is a trustee of Liberty Property Trust, a real estate investment trust traded on the New York Stock Exchange.

No other director of FirstFlight serves as a director of a company with a class of securities registered pursuant to Section 12 of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Code of Ethics

On May 19, 2006, the Board of Directors of FirstFlight adopted a Code of Ethics for application to the Company. FirstFlight will provide to any person, without charge, upon request, a copy of the Code of Ethics upon written or oral request to Ronald J. Ricciardi, Vice Chairman of the Board, FirstFlight, Inc., 101 Hangar Road, Wilkes-Barre/Scranton International Airport, Avoca, PA 18641, or telephone number: (570) 457-3400.

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of William R. Colaianni, Chairman, Donald Hecht and Thomas Iovino; the Compensation Committee comprised of Jeffrey B. Mendell, Chairman, Stephen B. Siegel and Alvin S. Trenk, and the Nominating Committee comprised of Stephen B. Siegel, Chairman, Thomas Iovino and Jeffrey B. Mendell.

Compliance with Section 16(a) of the Exchange Act

FirstFlight has not registered as yet its Common Stock or any other class of equity security under Section 12 of the Exchange Act and, accordingly, its executive officers and directors are not subject to the reporting requirements of Section 16(a) of the Exchange Act.

Corporate Governance

There have been no changes to the procedures by which security holders of FirstFlight may recommend nominees to its Board of Directors since the Board set forth such policy in its proxy statement for its Annual Meeting of Stockholders held on December 12, 2006.

FirstFlight’s Board of Directors has determined that each of William R. Colaianni and Donald Hecht qualifies as an audit committee financial expert on its Audit Committee and each is independent using the definition of The Nasdaq Stock Market, Inc. (“Nasdaq”).

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal year ended December 31, 2006. The following table sets forth the annual compensation paid by the Company for services performed on the Company's behalf for the fiscal years ended December 31, 2005 and 2006 with respect to any person who served as Chief Executive Officer of FirstFlight during fiscal 2006, the one other most highly compensated executive officer serving at December 31, 2006 whose total compensation exceeded $100,000 in fiscal 2006 and two other individuals who were not still serving as executive officers at December 31, 2006, but whose total compensation did exceed $100,000 in fiscal 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($)(3)	Total ($)

John H. Dow, President and Chief Executive Officer (4)(5)	2006 2005	150,000 40,700	100,000 27,100	— —	99,600 —	— —	— —	12,000 3,000	361,600 70,800

Ronald J. Ricciardi, Vice Chairman of the Board (4)	2006 2005	175,000 162,500	— —	— —	124,400 —	— —	— —	12,000 12,000	311,400 174,500

Keith P. Bleier, Senior VP, CFO and CAO (6)	2006 2005	49,850 —	— —	— —	87,000 —	— —	— —	— —	136,850 —

Jeffrey M. Trenk, former Exec. VP, Bus Dev (7)	2006 2005	156,000 162,500	— —	— —	124,400 —	— —	— —	91,000 12,000	371,400 174,500

Robert J. Ettinger, former Chief Operating Officer (8)	2006 2005	150,000 112,500	100,000 75,000	— —	124,400 —	— --	-- --	160,000 7,500	534,400 195,000

1.
Mr. Dow receives a base salary of $150,000 and a guaranteed bonus of $100,000; Mr. Ricciardi received a base salary of $175,000 in 2006 (effective January 1, 2007, Mr. Ricciardi is receiving a base salary of $125,000); and Mr. Bleier receives a base salary of $185,000 with annual increases of 5%.

2.
Mr. Dow received an option to purchase 250,000 shares on September 23, 2006. The option was priced at $0.40 per share, the closing sales price of the Common Stock on September 22, 2006, was vested immediately and is exercisable for five years. Mr. Ricciardi received an option to purchase 250,000 shares on April 1, 2006. The option was priced at $0.50 per share, the closing sales price of the Common Stock on April 1, 2006, was vested immediately and is exercisable for five years. Mr. Bleier received an option to purchase 250,000 shares effective September 1, 2006. The option was priced at $0.60 per share, a negotiated price, vests over one year and is exercisable for five years. Mr. Trenk received an option to purchase 250,000 shares on April 1, 2006. The option was priced at $0.50 per share, the closing sales price of the Common Stock on April 1, 2006, and was vested immediately; Mr. Ettinger received an option to purchase 250,000 shares on April 1, 2006. The option was priced at $0.50 per share, the closing sales price of the Common Stock on April 1, 2006 and was vested immediately. Mr. Trenk and Mr. Ettinger had to exercise their options within 90 days of their respective dates of separation from the Company or the options would be forfeited. Neither did, so the options were forfeited.

All options were valued using the Black-Scholes method.

3.
Mr. Dow receives the use of an automobile and related expenses paid by the Company; Mr. Ricciardi receives an auto allowance of $1,000 per month and Mr. Bleier receives an auto allowance of $700 per month. Mr. Trenk received an auto allowance of $1,000 per month for the full year in 2005 and 10 months in 2006 as well as a separation payment of $81,000 upon termination effective October 31, 2006. Mr. Ettinger received the use of an automobile and related expenses paid by the Company for 9 months in 2005 and 12 months in 2006 as well as a severance allowance of $150,000 when his employment agreement was terminated effective December 28, 2006.

4.	Mr. Dow was first designated as the Chief Executive Officer of FirstFlight on December 12, 2006; prior thereto, Mr. Ricciardi served as the Chief Executive Officer of FirstFlight.

5.
As indicated in the section captioned “Employment Agreements” in this Item 10, Mr. Dow’s employment agreement with Airborne, a subsidiary of FirstFlight, began on September 23, 2005 when Airborne was acquired by FirstFlight. The fiscal 2005 totals in the table reflect only his compensation in fiscal 2005 as paid by the Company while he was an employee.

6.
As indicated in the section captioned “Employment Agreements” in this Item 10, Mr. Bleier’s employment agreement with the Company began on September 15, 2006. The fiscal 2006 totals in the table reflect only his compensation in fiscal 2006 as paid by the Company while he was an employee.

7.	As indicated in the section captioned “Employment Agreements” in this Item 10, Mr. Trenk’s employment with the Company was terminated by mutual agreement effective October 31, 2006.

8.	As indicated in the section captioned “Employment Agreements” in this Item 10, Mr. Ettinger’s employment with the Company was terminated without cause (as permitted) effective December 28, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date

John H. Dow	250,000	0	0 250,000	0.40	09/22/2011

Ronald J. Ricciardi	250,000 250,000	0 0	0 0 250,000	1.60 0.50	03/31/2010 03/31/2011

Keith P. Bleier	0	250,000	0 500,000	0.60	09/01/2011

Jeffrey M. Trenk (2)	250,000 250,000	0 0	0 0	1.60 0.50

Robert J. Ettinger (2)	250,000 250,000	0 0	0 0	1.60 0.50

STOCK AWARDS(3)
Name	Number of Shares or Units Of Stock That Have Not Vested (#)	Market Value of Shares or Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value Of Unearned Shares, Units Or Other Rights That Have Not Vested ($)

John H. Dow	—	—	—	—

Ronald J. Ricciardi	—	—	—	—

Keith P. Bleier	—	—	—	—

Jeffrey M. Trenk	—	—	—	—

Robert J. Ettinger	—	—	—	—

1.
As part of his Employment Agreement, Mr. Dow (a) received on September 23, 2005 an option for 250,000 shares at $0.33 per share, upon which he made a cashless exercise on January 11, 2006 and for which he received 85,000 shares; (b) received on September 23, 2006 an option for 250,000 shares at $0.40 per share, the closing sales price of the Common Stock on September 22, 2006, which is currently exercisable; and (c) will receive on September 23, 2007 an option for 250,000 shares priced at the closing sales price as of September 22, 2007.

As part of his Employment Agreement, Mr. Ricciardi (a) received on April 1, 2005 an option for 250,000 shares at $1.60 per share, the closing sales price of the Common Stock on March 31, 2005, which is currently exercisable; (b) received on April 1, 2006 an option for 250,000 shares at $0.50 per share, the closing sales price on March 31, 2006, which is currently exercisable; and (c) will receive as of April 1, 2007 an option for 250,000 shares priced at the closing sales price as of March 31, 2007.

As part of his Employment Agreement, Mr. Bleier (a) received on September 1, 2006 an option for 250,000 shares at $0.60 per share, a negotiated price, which becomes exercisable on September 1, 2007; (b) will receive on September 1, 2007 an option for 250,000 shares priced at the closing sales price of the Common Stock as of August 31, 2007, which shall become exercisable on September 1, 2008; and (c) will receive on September 1, 2008 an option for 250,000 shares priced at the closing sales price as of August 31, 2008, which shall become exercisable on September 1, 2009.

Each set of options expires five years from its respective grant dates.

2.
As part of his Employment Agreement, Mr. Trenk received (a) on April 1, 2005 an option for 250,000 shares at $1.60 per share, the closing sales price of the Common Stock on March 31, 2005 and (b) on April 1, 2006 an option for 250,000 shares at $0.50 per share, the closing sales price on March 31, 2006. In connection with his separation from the Company, as described elsewhere in this Report, Mr. Trenk had not exercised his options as of January 31, 2007; as such these options have been forfeited.

As part of his Employment Agreement, Mr. Ettinger received (a) on April 1, 2005 an option for 250,000 shares at $1.60 per share, the closing sales price of the Common Stock on March 31, 2005 and (b) on April 1, 2006 an option for 250,000 shares at $0.50 per share, the closing price on March 31, 2006. In connection with his separation from the Company, as described elsewhere in this Report, Mr. Ettinger had not exercised his options as of March 31, 2007; as such these options have been forfeited.

3.	FirstFlight has made no Stock Awards.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

William B. Wachtel	3,000	—	—	—	—	—	3,000

William R. Colaianni	3,000	—	—	—	—	—	3,000

Donald Hecht (3)	1,000	—	—	—	—	—	1,000

Thomas Iovino (3)	1,000	—	—	—	—	—	1,000

Jeffrey B. Mendell	3,000	—	—	—	—	—	3,000

Stephen B. Siegel (3)	1,000	—	—	—	—	—	1,000

Alvin S. Trenk	2,000	—	—	—	—	—	2,000

1.
Directors who are not employees of the Company are entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee member, respectively. Each director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.
Each non-employee director is eligible to be granted an option to purchase shares of the Common Stock. On September 30, 2004, each of the then non-employee directors received an option expiring September 29, 2008 to purchase 25,000 shares with an exercise price of $0.01. This option did not become exercisable until September 30, 2005. On January 11, 2006, Mr. Colaianni made a cashless exercise of his option, receiving 24,375 shares of the Common Stock. On March 13, 2006, Mr. Mendell made a cashless exercise of his option, receiving 24,667 shares of the Common Stock. On January 26, 2007, Mr. Trenk made a cashless exercise of his option, receiving 24,194 shares of the Common Stock. On December 13, 2005, each of FirstFlight’s non-employee directors received an option expiring on December 12, 2010 to purchase 25,000 shares with an exercise price of $0.64. The option became exercisable December 13, 2006. No options were granted to non-employee directors in 2006. However, it is anticipated that the Compensation Committee will grant each non-employee director an option for 25,000 shares at its initial meeting in 2007.

3.	This director was elected to the board effective September 15, 2006 and attended one Board meeting in 2006.

Employment Agreements

On September 1, 2006, FirstFlight entered into an employment agreement effective as of September 15, 2006 with Keith P. Bleier. A copy of the Bleier Employment Agreement is filed (by incorporation by reference) as Exhibit 10.21 to this Report and is incorporated herein by this reference. Mr. Bleier serves FirstFlight as a Senior Vice President and its Chief Financial Officer. The term of the agreement is for three years, which commenced on September 15, 2006, and thereafter automatically renews for additional one-year periods, unless terminated by either party upon 90 days’ notice prior to the start of any renewal period. Mr. Bleier’s base annual salary is $185,000 with annual increases of 5%. In addition, he may receive an annual performance bonus at the discretion of the Board of Directors. Mr. Bleier is to be granted an option each September 1 during the initial term to purchase 250,000 shares of the Common Stock, commencing September 15, 2006. The first option was granted effective September 1, 2006.

On September 23, 2005, Airborne and FirstFlight entered into an employment agreement dated as of September 23, 2005 (the "Dow Employment Agreement") with John Dow. A copy of the Dow Employment Agreement is filed (by incorporation by reference) as Exhibit 10.17 to this Report and is incorporated herein by this reference. Pursuant to the Dow Employment Agreement, Mr. Dow is employed in the office of Chief Executive of Airborne. The term of the agreement is for three years, which commenced September 23, 2005, and thereafter automatically renews for additional one-year periods, unless terminated by either party upon 90 days’ notice prior to the start of any renewal period. Mr. Dow receives an annual base salary of $150,000 and is guaranteed annually a bonus of $100,000 with the salary and bonus to be paid on a bi-weekly basis. In addition, he may receive an annual performance bonus based on the Board's evaluation of Airborne's performance and his performance. Mr. Dow is to be granted an option each September 23 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective September 23, 2005 and the second option was granted effective September 23, 2006. On December 12, 2006, Mr. Dow was elected as President of FirstFlight by the Board of Directors and designated as its Chief Executive Officer.

On March 31, 2005, the Board of Directors authorized execution of the First Amendment effective April 1, 2005 (the "First Amendment") to the employment agreement dated January 2, 2004 (the "Ricciardi Employment Agreement') for Ronald J. Ricciardi, then FirstFlight's President and Chief Executive Officer. The First Amendment provided that Mr. Ricciardi's employment under the Ricciardi Employment Agreement was effective April 1, 2005 and would continue for three years thereafter subject to automatic one-year renewals, unless terminated by either party upon 90 days’ notice prior to the start of any renewal period. The First Amendment increased his base salary to $175,000. Mr. Ricciardi is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005 and the second option was granted effective April 1, 2006. On December 12, 2006, Mr. Ricciardi was elected as Vice Chairman of the Board by the Board of Directors and, effective January 1, 2007, Mr. Ricciardi’s base salary was adjusted to $125,000 and the initial term was extended to March 31, 2009. A copy of the Ricciardi Employment Agreement is filed (by incorporation by reference) as Exhibit 10.5 to this Report; a copy of the First Amendment is filed (by incorporation by reference, as Exhibit 10.6 to this Report; a copy of the Second Amendment is filed as Exhibit 10.7 to this Report; and all are incorporated herein by this reference.

In all the above-cited employment agreements (other than the agreements with Messrs. Dow and Bleier during the initial term), FirstFlight or, in the case of Mr. Dow, Airborne, may terminate such agreement, upon ten days’ prior written notice, without cause. In such event, each officer is entitled to one-year’s base salary as severance, in addition to his incentive bonus on a pro rata basis and to participate in non-cash employee benefit plans for a period of six months. All agreements have change of control provisions which involve the occurrence of one of these events: the sale of all of substantially all of the employer’s assets, a merger or consolidation of FirstFlight in which the then stockholders of FirstFlight own less than 50% of the shares of stock of the surviving corporation, or the sale of two-thirds or more of the outstanding shares of FirstFlight in one transaction. If the employee leaves within one year of the occurrence of the change of control event, then each employee has his unvested stock options vest and he is covered for six months under the employer’s non-cash employee benefit plans. In addition, each of Messrs. Dow and Bleier is entitled to one year’s base salary and his prior year incentive bonus as severance pay.

On March 31, 2005, FirstFlight entered into an employment agreement dated as of April 1, 2005 (the "Ettinger Employment Agreement") with Robert J. Ettinger. A copy of the Ettinger Employment Agreement is filed (by incorporation by reference) as Exhibit 10.1 to this Report and is incorporated herein by this reference. Pursuant to the Ettinger Employment Agreement, Mr. Ettinger was employed as the Chief Operating Officer of FirstFlight and as the President of its executive jet management group. The term of the Ettinger Employment Agreement was for three years, which commenced April 1, 2005, and thereafter would have automatically renewed for additional one-year periods. Mr. Ettinger's base annual salary was $150,000 and he was guaranteed an annual bonus payment of $100,000, both the salary and the bonus payment to be paid in equal monthly installments. In addition, he may receive an annual performance bonus based on the Board's evaluation of the Company's (particularly the Division's) performance and his performance. Mr. Ettinger was to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005 and the second option was granted effective April 1, 2006. On December 18, 2006, FirstFlight gave notice to Mr. Ettinger, terminating without cause (as permitted) the Ettinger Employment Agreement effective as of December 28, 2006. Mr. Ettinger was paid one-year’s severance pay of $150,000 and was eligible to participate in certain non-cash benefit plans of the Company for a period of six months. His right to receive an option effective April 1, 2007 was terminated and Mr. Ettinger had until March 31, 2007 to exercise the outstanding options, which he did not.

On March 31, 2005, the Board of Directors elected Jeffrey M. Trenk as an officer of FirstFlight, terminated Mr. Trenk's consulting agreement and entered into an employment agreement with Mr. Trenk dated April 1, 2005 (the "Jeffrey Trenk Employment Agreement"). Pursuant to the Jeffrey Trenk Employment Agreement, Mr. Trenk was employed as the Executive Vice President of Business Development of FirstFlight. The term of the Jeffrey Trenk Employment Agreement was for three years, which commenced April 1, 2005, and thereafter would have automatically renewed for additional one-year periods. Pursuant to Jeffrey Trenk Employment Agreement, Mr. Trenk's base annual salary was $175,000. Mr. Trenk was to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005 and the second option was granted effective April 1, 2006. Effective October 31, 2006, the Jeffrey Trenk Employment Agreement was mutually terminated. Mr. Trenk was also serving as a director of FirstFlight. Under the terms of the employment agreement separation, Mr. Trenk was paid the sum of $81,000 in lieu of any future monetary claims under the employment agreement. His right to receive an option effective April 1, 2007 was terminated and Mr. Trenk had until January 31, 2007 to exercise the outstanding options, which he did not. A copy of his consulting agreement with FirstFlight is filed (by incorporation by reference) as Exhibit 10.2 to this Report; a copy of the Jeff Trenk Employment Agreement is filed (by incorporation by reference) as Exhibit 10.3 to this Report; a copy of the First Amendment thereto is filed (by incorporation by reference) as Exhibit 10.4 to this Report; and all are incorporated herein by this reference.

Additional Narrative Disclosure

FirstFlight does not offer a defined retirement or pension plan. Tech and Airborne both maintained 401k plans prior to their acquisition by FirstFlight. Those plans have been merged into the FirstFlight 401k Plan, which covers all employees. The newly merged Plan contains an option for the Company to match each participant's contribution. Any Company contribution vests over a five-year period on a 20% per year basis. During 2006, the Company matched participant contributions at a rate of 50% of the first 6% of participant deferrals. Company contributions to the plan totaled approximately $61,000 and $10,000 for the year ended December 31, 2006 and 2005, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of March 31, 2007 regarding the beneficial ownership of our Common Stock by:

•	each of our current executive officers and directors; and

•	all of our directors and current executive officers as a group; and

•	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock.

•	Information as to two former executive officers named in the Summary Compensation Table in Item 10 to this Report may be found in Note (16) to the following table.

	Number of Shares of Common Stock		Percentage of Common Stock
Name and Address of Beneficial Owner	Beneficially Owned		Beneficially Owned (1)

John H. Dow (2)	4,268,534	(3)	11.4%
c/o FirstFlight, Inc.
236 Sing Sing Road
Horseheads, NY 14845

Ronald J. Ricciardi (4)	1,643,575	(5)	4.4%
c/o FirstFlight, Inc.
230 Sing Sing Road
Horseheads, NY 14845

Keith P. Bleier	0	(6)	less than 1%
c/o FirstFlight, Inc.
236 Sing Sing Road
Horseheads, NY 14845

William B. Wachtel (7)	6,761,243	(8)	17.6%
c/o Wachtel & Masyr, LLP
110 East 59th Street
New York, NY 10022

William R. Colaianni (9)	49,375	(10)	less than 1%
c/o Holding Capital Group LLC
630 Third Avenue
New York, NY 10017

Donald Hecht (9)	266,700	(11)	less than 1%
c/o Hecht and Company, P.C.
111 West 40th Street
20th Floor
New York, NY 10018

Thomas Iovino (9)	2,000,250	(12)	5.4%
c/o Judlaw Contracting, Inc.
26-15 Ulmer Street
College Point, NY 11354

Jeffrey B. Mendell (9)	285,293	(13)	less than 1%
c/o JBM Realty Capital Corp.
100 Putnam Green
Greenwich, CT 06830

Stephen B. Siegel (9)	533,400	(14)	1.5%
c/o CB Richard Ellis
200 Park Avenue
New York, NY 10165

Alvin S. Trenk (9)	1,797,944	(15)	4.8%
350 East 79th Street
Apartment 38C
New York, NY 10021

All directors and officers	17,607,120		42.0%
As a group (10 in number) (16)

Peter Nordin	1,957,359	(17)	5.3%
Bakkerevej OA
Snekkersten, Denmark

Martin Sands and Steven Sands	3,578,029	(18)	9.7%
c/o Laidlaw & Company (UK) Ltd.
90 Park Avenue
New York, NY 10016

(1)
The percentages computed in the table are based upon 36,582,987 shares of our common stock which were outstanding on March 31, 2007. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 31, 2007.

(2)
John H. Dow was the President of the FirstFlight Operating Divisions prior to December 12, 2006 and is a director of FirstFlight. On December 12, 2006, he became the President and Chief Executive Officer of FirstFlight.

(3)
Of the shares of our common stock reported in the table as being beneficially owned by Mr. Dow, (a) 1,166,667 shares are owned by his wife Daphne Dow; (b) they share beneficial ownership of (i) 1,000,200 shares and (ii) a warrant expiring August 31, 2011 to purchase 600,000 shares which is currently exercisable; and (c) 250,000 shares are issuable upon the exercise by him of an option expiring September 22, 2011 which is currently exercisable.

(4)
Ronald J. Ricciardi was the President and the Chief Executive Officer of FirstFlight prior to December 12, 2006 and is a director of FirstFlight. On December 12, 2006, he was elected Vice Chairman of the Board.

(5)
The shares of the Common Stock reported in the table include (a) 250,000 shares issuable upon the exercise of an option expiring March 31, 2010; (b) 250,000 shares issuable upon the exercise of an option expiring March 31, 2011; and (c) 100,000 shares issuable upon the exercise of a warrant expiring August 31, 2011. Each of the two options and the warrant is currently exercisable.

(6)
The shares of the Common Stock reported in the table do not include 250,000 shares issuable upon the exercise of an option expiring on August 31, 2011 which shall become exercisable on September 1, 2007.

(7)	William B. Wachtel is the Chairman of the Board and a director of FirstFlight.

(8)
The shares of the Common Stock reported in the table include (a) 208,336 shares issuable upon the exercise of a co-investor warrant expiring March 31, 2010; (b) 800,000 of the 1,200,000 shares subject to a warrant expiring September 22, 2010; (c) 750,000 shares issuable upon the exercise of a warrant expiring August 31, 2011; and (d) 25,000 shares issuable upon the exercise of an option expiring December 12, 2010. All three warrants and the option are currently exercisable. The shares of the Common Stock reported in the table do not reflect (x) 333,400 shares of the Common Stock and (y) 200,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 (which is currently exercisable) acquired by Wachtel & Masyr, LLP, our corporate counsel, in the private placement which we closed on September 1, 2006. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to his firm’s securities.

(9)	The reporting person is a director of FirstFlight.

(10)	The shares of the Common Stock reported in the table include 25,000 shares issuable upon the exercise of an option expiring December 12, 2010 which is currently exercisable.

(11)	The shares of the Common Stock reported in the table include 100,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 which is currently exercisable.

(12)	The shares of the Common Stock reported in the table include 750,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 which is currently exercisable.

(13)
The shares of the Common Stock reported in the table include (a) 50,000 shares issuable upon the exercise of an investor warrant expiring March 31, 2010 which is currently exercisable and (b) 25,000 shares issuable upon the exercise of an option expiring December 12, 2010 which is currently exercisable.

(14)	The shares of the Common Stock reported in the table include 200,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 which is currently exercisable.

(15)
The shares of the Common Stock reported in the table include (a) 400,000 shares of the 1,200,000 shares subject to a warrant expiring September 22, 2010; (b) 25,000 shares issuable upon the exercise of an option expiring September 29, 2009; and (c) 500,000 shares issuable upon the exercise of a warrant expiring August 31, 2011. Each of the warrants and the options are currently exercisable.

(16)
The table does not reflect any shares beneficially owned by two former executive officers of FirstFlight (i.e., Jeffrey M. Trenk and Robert J. Ettinger) who are named in the Summary Compensation Table in Item 10 to this Report, but who ceased to be executive officers as of October 31, 2006 and December 28, 2006, respectively. Because Mr. Trenk’s wife and her daughter reside in the same residence as he does, he may be deemed to be the beneficial owner, as of March 31, 2007, of an aggregate of 1,445,355 shares of the Common Stock, or 4% of the outstanding shares of the Common Stock as of that date; however, he disclaims beneficial ownership of the aggregate of 1,106,859 shares owned by them because he has no dispositive or voting power over such shares. Mr. Ettinger owned no shares of the Common Stock as of March 31, 2007.

(17)
Peter Nordin beneficially owns (a) 556,877 shares of the Common Stock and (b) 150,000 shares issuable upon the exercise of an investor warrant expiring March 31, 2010. Peter Nordin APS owns (a) 983,815 shares of the Common Stock and (b) 266,667 shares issuable upon the exercise of a warrant expiring March 31, 2010. The investor warrants are currently exercisable. Peter Nordin may be deemed the beneficial owner of both the shares he owns personally and those of Peter Nordin APS because he has sole dispositive power and sole voting power with respect to the latter’s shares.

(18)
Each of Martin Sands and Steven Sands has dispositive power and voting power with respect to the shares of the Common Stock (including the shares issuable upon the exercise of warrants) owned by Sands Brothers Venture Capital III LLC and three other Sands Brothers funds. No one of these funds individually owns as much as 5% of the outstanding shares of the Common Stock as of March 31, 2007. As a result of the Sands possessing such dispositive and voting powers each may be deemed the beneficial owner with respect to the shares of the Common Stock held by each of these stockholders. However, each disclaims beneficial ownership of these shares..

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company leases its principal facility in Elmira, NY from John H. Dow, the President, the Chief Executive Officer and a director of FirstFlight, and his wife. See Note 19 to the Consolidated Financial Statements elsewhere in this Report. During the year ended December 31, 2006 and 2005, we paid approximately $161,000 and $43,000, respectively, in rent under the lease agreement.

On May 24, 2006, the Company entered into an agreement to lease an aircraft from a company, of which one of its members is Mr. Dow and the other member is an employee of its charter segment. The terms of the lease provide for the payment of rent of $17,000 per month and a charge of $600 for each hour of aircraft use. The lease agreement further provided that this aircraft would be managed by the Company through its charter division, and through which the Company would retain 90% of the associated charter revenue. The lease agreement was subsequently terminated in February 2007. The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor. During the year ended December 31, 2006, the Company recorded revenue and expenses of $317,000 and $415,000, respectively, related to our lease of this aircraft.

The Company manages aircraft owned by an entity controlled by William B. Wachtel, FirstFlight’s Chairman of the Board. During the year ended December 31, 2006, we recorded revenue and expenses of $3,273,000 and $2,579,000, respectively, related to our management of this aircraft. At December 31, 2006 we had approximately $500,000 in accounts receivable owed to the Company in connection with this entity. During the year ended December 31, 2005, we recorded revenue and expenses of $1,182,000 and $1,064,000, respectively, related to our management of this aircraft.

On September 23, 2005, FirstFlight issued a note payable to a holder, for which Mr. Wachtel and an entity owned by one of its other directors (Alvin S. Trenk) are members of the holder's entity. This note payable has a face value of $1,500,000 and for the initial period of 180 days, bears an annual interest rate of 4.25%. Effective March 22, 2006, the initial maturity date, FirstFlight elected to extend the maturity to September 23, 2006 with an interest rate of 9.25% per annum applicable to the extended period. Airborne granted the holder a security interest in its accounts receivable, all of its deposit accounts, all monies now and hereafter in the possession or under the control of Airborne or FirstFlight and all products and proceeds of the foregoing personal property. In September 2006, FirstFlight, using part of the proceeds from its then just closed private placement, prepaid the note and the security interest terminated. During the year ended December 31, 2006 and 2005, the Company recorded interest expense of approximately $74,000 and $14,000, respectively, under this note payable obligation. As additional compensation to the holder for making this loan, FirstFlight also granted the holder a warrant expiring September 22, 2010 to purchase 1,200,000 shares of the Common Stock at $0.60 per share.

Mr. Wachtel is also a managing partner of Wachtel & Masyr, LLP, corporate counsel to the Company. During the year ended December 31, 2006 and 2005, we were billed for legal services of approximately $462,000 and $300,000, respectively. At December 31, 2006, we have recorded in accounts payable an obligation for legal fees of approximately $564,000 related to these legal services.

Director Independence

FirstFlight’s Board of Directors uses the definition of Nasdaq in determining whether a director is independent. Under such definition, each of William R. Colaianni, Donald Hecht, Thomas Iovino and Jeffrey B. Mendell qualifies as independent. Accordingly, all members of the Audit Committee and all members of the Nominating Committee qualify as independent. Of the three members of the Compensation Committee, only Alvin S. Trenk would not qualify as independent because he is the father of a former director and executive officer who first resigned on October 31, 2006.

In making its determination as to the independence of the five directors listed above, the Board did not consider any transactions, relationships or arrangements of such directors with the Company because there were none other then compensation arrangements for service applicable to them generally.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Merger dated as of July 26, 2004 by and between FirstFlight (then named Shadows Bend Development, Inc.) and FBO Air, Inc, an Arizona corporation (without schedules). (1)

3(i)	Articles of Incorporation of FirstFlight filed on June 2, 1998 (2)

3 (i)(1)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i) filed on October 15, 1999. (2)

3 (i)(2)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i) filed on June 2, 2000. (2)

3 (i)(3)	Certificate of Amendment to FirstFlight’s Articles of Incorporation (Exhibit 3(j) filed on July 30, 2004. (1)

3 (i) (4)	Certificate of Designations. (3)

3 (i) (5)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i)) filed on December 13, 2006.(4)

3 (i) (6)	Restated Articles of Incorporation.(4)

3 (ii)	Bylaws of FirstFlight previously in effect (2)

3(ii) (1)	Bylaws of FirstFlight as currently in effect. (15)

4.1	Common Stock Certificate. (15)

4.2	Form of 10% Senior Secured Promissory Note due March 31, 2008 or April 8, 2008. (5)

4.3	Copy of General Security Agreement dated as of June 30, 2005. (5)

4.4	Form of Warrant expiring March 31, April 8 or April 15, 2010. (5)

4.5	Registration Rights Agreement (without schedule or exhibit). (5)

4.6	Form of Co-Investor Registration Rights Agreement (without schedule or exhibit). (5)

4.7	Copy of Warrant expiring September 22, 2010. (6)

4.8	Form of Subscription Agreement (including registration rights commitment). (13)

4.9	Form of Letter Agreement dated May 24, 2005 by and between FirstFlight and Laidlaw & Company, Ltd (5)

10.1	Copy of Employment Agreement dated as of April 1, 2005 by and between Robert J. Ettinger and FirstFlight. (5)

10.2	Copy of Business Development Agreement dated as of January 2, 2004 by and between Jeffrey M. Trenk and FBO Air (as the successor by merger to FBO Air, Inc., an Arizona corporation). (8)

10.3	Copy of Employment Agreement dated as of April 1, 2005 between Jeffrey M. Trenk and FirstFlight. (5)

10.4	Copy of First Amendment dated as of October 31, 2006 by and between Jeffrey M. Trenk and FirstFlight.(7)

10.5	Copy of Employment Agreement dated as of January 2, 2004 by and between Ronald J. Ricciardi and FirstFlight (as the successor by merger to FBO Air, Inc., an Arizona corporation). (8)

10.6	Copy of First Amendment effective April 1, 2005 to the Ricciardi Employment Agreement, a copy of which is filed as Exhibit 10.5. (5)

10.7	Copy of Second Amendment to the Ricciardi Employment Agreement, a copy of which is filed as Exhibit 10.(15)

10.8	Copy of Asset Purchase Agreement dated March 31, 2005 among FBO Air - Garden City and John A. Crotts. (5)

10.9	Copy of Employment Agreement between FBO Air - Garden City, Inc. and John A. Crotts. (5)

10.10	Copy of Stock Purchase Agreement dated March 31, 2005 between Tech Aviation Source, Ronald D. Ertley, Frank E. Paczewski, and FBO Air Wilkes-Barre, Inc. (5)

10.11	Copy of Employment Agreement dated March 31, 2005 between Tech Aviation Service, Inc, and Frank E. Paczewski. (5)

10.12	Copy of Convertible Loan Agreement dated April 16, 2004 among FBO Air and the investors mentioned in Schedule A. (1)

10.13	Copy of the Letter Agreement dated as of July 26, 2004 to the Convertible Loan Agreement, a copy of which is filed as Exhibit 10.10. (9)

10.14	Form of Convertible Notes due April 15, 2009. (1)

10.15	Copy of Letter Agreement dated October 21, 2004 amending the Convertible Notes, the form of which is filed as Exhibit 10.14 (9)

10.16	Copy of Stock Purchase Agreement Dated as of September 22, 2005 by and among Airborne, Inc., John H. Dow, Daphne Dow and FirstFlight (without a schedule or exhibit). (10)

10.17	Copy of Employment Agreement dated as of September 23, 2005 among John Dow, Airborne, Inc. and FirstFlight. (10)

10.18	Copy of Lease dated as of September 23, 2005 between John H. Dow and Daphne Dow, as the Landlord, and Airborne, Inc., as the Tenant. (10)

10.19	Copy of Term Loan Agreement dated as of September 23, 2005 by and among FirstFlight, Airborne, Inc., and Airport Capital, LLC. (10)

10.20	Copy of the FirstFlight, Inc. Stock Option Plan of 2005 dated as of December 13, 2005 (14)

10.21	Copy of Employment Agreement dated as of September 1, 2006 between FirstFlight and Keith P. Bleier.(12)

14	Code of Ethics.(12)

21	Subsidiaries (13)

31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (15)

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (15)

Footnotes:

(1) Incorporated by reference to FirstFlight's Current Report on Form 8-K filed on August 27, 2004.

(2) Incorporated by reference to FirstFlight’s Registration Statement Form SB-2, File No. 333-56046.

(3) Incorporated by reference to FirstFlight's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed on  March 29, 2005.

(4) Incorporated by reference to FirstFlight’s Current Report on Form 8-K filed on December 18, 2006

(5) Incorporated by reference to FirstFlight's Current Report on Form 8-K filed on April 6, 2005.

(6) Incorporated by reference to FirstFlight's Current Report on Form 8-K/A filed on November 3, 2005.

(7) Incorporated by reference to FirstFlight’s Current Report on Form 8-K filed on November 6, 2006.

(8) Incorporated by reference to FirstFlight's Current Report on Form 8-K filed on October 5, 2004.

(9) Incorporated by reference to FirstFlight's Current Report on Form 8-K/A filed on November 4, 2004.

(10) Incorporated by reference to FirstFlight's Current Report on Form 8-K filed on September 28, 2005.

(11) Incorporated by reference to FirstFlight’s Current Report on Form 8-K filed on September 21, 2006.

(12) Incorporated by reference to FirstFlight’s Current Report on Form 8-K filed on May 24, 2006.

(13) Incorporated by reference to FirstFlight’s Registration Statement on Form SB-2, File No. 333-138994.

(14) Incorporated by reference to FirstFlight’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(15) Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by Marcum & Kliegman was $186,000 and $80,000 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2006 and 2005, respectively, and the reviews of the financial statements included in the Company’s Forms 10-QSB for those fiscal years.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered was $0 for the fiscal years ended December 31, 2006 and 2005.

Tax Fees. For the years ended December 31, 2006 and 2005, the principal accountant billed $25,000 and $10,000, respectively, for tax compliance.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 for the fiscal years ended December 31, 2006 and 2005.

Audit Committee Policies and Procedures. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accountants, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act , which should be nonetheless be approved by the Audit Committee prior to the completion of the audit. Each year the independent registered public accountants’s retention to audit our financial statements, including the associated fee, is approved by the Audit Committee before the filing of the previous year’s Annual Report on Form 10-KSB. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent registered public accountants, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accountants’s independence from management. At each such subsequent meeting, the registered public accountants and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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

FirstFlight, Inc.
(Registrant)
Date: April 17, 2007	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
Vice Chairman of the Board

SIGNATURE	TITLE	DATE

/s/ John H. Dow	Principal Executive Officer, Director	April 17, 2007
John H. Dow

/s/ Keith P. Bleier	Principal Financial and Accounting	April 17, 2007
Keith P. Bleier	Officer

/s/ William B. Wachtel	Director	April 17, 2007
William B. Wachtel

/s/William R. Colaianni	Director	April 17, 2007
William R. Colaianni

/s/ Donald Hecht	Director	April 17, 2007
Donald Hecht

/s/ Thomas Iovino	Director	April 17, 2007
Thomas Iovino

/s/ Jeffrey B. Mendell	Director	April 17, 2007
Jeffrey B. Mendell

/s/ Ronald J. Ricciardi	Director	April 17, 2007
Ronald J. Ricciardi

/s/ Stephen B. Siegel	Director	April 17, 2007
Stephen B. Siegel

/s/ Alvin S. Trenk	Director	April 17, 2007
Alvin S. Trenk

FirstFlight, Inc. Form 10-KSB for the Year Ended December 31, 2006
Exhibits Filed with the Annual Report

INDEX

Exhibit No.	Description of Exhibit
3(ii)(1)	Bylaws of FirstFlight as currently in effect.

4.1	Common Stock Certificate.

10.7	Copy of Second Amendment to the Ricciardi Employment Agreement.

31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

E-1