Form 10QSB
period 2007-03-31
FirstFlight, Inc.
filed 2007-05-21
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to ________________

COMMISSION FILE NUMBER: 000-52593

FIRSTFLIGHT, INC.
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

Yes ☐  No ☒

As of May 14, 2007, the Registrant had 36,582,987 shares of its Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

Yes ☐  No ☒

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Form 10-QSB
March 31, 2007

i

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,363,755
Accounts receivable, net of allowance for
doubtful accounts of $51,781	5,988,930
Inventory	211,968
Note receivable	150,000
Prepaid expenses and other current assets	245,718
Total current assets	7,960,371

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $249,932	1,092,150

OTHER ASSETS
Deposits	26,500
Intangible assets - trade names	420,000
Other intangible assets, net of
accumulated amortization of $329,270	310,730
Goodwill	4,194,770
Total other assets	4,952,000
TOTAL ASSETS	$14,004,521

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,663,768
Customer deposits	672,596
Accrued expenses	307,271
Notes payable - current portion	116,503
Total current liabilities	7,760,138

LONG-TERM LIABILITIES
Notes payable - less current portion	297,519
Total liabilities	8,057,657

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	-
Common stock - $.001 par value; authorized 100,000,000;
36,582,987 issued and outstanding	36,583
Additional paid-in capital	18,446,063
Accumulated deficit	(12,535,782)
TOTAL STOCKHOLDERS' EQUITY	5,946,864

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,004,521

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
REVENUE	$11,245,281	$10,702,121
COST OF REVENUES	9,723,035	8,899,129
GROSS PROFIT	1,522,246	1,802,992

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES (including $65,460 and $37,000
of stock based compensation, respectively)	1,752,071	1,998,725

OPERATING LOSS	(229,825)	(195,733)

OTHER INCOME (EXPENSE)
OTHER INCOME	60,156	—
GAIN ON SALE OF FIXED ASSETS	33,705	—
INTEREST INCOME	17,373	5,452
INTEREST EXPENSE	(6,263)	(176,467)

TOTAL OTHER INCOME (EXPENSE)	104,971	(171,015)

NET LOSS	$(124,854)	$(366,748)

Deemed dividend to preferred stockholders:
Amortization of discount	—	(728,913)

Amortization of deferred financing costs	—	(484,057)

Preferred stock dividend	—	(68,881)

Net loss applicable to common stockholders	$(124,854)	$(1,648,599)

Basic and Diluted Net Loss Per
Common Share applicable to common stockholders	$(0.00)	$(0.11)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	36,592,387	15,392,118

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(124,854)	$(366,748)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,225	94,798
Amortization of debt discount	—	170,993
Stock based compensation	65,460	37,000
Income from extinguishment of debt	(60,681)	—
Gain on sale of fixed assets	(33,705)	—
Changes in operating assets and liabilities:
Accounts receivable	(905,406)	(768,151)
Inventory	(18,555)	24,516
Prepaid expenses and other current assets	35,205	104,052
Accounts payable	1,036,362	174,114
Customer deposits	273,811	(33,647)
Accrued interest and dividends	—	36,895
Accrued expenses	(225,717)	(27,013)
TOTAL ADJUSTMENTS	265,999	(186,443)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	141,145	(553,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	298,000	—
Repayment of note receivable	—	200,000
Purchase of property and equipment	(115,961)	(39,963)
NET CASH PROVIDED BY INVESTING ACTIVITIES	182,039	160,037

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(122,924)	(53,436)
Re-purchase of stock	(18,375)	—
NET CASH USED IN FINANCING ACTIVITIES	(141,299)	(53,436)

NET CHANGE IN CASH AND CASH EQUIVALENTS	181,885	(446,590)

CASH AND CASH EQUIVALENTS - Beginning	1,181,870	1,330,450
CASH AND CASH EQUIVALENTS - Ending	$1,363,755	$883,860

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS, CONTINUED
(UNAUDITED)

	For the Three Months Ended March 31,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$6,263	$17,400
Income taxes	$525	$—

Non-cash investing and financing activities:
Common stock issued to settle obligation	$—	$18,750
Cashless exercise of stock options	$24	$207
Redeemable convertible preferred stock converted to common stock	$—	$600,000

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes included in the FirstFlight, Inc. and Subsidiaries (formerly FBO Air, Inc. and Subsidiaries) (collectively, the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 17, 2007.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of March 31, 2007 and the results of operations and statements of cash flows for the periods shown not misleading have been included.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 - Management’s Liquidity Plans

Since inception, the Company has incurred net losses. The Company generated revenue of $11,245,281 for the three months ended March 31, 2007. For the three months ended March 31, 2007, net cash provided by operating activities was $141,145 and net cash provided by investing activities was approximately $182,039. As of March 31, 2007, the Company had cash and cash equivalents of $1,363,755 and had working capital of $200,233.

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

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. Although the Company believes that it has sufficient liquidity to sustain its existing business for the next twelve months, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of FirstFlight, Inc. and its wholly-owned subsidiaries, FBO Air Wilkes-Barre, Inc. (“FBO Wilkes-Barre”), FBO Air Garden City, Inc. (“FBO Garden City”), Airborne, Inc. (“Airborne”), Margeson & Associates, Inc. (“Margeson”) and Tech Aviation Flight School, Inc. (“TAFS”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Net Loss Per Common Share

Basic net loss per common share is computed based on the weighted average number of shares of the Common Stock outstanding during the periods presented. Common stock equivalents, consisting of options, warrants and convertible preferred stock, were not included in the calculation of the diluted loss per share because their inclusion would have had the effect of decreasing the loss per share otherwise computed. The total shares issuable upon the exercise of stock options, warrants and convertible preferred stock as of March 31, 2007 and 2006 were 12,402,121 and 17,576,400, respectively.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the original provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2007 and 2006, the Company incurred stock based compensation of $65,460 and $37,000, respectively. As of March 31, 2007, the unamortized fair value of the options totaled $306,808.

The fair value of each share-based payment awards was estimated using the Black-Scholes option pricing model with the following weighted average fair values as follows:

Inventory

Inventory consists primarily of maintenance parts and aviation fuel, which the Company dispenses to its customers. Inventory amounted to $211,968 as of March 31, 2007 and included $46,299 of inventory held for third parties.

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform with the presentation of the current period financial statements. These classifications have no effect on the previously reported loss.

Income Taxes

Although the Company has federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized in future periods. The Company’s ability to use its net operating loss carry forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Upon adoption of FIN No. 48, the Company recognized no changes in the liability for unrecognized tax benefits.

The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company recognized no charges for interest and penalties related to unrecognized tax benefits in the Condensed Consolidated Balance Sheet.

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 4 - Stockholders’ Equity

In March 2007, the Company repurchased 25,000 shares that had been issued in a settlement and for which the holder had a right to put the shares back to the Company at a cost of $18,375.

Stock Options

Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2007	2,310,000	$0.86
Granted	—	—
Exercised	(25,000)	0.01
Forfeited	(1,000,000)	1.05
Balance, March 31, 2007	1,285,000	$0.73

During the three months ended March 31, 2007, a director of the Company exercised an option to purchase 25,000 shares on a cashless basis and received 24,194 shares. In addition, the options of two former executives to purchase an aggregate of 1,000,000 shares were forfeited.

	Option exercise price						Total	Aggregate Intrinsic Value
	$0.40	$0.50	$0.51	$0.60	$0.64	$1.60
Outstanding	250,000	250,000	160,000	275,000	100,000	250,000	1,285,000	$—
Weighted average remaining contractual life of options outstanding (in years)	4.50	4.00	2.00	4.32	3.75	3.00
Exercisable	250,000	250,000	60,000	—	100,000	250,000	910,000	$—

NOTE 5 - Related Parties

The firm of Wachtel & Masyr, LLP is corporate counsel to the Company. William B. Wachtel, FirstFlight’s Chairman of the Board, is a managing partner of this firm. During the three months ended March 31, 2007, the Company was billed for legal services of approximately $34,000. At March 31, 2007, the Company has recorded in accounts payable an obligation for legal fees of approximately $598,000 related to these legal services.

The charter division of the Company manages several aircraft owned by an entity in which Mr. Wachtel along with two other directors of FirstFlight, Thomas Iovino and Stephen B. Siegel, are members. During the three months ended March 31, 2007, the Company recorded revenue and expenses of $1,009,519 and $828,604, respectively, related to the Company’s management of these aircraft. At March 31, 2007 the Company had recorded in accounts receivable a balance of approximately $644,000 owed from this entity. During the three months ended March 31, 2006, the Company recorded revenue and expenses of $1,264,791 and $1,017,430, respectively, related to the management of the aircraft.

On May 24, 2006, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a director and the current President and Chief Executive Officer of FirstFlight, and the other member is an employee of its charter segment. The terms of the lease provided for the payment of rent of $17,000 per month and a charge of $600 for each hour of aircraft use. The lease agreement further provided that this aircraft would be managed by FirstFlight through its charter segment, and through which the Company would retain 90% of the associated charter revenue. The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor. During the three months ended March 31, 2007 and 2006, FirstFlight recorded no revenue or expenses in conjunction with the lease of this aircraft. The lease agreement was subsequently terminated in February 2007 and was replaced by the lease described in the following paragraph.

On April 26, 2007, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a director and the current President and Chief Executive Officer of FirstFlight, and the other member is an employee of its charter segment. The terms of the lease provide for the payment of rent of $20,000 per month and a charge of $500 for each hour of aircraft use. The lease agreement, which is for a period of one year, further provides that this aircraft will be managed by FirstFlight through its charter segment, and through which the Company will retain 90% of the associated charter revenue.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 6 - Segment Data

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

The following tables summarize financial information about the Company’s business segments for the three months ended March 31, 2007 and 2006:

	For the Three Months Ended March 31,
	2007	2006
Revenue
Charter	$9,509,904	8,614,288
FBO	1,157,512	1,358,357
Maintenance	577,865	729,476
Corporate	—	—
Consolidated Revenue	11,245,281	10,702,121
Income (Loss) from Operations
Charter	$290,299	410,695
FBO	(10,793)	4,284
Maintenance	(135,038)	(24,458)
Corporate	(374,293)	(586,254)
Consolidated Income (Loss) from Operations	(229,825)	(195,733)
Depreciation and Amortization
Charter	$61,747	65,128
FBO	34,220	15,309
Maintenance	3,258	14,361
Corporate	—	—
Consolidated Depreciation and Amortization	99,225	94,798
Interest Income (Expense) - Net
Charter	$6,123	(1,626)
FBO	(7,171)	(1,514)
Maintenance	—	—
Corporate	12,158	(167,875)
Consolidated Interest Income (Expense) - Net	11,110	(171,015)
Capital Expenditures
Charter	$16,765	—
FBO	97,410	39,963
Maintenance	—	—
Corporate	1,786	—
Consolidated Capital Expenditures	115,961	39,963
Identifiable Assets
Charter	$10,811,440	8,589,642
FBO	2,211,499	2,802,343
Maintenance	254,527	254,527
Corporate	727,055	186,132
Consolidated Identifiable Assets	14,004,521	11,832,644

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE 7 - Subsequent Events

On April 19, 2007, under the terms of an employment agreement, FirstFlight granted an executive a stock option to purchase 250,000 shares of the Common Stock at $0.39 per share.

On April 19, 2007, FirstFlight granted to each of the seven non-employee directors a stock option to purchase 25,000 shares of the Common Stock, a total of 175,000 shares, at $0.36 per share.

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

On March 16, 2006, FirstFlight formed Margeson and Associates, Inc. (“Margeson”), an insurance brokerage company that primarily represents and sells aviation oriented insurance.

As of March 31, 2007, the Company had cash and cash equivalents of $1,363,755 and had working capital of $200,233. The Company generated revenues of $11,245,281 for the three months ended March 31, 2007. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of $6,053,802 and $12,640,175, respectively for the period January 17, 2003 (date of inception) through March 31, 2007. For the three months ended March 31, 2007, net cash provided by operating activities was $141,145 and net cash provided by investing activities was approximately $182,039.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2007 and 2006.

Revenue

We had overall revenue of $11,245,281 for the three months ended March 31, 2007 as compared to revenue of $10,702,121 for the three months ended March 31, 2006. The charter segment generated $9,477,763 of total revenue for the three months ended March 31, 2007, the FBO segment generated $1,157,512 and the maintenance segment generated $577,865.

Charter Segment

The charter segment of FirstFlight is engaged in aircraft charter management activities, providing on-call passenger air transportation. Charter services are provided through a fleet of managed aircraft for which we provide regulatory and maintenance oversight for the managed aircraft, while also offering charter services.

We managed 17 aircraft for their owners at March 31, 2007. These aircraft are offered for charter when not in use by their owners. Fee revenue is generated from management of the aircraft - ensuring that the aircraft meets compliance with manufacturer and FAA regulations in addition to generating revenue from charter activity.

Of the $9,477,763 in charter segment revenue in the three months ended March 31, 2007, $7,317,730 (77.2%) was generated directly through the charter of aircraft. Aircraft management services produced $1,874,708 (19.8%) in revenue, and $281,343 (3.0%) was from the sale of fuel. During the three months ended March 31, 2006, the charter segment generated $8,614,288 in revenue with $6,391,745 (74.2%) being generated directly through the charter of aircraft; $1,761,253 (20.4%) related to aircraft management services; $277,971 (3.2%) from the sale of fuel; and $183,319 (2.1%) from aircraft sales commissions and the sale of miscellaneous items.

FBO Segment

The FBO segment has its main facility in Wilkes-Barre, Pennsylvania, with an additional location in Garden City, Kansas and the management of a non-owned FBO facility in Niagara Falls, New York. The FBO segment provides services such as fueling and hangaring for general aviation, commercial and military aircraft along with the operation of a flight school in Pennsylvania and the management of a non-owned FBO facility.

During the three months ended March 31, 2007, of the $1,157,512 in FBO segment revenue, $1,048,194 (90.6%) was generated by the sale of jet fuel, aviation gasoline (“avgas”), and related items; $78,765 (6.8%) related to flight training, and $30,553 (2.6%) was generated by the management of non-owned FBO facilities and the sale of miscellaneous items. During the three months ended March 31, 2006, of the $1,358,357 in FBO segment revenue, $1,236,503 (91.0%) was generated by the sale of jet fuel, avgas and related items; $90,860 (6.7%) related to flight training, and $30,994 (2.3%) was generated by the management of non-owned FBO facilities and the sale of miscellaneous items.

As fuel is the primary driver of revenue in the FBO division, we anticipate a continued variability of pricing for jet fuel and avgas closely mirroring the crude oil marketplace. There has proven to be a fair amount of price elasticity in the segment of turbine-engine aircraft that require jet fuel. There has been, however, a direct relationship between the price of avgas, which is used in piston-engine aircraft, and the amount of leisure flying.

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

During the three months ended March 31, 2007, of the $577,865 in maintenance segment revenue, $217,600 (37.7%) was related to our brake and wheel shop; $175,443 (30.4%) was due to the sale of parts; and $182,478 (31.6%) was generated by labor charges. During the three months ended March 31, 2006, maintenance segment revenue was $729,476 with $283,424 (38.9%) related to labor charges; $256,202 (35.1%) due to the sale of parts; and $187,354 (25.7%) generated by our brake and wheel shop.

Cost of Revenues and Gross Profit

Charter Segment

Cost of revenue for the charter segment for the three months ended March 31, 2007 was $8,433,798, or 89.0% of revenue, for a gross profit of $1,043,965, or 11.0% of revenue. The largest dollar contributor to gross profit was the charter of aircraft under our management (65.8%), followed by management services (20.1%), charter arranged outside our managed fleet (7.9%), and fuel sales (5.8%). Cost of revenue for the three months ended March 31, 2006 was $7,365,156 for a gross profit of $1,249,132 or 14.5% of revenue. The largest dollar contributor to gross profit was the charter of aircraft under our management (66.3%), followed by management services (25.7%), aircraft sales commissions and the sale of miscellaneous items (13.8%), charter arranged for trips outside our managed fleet (8.6%), and fuel sales (5.9%).

Gross profit comparison of the current quarter vs. the year-ago quarter was negatively impacted by the absence of a commission on the sale of an aircraft and sale of other non-recurring items for which there was minimal direct cost of revenue. As a result, $172,723 in gross profit was included in the three months ended March 31, 2006 that was not replicated in the three months ended March 31, 2007. Excluding that amount from gross profit in the year-ago quarter, thus producing a more meaningful comparison, would have resulted in a gross profit of $1,076,409 or 12.5% of revenue.

Beyond the affect of the commission on sale of aircraft and sale of non-recurring items described above, two additional areas impacted the comparison of year-over-year quarterly performance - the relative mix of aircraft deployed for charter and a decline in the gross profit margin of the charter arranged outside of our managed fleet. Management is aware of these circumstances and is actively managing to enhance future margin performance.

FBO Segment

Cost of revenue for the FBO segment for the three months ended March 31, 2007 was $765,806, or 66.2% of revenue, for a gross profit of $391,706, or 33.8% of revenue. The largest contributor to gross profit was the sale of jet fuel, avgas, and related items, with a gross profit of $320,980 (81.9%), the operation of the flight school $40,173 (10.3%) and the contract management of non-owned FBO facilities $30,553 (7.8%). Cost of revenue for the three months ended March 31, 2006 was $977,720 for a gross profit of $380,637 or 28.0% of revenue.

During the three months ended March 31, 2006, a higher average cost per gallon for jet fuel and avgas prevailed as compared to the same period this year. Further, the Company more actively managed the gross profit scenario on a per-transaction basis. The combination of these two factors led to a higher gross profit percentage in the three months ended March 31, 2007 versus the same period last year. As mentioned above, management anticipates continued variability in the pricing of jet fuel and will continue to manage gross profit in related line items, which have a significant impact on the performance of this segment.

Maintenance Segment

Cost of revenue for the maintenance segment for the three months ended March 31, 2007 was $523,432, or 90.6% of revenue, for a gross profit of $54,433, or 9.4% of revenue. The brake and wheel operation and sale of parts generated positive gross profits ($65,348 and $40,173, respectively) while charges for labor generated negative gross profit of $52,412. Cost of revenue for the three months ended March 31, 2006 was $556,253, for a gross profit of $173,223, or 23.7% of revenue.

Management continues to focus efforts on improving the marginal, and overall, performance of the maintenance segment. Since the segment was first broken out in the three months ended September 30, 2006, an effort to fully comprehend its operating dynamics was undertaken. The effort has yielded new perspective on the metrics of good performance and led to an ongoing change to processes and procedures designed to remedy margin erosion. Management has invested in systems that, as they are fully implemented in coming quarters, believes will ultimately position the maintenance segment as a positive contributor at both the gross profit and operating income lines.

Operating Expenses

We had overall operating expenses of $1,752,071 for the three months ended March 31, 2007 including $99,225 in depreciation and amortization and $65,460 in stock based compensation as compared to $1,998,725 for the three months ended March 31, 2006, including $94,798 in depreciation and amortization and $37,000 in stock based compensation.

The charter segment represented $738,100 in operating expenses; the FBO segment, $402,499; and the maintenance segment had $189,471 in operating expenses. The corresponding figures for the three months ended March 31, 2006 were $838,437 in the charter segment, $376,353 for the FBO segment, and $197,681 for the maintenance segment.

Operating expenses attributable to the corporate operations amounted to $374,293 for the three months ended March 31, 2007 as compared to $586,254 for the three months ended March 31, 2006. Stock-based compensation was $65,460 of the total in 2007, compared to the $37,000 in 2006.

As described above, management has dedicated significant attention to cost- and infrastructure-related savings over the past several quarters. We believe that the results for the three months ended March 31, 2007 are indicative of the benefits of that focus, particularly in the corporate operations. The 36% reduction in corporate expenses, equaling $211,961, is the direct result of the elimination of headcount and a decrease in professional expenses due to the addition of our chief financial officer in September 2006 and resultant limitation of expenses associated with an outsourced financial consultant. We anticipate that the benefits of both these areas will continue to register in future reporting periods throughout 2007.

Interest Income/Expense

Net interest income for the three months ended March 31, 2007 was $11,110, while net interest expense for the three months ended March 31, 2006 was $171,015. This year-over-year improvement is a direct result of the interest expense associated with the Senior Secured Notes that were repaid in September 2006.

Net Loss Applicable to Common Stockholders

Net losses applicable to common stockholders for the three months ended March 31, 2007 and 2006 were $124,854 and $1,648,599, respectively, a decrease of $1,523,745. This improvement was largely driven by the elimination of expenses related to preferred stock ($797,794 in dividend and discount amortization charges) and the recording of deferred financing costs ($484,057) in the three months ended March 31, 2006. These eliminations, in addition to the reduction of interest expense as noted above, were directly related to the conversion of preferred stock to common stock and repayment of senior debt in connection with the $5.025 million offering we completed in September 2006.

Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of Common Stock outstanding during the periods presented. Common stock equivalents, consisting of options and warrants, were not included in the calculation of the diluted losses per share because their inclusion would have been anti-dilutive. Basic and diluted net losses per share applicable to common stockholders were $0.00 and $0.11 for the three months ended March 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has incurred net losses. The Company generated revenue of $11,245,281 for the three months ended March 31, 2007. For the three months ended March 31, 2007, net cash provided by operating activities was $141,145 and net cash provided by investing activities was approximately $182,039. As of March 31, 2007, the Company had cash and cash equivalents of $1,363,755 and had working capital of $200,233.

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

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. Although the Company believes that it has sufficient liquidity to sustain its existing business for the next twelve months, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all.

During the three months ended March 31, 2007, the Company had a net increase in cash and cash equivalents of $181,885. The Company's sources and uses of funds during this period were as follows:

Cash Provided by (Used In) Operating Activities

For the three months ended March 31, 2007, net cash provided by operating activities was $141,145. The primary sources of cash for 2007 were from changes in operating assets and liabilities. For the three months ended March 31, 2006, net cash used in operating activities was $553,191. The primary decrease in cash for 2006 related to a large increase in accounts receivable that had not yet been converted to cash.

Cash Provided by Investing Activities

For the three months ended March 31, 2007, net cash provided by investing activities was $182,039 attributable to a net gain on the sale of assets of $298,000 offset by the purchase of equipment of $115,961. For the three months ended March 31, 2006, net cash provided by investing activities was $160,037 attributable to the proceeds from a note receivable of $200,000, offset by the purchase of equipment of $39,963.

Cash Used In Financing Activities

For the three months ended March 31, 2007, net cash used in financing activities was $141,299, primarily consisting of the repayment of notes. For the three months ended March 31, 2006, net cash used in financing activities was $53,436, consisting of the repayment of notes. The increase for 2007 primarily resulted when the Company made a $100,000 payment on a seller financed note.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the original provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2007 and 2006, the Company incurred stock based compensation of $65,460 and $37,000, respectively. As of March 31, 2007, the unamortized fair value of the options totaled $306,808.

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

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Upon adoption of FIN No. 48, we recognized no changes in the liability for unrecognized tax benefits.

We record interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we recognized no charges for interest and penalties related to unrecognized tax benefits in our Condensed Consolidated Balance Sheet.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors may be described in greater detail in our filings from time to time with the Securities and Exchange Commission (the “SEC”), which we strongly urge you to read and consider. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3 - Controls and Procedures

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that it discloses the required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and forms of the SEC. Management, including its principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that its disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective and ensure that (i) it discloses the required information in reports that it files under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2007, no changes were made to its internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our principal executive officer and principal accounting officer have concluded that such controls and procedures are effective at the "reasonable assurance" level.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2007, the Company was not a party to any pending legal proceeding as to which disclosure was required pursuant to Item 103 of Regulation S-B of the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable.

(b)    Not applicable

(c)    Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)  FirstFlight is not aware of any information to be disclosed in a Report on Form 8-K during the quarter ended March 31, 2007 that has not already been reported.

(b)  There have been no changes to the procedures by which security holders of FirstFlight may recommend nominees to its Board of Directors since the Board set forth such policy in its proxy statement for its Annual Meeting of Stockholders held on December 12, 2006 (the “Proxy Statement”). The Proxy Statement stated such policy to be as follows:

Even though the Nominating Committee does not have a charter or a formal policy with regard to the consideration of any director candidates recommended by FirstFlight’s stockholders, the Nominating Committee will consider such candidates if a stockholder makes his, her or its recommendation in writing addressed to the Chairman of the Nominating Committee (currently Stephen P. Siegel), at FirstFlight’s headquarters office (currently 236 Sing Sing Road, Horseheads, NY 14845). Such recommendation should give the business history and other biographical information as to the proposed nominee and the reasons for suggesting such person as a director of FirstFlight. The Nominating Committee will then promptly review the recommendation and adviser the stockholder of its conclusions and, if a rejection, the reasons therefor. Minimum qualifications for consideration include that the candidate is independent within the definitions used by the New York Stock Exchange or the Nasdaq Stock Market and that he or she is not engaged in any business or owns securities in any entity that would create a conflict with FirstFlight and its subsidiaries.

(c)  In the Proxy Statement, FirstFlight indicated that, because its fiscal year ends on December 31st of each year and because its Annual Report on Form 10-KSB containing its audited financial statements for the prior year has to be filed on or before the subsequent March 31st (or 15 days later if FirstFlight files for an extension), FirstFlight’s Board of Directors intended to hold future Annual Meetings of Stockholders on a date in the month of May or June so that FirstFlight’s stockholders could receive on a timely basis a copy of the audited financial statements in connection with such Meeting. In the Proxy Statement, FirstFlight anticipated that it would mail the proxy material for the Annual Meeting of Stockholders in 2007 on or before May 15, 2007 and that, if such date changed, FirstFlight intended to include a notice to such effect in a Quarterly Report on Form 10-QSB. FirstFlight made these statements in the Proxy Statement as a matter of corporate governance even though FirstFlight was not then subject to the federal proxy rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including those obligations of a registered company to send an annual report to its stockholders and to entertain appropriate stockholder proposals for consideration at stockholders’ meetings.

On April 30, 2007, FirstFlight registered the Common Stock pursuant to Section 12(g) of Exchange Act and, accordingly, became subject thereafter to Section 14 of the Exchange Act and the proxy rules promulgated thereunder. Rather than having FirstFlight incur the expenses of calling its next Annual Meeting of Stockholders in May or June 2007, less than six months after the first Annual Meeting of Stockholders held since the reverse merger transaction on August 20, 2004, the Board has determined to call the next Annual Meeting of Stockholders for a date in May or June 2008. In connection with such Meeting, stockholders will receive a copy of an Annual Report containing the audited financial statements for the fiscal year ending December 31, 2007 and proxy material intended to comply with Regulation 14A under the Exchange Act.

In the interim, if a stockholder desires a copy of FirstFlight’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the stockholder may request a copy of such periodic report by making a written or oral request to Ronald J. Ricciardi, Vice Chairman of the Board of FirstFlight, at the following address: 100 Hangar Road, Wilkes-Barre/Scranton International Airport, PA 18641, or telephone number: (570) 457-3400. A reasonable fee for duplicating and mailing will be charged if a copy of any exhibit is requested.

Stockholders’ proposals for inclusion in FirstFlight’s proxy statement for the Annual Meeting of Stockholders in 2008 must be received no later than a reasonable time before FirstFlight prints and mails or sends its proxy material for such Annual Meeting. If a stockholder intends to submit a proposal for consideration at such Annual Meeting by means other than the inclusion of the proposal in FirstFlight’s proxy statement for such Annual Meeting, the stockholder must notify FirstFlight of such intention no later than a reasonable time before FirstFlight prints and mails or sends its proxy material for such Annual Meeting, or risk management exercising discretionary voting authority with respect to the management proxies to defeat such proposal when and if presented at the Annual Meeting. FirstFlight currently anticipates mailing the proxy material for the Annual Meeting of Stockholders in 2008 on or before May 16, 2008. Should such date or the proposed date of the Annual Meeting change, the Company intends to include a notice to such effect in a Quarterly Report on Form 10-QSB.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Merger dated as of July 26, 2004 by and between FirstFlight (then named Shadows Bend Development, Inc.) and FBO Air, Inc, an Arizona corporation (without schedules). (1)

3(i)	Articles of Incorporation of FirstFlight filed on June 2, 1998 (2)

3 (i)(1)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i) filed on October 15, 1999. (2)

3 (i)(2)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i) filed on June 2, 2000. (2)

3 (i)(3)	Certificate of Amendment to FirstFlight’s Articles of Incorporation (Exhibit 3(j) filed on July 30, 2004. (1)

3 (i) (4)	Certificate of Designations. (3)

3 (i) (5)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i)) filed on December 13, 2006.(4)

3 (i) (6)	Restated Articles of Incorporation.(4)

3 (ii)	Bylaws of FirstFlight previously in effect (2)

3(ii) (1)	Bylaws of FirstFlight as currently in effect. (14)

4.1	Common Stock Certificate. (14)

4.2	Form of 10% Senior Secured Promissory Note due March 31, 2008 or April 8, 2008. (5)

4.3	Copy of General Security Agreement dated as of June 30, 2005. (5)

4.4	Form of Warrant expiring March 31, April 8 or April 15, 2010. (5)

4.5	Registration Rights Agreement (without schedule or exhibit). (5)

4.6	Form of Co-Investor Registration Rights Agreement (without schedule or exhibit). (5)

4.7	Copy of Warrant expiring September 22, 2010. (6)

4.8	Form of Subscription Agreement (including registration rights commitment). (12)

4.9	Form of Letter Agreement dated May 24, 2005 by and between FirstFlight and Laidlaw & Company, Ltd (5)

4.10	Form of Warrant expiring August 31, 2011 (15)

10.1	Copy of Employment Agreement dated as of April 1, 2005 by and between Robert J. Ettinger and FirstFlight. (5)

10.2	Copy of Business Development Agreement dated as of January 2, 2004 by and between Jeffrey M. Trenk and FBO Air (as the successor by merger to FBO Air, Inc., an Arizona corporation). (8)

10.3	Copy of Employment Agreement dated as of April 1, 2005 between Jeffrey M. Trenk and FirstFlight. (5)

10.4	Copy of First Amendment dated as of October 31, 2006 by and between Jeffrey M. Trenk and FirstFlight.(7)

10.5	Copy of Employment Agreement dated as of January 2, 2004 by and between Ronald J. Ricciardi and FirstFlight (as the successor by merger to FBO Air, Inc., an Arizona corporation). (8)

10.6	Copy of First Amendment effective April 1, 2005 to the Ricciardi Employment Agreement, a copy of which is filed as Exhibit 10.5. (5)

10.7	Copy of Second Amendment to the Ricciardi Employment Agreement, a copy of which is filed as Exhibit 10.5(14)

10.8	Copy of Asset Purchase Agreement dated March 31, 2005 among FBO Air - Garden City and John A. Crotts. (5)

10.9	Copy of Employment Agreement between FBO Air - Garden City, Inc. and John A. Crotts. (5)

10.10	Copy of Stock Purchase Agreement dated March 31, 2005 between Tech Aviation Source, Ronald D. Ertley, Frank E. Paczewski, and FBO Air Wilkes-Barre, Inc. (5)

10.11	Copy of Employment Agreement dated March 31, 2005 between Tech Aviation Service, Inc, and Frank E. Paczewski. (5)

10.12	Copy of Convertible Loan Agreement dated April 16, 2004 among FBO Air and the investors mentioned in Schedule A. (1)

10.13	Copy of the Letter Agreement dated as of July 26, 2004 to the Convertible Loan Agreement, a copy of which is filed as Exhibit 10.12. (9)

10.14	Form of Convertible Notes due April 15, 2009. (1)

10.15	Copy of Letter Agreement dated October 21, 2004 amending the Convertible Notes, the form of which is filed as Exhibit 10.14 (9)

10.16	Copy of Stock Purchase Agreement Dated as of September 22, 2005 by and among Airborne, Inc., John H. Dow, Daphne Dow and FirstFlight (without a schedule or exhibit). (10)

10.17	Copy of Employment Agreement dated as of September 23, 2005 among John Dow, Airborne, Inc. and FirstFlight. (10)

10.18	Copy of Lease dated as of September 23, 2005 between John H. Dow and Daphne Dow, as the Landlord, and Airborne, Inc., as the Tenant. (10)

10.19	Copy of Term Loan Agreement dated as of September 23, 2005 by and among FirstFlight, Airborne, Inc., and Airport Capital, LLC. (10)

10.20	Copy of the FirstFlight, Inc. Stock Option Plan of 2005 dated as of December 13, 2005 (13)

10.21	Copy of Employment Agreement dated as of September 1, 2006 between FirstFlight and Keith P. Bleier.(11)

31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (16)

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (16)

Footnotes:

(1) Incorporated by reference to FirstFlight's Current Report on Form 8-K filed on August 27, 2004.

(2) Incorporated by reference to FirstFlight’s Registration Statement Form SB-2, File No. 333-56046.

(3) Incorporated by reference to FirstFlight's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

(8) Incorporated by reference to FirstFlight's Current Report on Form 8-K filed on October 5, 2004.

(9) Incorporated by reference to FirstFlight's Current Report on Form 8-K/A filed on November 4, 2004.

(10) Incorporated by reference to FirstFlight's Current Report on Form 8-K filed on September 28, 2005.

(11) Incorporated by reference to FirstFlight’s Current Report on Form 8-K filed on September 21, 2006.

(12) Incorporated by reference to FirstFlight’s Registration Statement on Form SB-2, File No. 333-138994.

(13) Incorporated by reference to FirstFlight’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(14) Incorporated by reference to FirstFlight’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(15) Incorporated by reference to FirstFlight’s Current Report of Form 8-K filed on September 8, 2006.

(16) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstFlight, Inc.
(Registrant)
Date: May 17, 2007	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
Vice Chairman of the Board

SIGNATURE	TITLE	DATE

/s/ John H. Dow	Principal Executive Officer, Director	May 17, 2007
John H. Dow

/s/ Keith P. Bleier	Principal Financial and Accounting	May 17, 2007
Keith P. Bleier	Officer

/s/ William B. Wachtel	Director	May 17, 2007
William B. Wachtel

/s/ William R. Colaianni	Director	May 17, 2007
William R. Colaianni

/s/ Donald Hecht	Director	May 17, 2007
Donald Hecht

/s/ Thomas Iovino	Director	May 17, 2007
Thomas Iovino

/s/ Jeffrey B. Mendell	Director	May 17, 2007
Jeffrey B. Mendell

/s/ Ronald J. Ricciardi	Director	May 17, 2007
Ronald J. Ricciardi

/s/ Stephen B. Siegel	Director	May 17, 2007
Stephen B. Siegel

/s/ Alvin S. Trenk	Director	May 17, 2007
Alvin S. Trenk