Form 10QSB
period 2007-06-30
FirstFlight, Inc.
filed 2007-08-14
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Yes ☐          No ☒

As of August 10, 2007, the Registrant had 36,582,987 shares of its Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

Yes ☐          No ☒

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Form 10-QSB
June 30, 2007

i

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,590,449
Accounts receivable, net of allowance for
doubtful accounts of $51,094	5,175,229
Inventory	207,759
Note receivable	150,000
Prepaid expenses and other current assets	312,027
Total current assets	7,435,464

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $289,412	1,094,450

OTHER ASSETS
Deposits	29,800
Intangible assets - trade names	420,000
Other intangible assets, net of
accumulated amortization of $382,605	257,395
Goodwill	4,194,770
Total other assets	4,901,965
TOTAL ASSETS	$13,431,879

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,887,119
Customer deposits	283,454
Accrued expenses	648,502
Notes payable - current portion	120,353
Total current liabilities	6,939,428

LONG-TERM LIABILITIES
Notes payable - less current portion	291,920
Total liabilities	7,231,348

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—
Common stock - $.001 par value; authorized 100,000,000;
36,582,987 issued and outstanding	36,583
Additional paid-in capital	18,571,087
Accumulated deficit	(12,407,139)
TOTAL STOCKHOLDERS' EQUITY	6,200,531

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,431,879

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

REVENUE	$11,860,524	$8,968,720	$23,105,805	$19,670,841
COST OF SALES	9,867,374	7,509,221	19,590,409	16,382,195
GROSS PROFIT	1,993,150	1,459,499	3,515,396	3,288,646

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES (including $92,441 and $161,110; and $234,469 and $271,469 of stock based compensation for the three and six months ended June 30, 2007 and 2006, respectively)	1,867,266	2,271,655	3,619,338	4,296,537

OPERATING INCOME (LOSS)	125,884	(812,156)	(103,942)	(1,007,891)

OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	—	155,700	57,055	155,700
GAIN (LOSS) ON SALE OF FIXED ASSETS	(4,050)	—	32,756	—
INTEREST INCOME	15,308	4,641	32,681	10,093
INTEREST EXPENSE	(8,497)	(197,027)	(14,760)	(373,493)

TOTAL OTHER INCOME (EXPENSE)	2,761	(36,686)	107,732	(207,700)

NET INCOME (LOSS)	$128,645	$(848,842)	$3,790	$(1,215,591)

Deemed dividend to preferred stockholders:
Amortization of discount	—	(327,435)	—	(1,056,348)

Amortization of deferred financing costs	—	(141,804)	—	(625,861)

Preferred stock dividend	—	(63,395)	—	(132,276)

Net income (loss) applicable to common stockholders	$128,645	$(1,381,476)	$3,790	$(3,030,076)

Basic Net Income (Loss) Per Common Share
applicable to common stockholders	$0.00	$(0.09)	$0.00	$(0.19)
Diluted Net Income (Loss) Per Common Share
applicable to common stockholders	$0.00	$(0.09)	$0.00	$(0.19)
Weighted Average Number of Common Shares
Outstanding - Basic	36,587,661	16,236,834	36,587,661	15,816,809
Weighted Average Number of Common Shares
Outstanding - Diluted	36,587,661	16,236,834	36,587,661	15,816,809

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,790	$(1,215,591)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	195,290	206,338
Amortization of debt discount	—	240,049
Stock based compensation	161,110	271,469
Income from extinguishment of debt	(60,681)	—
Gain on sale of fixed assets	(32,756)	—
Changes in operating assets and liabilities:
Accounts receivable	(91,705)	(618,731)
Inventory	(14,346)	(4,305)
Prepaid expenses and other current assets	(31,105)	74,319
Accounts payable	259,712	27,197
Customer deposits	(115,331)	272,211
Accrued interest and dividends	—	68,963
Accrued expenses	144,889	285,138
TOTAL ADJUSTMENTS	415,077	822,648

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	418,867	(392,943)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	298,000	—
Repayment of note receivable	—	200,000
Purchase of property and equipment	(165,240)	(57,753)
NET CASH PROVIDED BY INVESTING ACTIVITIES	132,760	142,247

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(124,673)	(211,869)
Re-purchase of stock	(18,375)	—
NET CASH USED IN FINANCING ACTIVITIES	(143,048)	(211,869)

NET CHANGE IN CASH AND CASH EQUIVALENTS	408,579	(462,565)

CASH AND CASH EQUIVALENTS - Beginning	1,181,870	1,330,450
CASH AND CASH EQUIVALENTS - Ending	$1,590,449	$867,885

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS, CONTINUED
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$14,760	$79,926
Income taxes	$525	$—

Non-cash investing and financing activities:
Common stock issued to settle obligation	$—	$48,125
Cashless exercise of stock options	$24	$207
Redeemable convertible preferred stock converted to common stock	$—	$650,000
Purchase of equipment under capital lease	$—	$37,000
Expiration of put option	$29,375	$—

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes included in the FirstFlight, Inc. and Subsidiaries (collectively, the “Company”) Annual Report on Form 10-KSB for the year ended December 31, 2006 filed on April 17, 2007.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of June 30, 2007 and the results of operations and statements of cash flows for the periods shown not misleading have been included.

The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 - Management’s Liquidity Plans

Until the three months ended June 30, 2007, the Company had incurred net losses. The Company generated revenue of $23,105,805 for the six months ended June 30, 2007. For the six months ended June 30, 2007, net cash provided by operating activities was $418,867 and net cash provided by investing activities was $132,760. As of June 30, 2007, the Company had cash and cash equivalents of $1,590,449 and had working capital of $496,036.

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

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan.   During the six months ended June 30, 2007, the Company’s revenue has increased and selling, general and administrative expenses have decreased compared to the same period in the prior year. However, there is no assurance that the Company will be able to sustain this level of operations.  Although the Company believes that it has sufficient liquidity to sustain its existing business for the next twelve months, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of FirstFlight, Inc. and its wholly-owned subsidiaries, FBO Air Wilkes-Barre, Inc. (“FBO Wilkes-Barre”), FBO Air Garden City, Inc. (“FBO Garden City”), Airborne, Inc. (“Airborne”), Margeson & Associates, Inc. (“Margeson”), Tech Aviation Flight School, Inc. (“TAFS”), and H24 Aviation Advisors, LLC (“H24”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Net Income (Loss) Per Common Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.  Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share when their inclusion would be antidilutive.

The following table sets forth the components used in the computation of basic and diluted income (loss) per share:

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2007**	2006*	2007**	2006*
Weighted average common shares outstanding, basic	36,587,661	16,236,834	36,587,661	15,816,809
Common shares upon exercise of options	—	—	—	—
Common shares upon exercise of warrants	—	—	—	—
Conversion of preferred stock to common shares	—	—	—	—
Weighted average common shares outstanding, diluted	36,587,661	16,236,864	36,587,661	15,816,809

*Potential common shares of 18,320,000 for the three and six months ended June 30, 2006, were excluded from the computation of dilution earnings pre share, as their inclusion would be anti dilutive.
** Potential common shares of 12,827,121 for the three and six months ended June 30, 2007, were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during that period.

Stock Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the original provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2007 and 2006, the Company incurred stock based compensation of $161,110 and $271,469, respectively. As of June 30, 2007, the unamortized fair value of the options totaled $374,632. The weighted average remaining amortization period of these options is 1.25 years.

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

The fair value of each share-based payment awards granted during the period was estimated using the Black-Scholes option pricing model with the following weighted average fair values as follows:

For the Six Months Ended June 30, 2007
Dividend yield	0%
Expected volatility	282%
Risk-free interest rate	4.56%
Expected lives	5 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the six months ended June 30, 2007 was $0.38.

Inventory
Inventory consists primarily of maintenance parts and aviation fuel, which the Company dispenses to its customers. Inventory amounted to $207,759 as of June 30, 2007 and included $92,235 of inventory held for third parties.

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

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

In June 2007, a put option expired that, if exercised, would have required the Company to repurchase 57,598 shares of the Common Stock at a cost of $29,375.  This amount was reclassified to equity as of June 30, 2007.

Stock Options
Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2007	2,310,000	$0.86
Granted	425,000	0.38
Exercised	(25,000)	0.01
Forfeited	(1,000,000)	1.05
Balance, June 30, 2007	1,710,000	$0.64

During the six months ended June 30, 2007, a director of the Company exercised an option to purchase 25,000 shares on a cashless basis and received 24,194 shares. In addition, the options of two former executives to purchase an aggregate of 1,000,000 shares were forfeited.

On April 19, 2007, under the terms of an employment agreement, FirstFlight granted an executive a stock option to purchase 250,000 shares of the Common Stock at $0.39 per share, the closing price of the Common Stock on March 30, 2007 (March 31 being a Saturday). The option vested immediately and is exercisable until March 31, 2012. This option is valued at $97,356 and is being amortized over the term of the employment agreement.

On April 19, 2007, FirstFlight granted to each of the seven non-employee directors a stock option to purchase 25,000 shares of the Common Stock, a total of 175,000 shares, at $0.36 per share, the closing price of the Common Stock on April 19, 2007. The options vest over one year and are exercisable until April 18, 2012. These options are valued at $62,909 and are being amortized over the vesting period.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

A summary of the Company’s stock options outstanding and exercisable at June 30, 2007 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.36	175,000	4.75	—	$—
$0.39	250,000	4.75	250,000	$—
$0.40	250,000	4.25	250,000	$—
$0.50	250,000	3.75	250,000	$—
$0.51	160,000	1.75	160,000	$—
$0.60	275,000	4.07	—	$—
$0.64	100,000	3.50	100,000	$—
$1.60	250,000	2.75	250,000	$—

TOTALS	1,710,000		1,260,000	$—

NOTE 5 - Related Parties

The firm of Wachtel & Masyr, LLP is corporate counsel to the Company. William B. Wachtel, FirstFlight’s Chairman of the Board, is a managing partner of this firm. During the six months ended June 30, 2007, the Company was billed for legal services of $54,322. At June 30, 2007, the Company has recorded in accounts payable an obligation for legal fees of $369,803 related to these legal services.

The charter division of the Company manages several aircraft owned by an entity in which Mr. Wachtel along with two other directors of FirstFlight, Thomas Iovino and Stephen B. Siegel, are members. During the six months ended June 30, 2007, the Company recorded direct revenue and expenses of $1,998,880 and $1,680,236, respectively, related to the Company’s management of these aircraft. At June 30, 2007 the Company had recorded in accounts receivable a balance of approximately $737,000 owed from this entity. During the six months ended June 30, 2006, the Company managed one aircraft for Mr. Wachtel and recorded direct revenue and expenses of $318,923 and $275,166, respectively, related to the management of aircraft.

On May 24, 2006, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a director and the current President and Chief Executive Officer of FirstFlight, and the other member is an employee of its charter segment. The terms of the lease provided for the payment of rent of $17,000 per month and a charge of $600 for each hour of aircraft use. The lease agreement further provided that this aircraft would be managed by FirstFlight through its charter segment, and through which the Company would retain 90% of the associated charter revenue. The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor. During the six months ended June 30, 2006, FirstFlight recorded no revenue and expenses of $17,000 in connection with the lease of this aircraft. The lease agreement was subsequently terminated in February 2007 and was replaced by the lease described in the following paragraph.

On April 26, 2007, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a director and the current President and Chief Executive Officer of FirstFlight, and the other member is an employee of its charter segment. The terms of the lease provide for the payment of rent of $20,000 per month and a charge of $500 for each hour of aircraft use. The lease agreement, which is for a period of one year, further provides that this aircraft will be managed by FirstFlight through its charter segment, and through which the Company will retain 90% of the associated charter revenue. The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor. During the six months ended June 30, 2007, the Company recorded revenue of approximately $182,000 and expenses of approximately $187,000 in conjunction with the lease of this aircraft.

NOTE 6 - Segment Data

The Company is an aviation services company with operations in the aircraft charter management (“Charter”), fixed base operations (an “FBO”), and aircraft maintenance (“Maintenance”) segments of the general aviation industry.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

The following table summarizes financial information about the Company’s business segments for the three and six months ended June 30, 2007 and 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue
Charter	$9,328,931	$6,895,707	$18,838,835	$15,509,906
FBO	1,734,713	1,396,717	2,892,226	2,755,163
Maintenance	796,880	676,296	1,374,744	1,405,772
Corporate	—	—	—	—
Consolidated Revenue	11,860,524	8,968,720	23,105,805	19,670,841
Income (Loss) from Operations
Charter	$356,902	$6,654	$653,214	$502,889
FBO	90,559	49,385	72,923	52,625
Maintenance	78,243	(54,504)	(52,756)	(82,153)
Corporate	(399,820)	(813,691)	(777,323)	(1,481,252)
Consolidated Income (Loss) from Operations	125,884	(812,156)	(103,942)	(1,007,891)
Depreciation and Amortization
Charter	$56,432	$75,870	$118,179	$122,759
FBO	36,281	21,309	70,501	69,218
Maintenance	3,352	14,361	6,610	14,361
Corporate	—	—	—	—
Consolidated Depreciation and Amortization	96,065	111,540	195,290	206,338
Interest Income (Expense) - Net
Charter	$5,888	$924	$12,011	$(702)
FBO	(7,532)	(31,384)	(14,703)	(32,898)
Maintenance	—	—	—	—
Corporate	8,455	(161,926)	20,613	(329,800)
Consolidated Interest Income (Expense) - Net	6,811	(192,386)	17,921	(363,400)
Capital Expenditures
Charter	$12,043	$54,790	$28,808	$54,790
FBO	37,236	—	134,646	39,963
Maintenance	—	—	—	—
Corporate	—	—	1,786	—
Consolidated Capital Expenditures	49,279	54,790	165,240	94,753
Identifiable Assets
Charter	$9,885,161	$8,243,482	$9,885,161	$8,243,482
FBO	2,389,287	2,991,549	2,389,287	2,991,549
Maintenance	254,527	254,527	254,527	254,527
Corporate	902,904	179,495	902,904	179,495
Consolidated Identifiable Assets	13,431,879	11,669,053	13,431,879	11,669,053

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

OVERVIEW

FirstFlight, Inc. (“FirstFlight”) is a Nevada corporation, the Common Stock, $0.001 par value (the “Common Stock”), of which is publicly traded, and acts as a holding company for its operational subsidiaries (FirstFlight and its subsidiaries collectively, the "Company" or "we"). We are an aviation services company with operations in the aircraft charter management, fixed base operations (an “FBO”), and aircraft maintenance segments of the general aviation industry.

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

On May 15, 2007, FirstFlight formed H24 Aviation Advisors, LLC (“H24”) to focus on the broker business in the charter segment.

As of June 30, 2007, the Company had cash and cash equivalents of $1,590,449 and had working capital of $496,036. The Company generated revenue of $11,860,524 and $23,105,805 for the three and six months ended June 30, 2007, respectively. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of $5,925,157 and $12,511,531, respectively, for the period January 17, 2003 (date of inception) through June 30, 2007. For the six months ended June 30, 2007, net cash provided by operating activities was $418,867 and net cash provided by investing activities was $132,760.

RESULTS OF OPERATIONS

Comparison of the three and six months ended June 30, 2007 and 2006.

Revenue

We had overall revenue of $11,860,524 and $23,105,805 for the three and six months ended June 30, 2007, respectively compared to revenue of $8,968,720 and $19,670,841 for the three and six months ended June 30, 2006, respectively.

The charter segment generated $9,328,931 of total revenue for the three months ended June 30, 2007, the FBO segment generated $1,734,713 and the maintenance segment generated $796,880. For the three months ended June 30, 2006, the charter segment generated $6,895,707, the FBO segment generated $1,396,717 and the maintenance segment generated $676,296.

The charter segment generated $18,838,835 of total revenue for the six months ended June 30, 2007, the FBO segment generated $2,892,226 and the maintenance segment generated $1,374,744. For the six months ended June 30, 2006, the charter segment generated $15,509,906, the FBO segment generated $2,755,163 and the maintenance segment generated $1,405,772.

Please see below for a more detailed discussion of each segment’s revenue performance.

Cost of Revenue and Gross Profit

Overall cost of revenue for the three months ended June 30, 2007 was $9,867,374 for a gross profit of $1,993,150 or 16.8% of revenue. The charter segment generated 63.6% of the overall gross profit, the FBO segment generated 23.7% and the maintenance segment generated 12.7%. Overall cost of revenue for the three months ended June 30, 2006 was $7,509,221 for a gross profit of $1,459,499 or 16.3% of revenue. The charter segment generated 62.1% of the overall gross profit for this period, the FBO segment generated 30.1% and the maintenance segment generated 7.8%.

Overall cost of revenue for the six months ended June 30, 2007 was $19,590,409 for a gross profit of $3,515,396 or 15.2% of revenue. The charter segment generated 66.6% of the overall gross profit, the FBO segment generated 24.6% and the maintenance segment generated 8.8%. Overall cost of revenue for the six months ended June 30, 2006 was $16,382,195 for a gross profit of $3,288,646 or 16.7% of revenue. The charter segment generated 66.0% of the overall gross profit for this period, the FBO segment generated 25.3% and the maintenance segment generated 8.7%.

As discussed further below, gross profit in the six months ended June 30, 2006 was enhanced by the impact of commissions on the sale of aircraft. Excluding this item, gross profit percentage for that period would have been a more comparable 15.9%.

Please see below for a more detailed discussion of each segment’s cost of revenue and gross profit performance.

Operating Expenses

We had overall operating expenses of $1,867,266 and $3,619,338 for the three and six months ended June 30, 2007, respectively, including $96,065 and $195,290 in depreciation and amortization, respectively. In the three and six months ended June 30, 2006, we had overall operating expenses of $2,271,655 and $4,296,537, respectively, including $111,540 and $206,338 in depreciation and amortization, respectively.

Operating expenses attributable to the corporate operations amounted to $399,820 and $777,323 for the three and six months ended June 30, 2007 as compared to $813,691 and $1,481,252 for the three months ended June 30, 2006, respectively. Stock-based compensation was $92,441 and $161,110 of the respective totals in 2007, compared to $205,094 and $271,469 in 2006.

As described above, management has dedicated significant attention to cost- and infrastructure-related savings over the past several quarters. We believe that the results for the three months ended June 30, 2007 are indicative of the benefits of that focus, particularly in the corporate operations. The $703,929 (or 47.5%) reduction in corporate expenses for the six months ended June 30, 2007 is the direct result of the elimination of headcount and a decrease in professional expenses due to the addition of our chief financial officer in September 2006 and resultant limitation of expenses associated with an outsourced financial consultant. We anticipate that the benefits of both these areas will continue to register in future reporting periods throughout 2007.

Please see below for a discussion on each segment’s operating expenses.

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

Of the $9,328,931 in charter segment revenue in the three months ended June 30, 2007, $6,883,930 (74.2%) was generated directly through the charter of aircraft. Aircraft management services produced $2,019,746 (21.8%) in revenue, and $339,207 (3.7%) was from the sale of fuel. During the three months ended June 30, 2006, the charter segment generated $6,895,707 in revenue with $4,885,520 (70.8%) being generated directly through the charter of aircraft; $1,578,309 (22.9%) related to aircraft management services; and $424,927 (6.2%) from the sale of fuel.

Of the $18,838,835 in charter segment revenue in the six months ended June 30, 2007, $14,201,659 (75.7%) was generated directly through the charter of aircraft. Aircraft management services produced $3,894,454 (20.8%) in revenue, and $620,545 (3.3%) was from the sale of fuel. During the six months ended June 30, 2006, the charter segment generated $15,509,906 in revenue with $11,277,177 (72.7%) being generated directly through the charter of aircraft; $3,339,562 (21.5%) related to aircraft management services; $702,898 (4.5%) from the sale of fuel; and $190,269 (1.2%) from aircraft sales commissions and the sale of miscellaneous items.

The increase in charter segment revenue of $2,386,594 or 34.6% in the three months ended June 30, 2007 and $3,250,158 or 21.0% in the six months ended June 30, 2007 as compared to both time periods in 2006 is attributable to a greater productivity of the collective fleet plus a more favorable mix of aircraft usage, in addition to a higher overall number of aircraft. We managed 17 aircraft for their owners at June 30, 2007 as compared to 16 at June 30, 2006.

Cost of revenue for the charter segment for the three months ended June 30, 2007 was $8,060,878, or 86.8% of revenue, for a gross profit of $1,221,422, or 13.2% of revenue. The largest dollar contributor to gross profit was the charter of aircraft under our management (54.6%), followed by management services (25.5%), fuel sales (9.2%), charter arranged outside our managed fleet (7.7%), and sale of miscellaneous items (3.0%). Cost of revenue for the three months ended June 30, 2006 was $5,989,603 for a gross profit of $906,103 or 13.1% of revenue. The largest dollar contributor to gross profit was the charter of aircraft under our management (54.5%), followed by management services (29.6%), fuel sales (11.2%), and charter arranged for trips outside our managed fleet (4.1%).

Cost of revenue for the charter segment for the six months ended June 30, 2007 was $16,494,676, or 87.9% of revenue, for a gross profit of $2,265,387, or 12.1% of revenue. The largest dollar contributor to gross profit was the charter of aircraft under our management (59.8%), followed by management services (23.0%), charter arranged outside our managed fleet (7.8%), fuel sales (7.6%), and sale of miscellaneous items (1.8%). Cost of revenue for the six months ended June 30, 2006 was $13,340,935 for a gross profit of $2,168,971 or 14.0% of revenue. The largest dollar contributor to gross profit was the charter of aircraft under our management (51.7%), followed by management services (24.8%), aircraft sales commissions and the sale of miscellaneous items (8.7%), fuel sales (8.1); and charter arranged for trips outside our managed fleet (6.6%).

The comparison of gross profit percentage in the six months ended June 30, 2007 versus 2006 was affected by the gross profit of approximately $190,000 in the 2006 period related to commissions on the sale of aircraft. These commissions, which occur periodically but not regularly, have no offset for cost of revenue and therefore make a significant contribution to gross profit in the period in which they occur. Excluding the effect of this item, the gross profit for the 2006 period would have been a more comparable 12.9%.

The charter segment represented $911,150 and $1,690,944 in operating expenses in the three and six months ended June 30, 2007, respectively versus $899,448 and $1,666,082 during the same periods in 2006.

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

During the three months ended June 30, 2007, of the $1,734,713 in FBO segment revenue, $1,626,099 (93.7%) was generated by the sale of jet fuel, aviation gasoline (“avgas”), and related items; $88,447 (5.1%) related to flight training, and $20,167 (1.2%) was generated by the management of non-owned FBO facilities and the sale of miscellaneous items. During the three months ended June 30, 2006, of the $1,396,717 in FBO segment revenue, $1,273,245 (91.2%) was generated by the sale of jet fuel, avgas and related items; $94,722 (6.8%) related to flight training, and $28,750 (2.1%) was generated by the management of non-owned FBO facilities and the sale of miscellaneous items.

During the six months ended June 30, 2007, of the $2,892,226 in FBO segment revenue, $2,674,294 (92.5%) was generated by the sale of jet fuel, aviation gasoline (“avgas”), and related items; $169,015 (5.8%) related to flight training, and $48,917 (1.7%) was generated by the management of non-owned FBO facilities and the sale of miscellaneous items. During the six months ended June 30, 2006, of the $2,755,163 in FBO segment revenue, $2,512,081 (91.2%) was generated by the sale of jet fuel, avgas and related items; $185,582 (6.7%) related to flight training, and $57,500 (2.1%) was generated by the management of non-owned FBO facilities and the sale of miscellaneous items.

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

Cost of revenue for the FBO segment for the three months ended June 30, 2007 was $1,262,823, or 72.8% of revenue, for a gross profit of $471,890, or 27.2% of revenue. The largest contributor to gross profit was the sale of jet fuel, avgas, and related items, with a gross profit of $409,653 (86.8%), the operation of the flight school $42,070 (8.9%) and the contract management of non-owned FBO facilities $20,167 (4.3%). Cost of revenue for the three months ended June 30, 2006 was $957,528 for a gross profit of $439,190 or 31.4% of revenue.

Cost of revenue for the FBO segment for the six months ended June 30, 2007 was $2,028,628, or 70.1% of revenue, for a gross profit of $863,598, or 29.9% of revenue. The largest contributor to gross profit was the sale of jet fuel, avgas, and related items, with a gross profit of $730,635 (84.6%), the operation of the flight school $84,046 (9.7%) and the contract management of non-owned FBO facilities $48,917 (5.7%). Cost of revenue for the six months ended June 30, 2006 was $1,921,427 for a gross profit of $833,735 or 30.3% of revenue.

The FBO segment represented $381,332 and $790,675 in operating expenses in the three and six months ended June 30, 2007, respectively versus $389,805 and $781,110 during the same periods in 2006.

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

During the three months ended June 30, 2007, of the $796,880 in maintenance segment revenue, $330,862 (41.5%) was generated by labor charges; $327,299 (41.1%) was due to the sale of parts; and $115,824 (14.5%) was related to our brake and wheel shop. During the three months ended June 30, 2006, maintenance segment revenue was $676,296 with $357,607 (52.9%) related to labor charges; $192,097 (28.4%) due to the sale of parts; and $117,043 (17.3%) generated by our brake and wheel shop.

During the six months ended June 30, 2007, of the $1,374,744 in maintenance segment revenue, $503,779 (36.6%) was generated by labor charges; $503,110 (36.6%) was due to the sale of parts; and $333,424 (24.3%) was related to our brake and wheel shop. During the six months ended June 30, 2006, maintenance segment revenue was $1,405,772 with $632,664 (45.0%) related to labor charges; $448,299 (31.9%) due to the sale of parts; and $304,397 (21.7%) generated by our brake and wheel shop.

Cost of revenue for the maintenance segment for the three months ended June 30, 2007 was $543,672, or 68.2% of revenue, for a gross profit of $253,208, or 31.8% of revenue. The largest contributor to gross profit was charges for labor with a gross profit of $99,060 (39.1%), followed by the sale of parts $70,286 (27.8%), the brake and wheel operation $61,856 (24.4%), and sale of miscellaneous items $22,006 (8.7%). Cost of revenue for the three months ended June 30, 2006 was $562,091, for a gross profit of $114,206, or 16.9% of revenue.

Cost of revenue for the maintenance segment for the six months ended June 30, 2007 was $1,067,105, or 77.6% of revenue, for a gross profit of $307,640, or 22.4% of revenue. The largest contributor to gross profit was the brake and wheel operation with a gross profit of $127,204 (41.3%), followed by the sale of parts $104,385 (33.9%), charges for labor $43,653 (14.2%), and sale of miscellaneous items $32,398 (10.5%). Cost of revenue for the six months ended June 30, 2006 was $1,119,832, for a gross profit of $285,985, or 20.3% of revenue.

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

The maintenance segment represented $174,965 and $360,395 in operating expenses in the three and six months ended June 30, 2007, respectively versus $168,710 and $368,092 during the same periods in 2006.

Interest Income/Expense

Net interest income for the three and six months ended June 30, 2007 was $6,811 and $17,921, respectively, while net interest expense for the three and six months ended June 30, 2006 was $192,386 and $363,400, respectively. This year-over-year improvement is a direct result of the interest expense associated with the Senior Secured Notes that were repaid in September 2006.

Net Income/Loss Applicable to Common Stockholders

Net income applicable to common stockholders for the six months ended June 30, 2007 was $3,790 as compared to net loss applicable to common stockholders for the six months ended June 30, 2006 of $3,030,076, an improvement of $3,033,866. This change was largely driven by an improvement in the operating results of the Company and by the elimination of expenses related to preferred stock ($1,188,624 in dividend and discount amortization charges) and the recording of deferred financing costs ($625,861) in the six months ended June 30, 2006. These eliminations, in addition to the reduction of interest expense as noted above, were directly related to the conversion of preferred stock to common stock and repayment of senior debt in connection with the $5.025 million offering we completed in September 2006.

Basic net income/loss per share applicable to common stockholders is computed based on the weighted average number of shares of Common Stock outstanding during the periods presented. Common stock equivalents, consisting of options and warrants, were not included in the calculation of the diluted losses per share because their inclusion would have been anti-dilutive or in the calculation of net income per share because their exercise prices were greater than the average market price of the common stock during the period. Basic and diluted net income per share applicable to common stockholders for the six months ended June 30, 2007 was $0.00 and net loss per share applicable to common stockholders for the six months ended June 30, 2006 was $0.09.

LIQUIDITY AND CAPITAL RESOURCES

Until the three months ended June 30, 2007, the Company had incurred net losses. The Company generated revenue of $11,860,524 and $23,105,805 for the three and six months ended June 30, 2007, respectively. For the six months ended June 30, 2007, net cash provided by operating activities was $418,867 and net cash provided by investing activities was approximately $132,760. As of June 30, 2007, the Company had cash and cash equivalents of $1,590,449 and had working capital of $496,036.

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

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan.  During the six months ended June 30, 2007, the Company’s revenue has increased and selling, general and administrative expenses have decreased compared to the same period in the prior year. However, there is no assurance that the Company will be able to sustain this level of operations.  Although the Company believes that it has sufficient liquidity to sustain its existing business for the next twelve months, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all.

During the six months ended June 30, 2007, the Company had a net increase in cash and cash equivalents of $408,579. The Company's sources and uses of funds during this period were as follows:

Cash Provided by (Used In) Operating Activities

For the six months ended June 30, 2007, net cash provided by operating activities was $418,867. The primary sources of cash for 2007 were from changes in operating assets and liabilities. For the six months ended June 30, 2006, net cash used in operating activities was $392,943. The primary decrease in cash for 2006 related to a large increase in accounts receivable that had not yet been converted to cash.

Cash Provided by Investing Activities

For the six months ended June 30, 2007, net cash provided by investing activities was $132,760 attributable to proceeds from the sale of assets of $298,000 offset by the purchase of equipment of $165,240. For the six months ended June 30, 2006, net cash provided by investing activities was $142,247 attributable to the proceeds from a note receivable of $200,000 offset by the purchase of equipment of $57,753.

Cash Used In Financing Activities

For the six months ended June 30, 2007, net cash used in financing activities was $143,048, consisting of the repayment of notes ($124,673) and the re-purchase of stock via a put option in connection with an obligation ($18,375). For the six months ended June 30, 2006, net cash used in financing activities was $211,869, consisting of the repayment of notes.

CRITICAL ACCOUNTING POLICIES & ESTIMATES

Stock Based Compensation
Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the original provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2007 and 2006, the Company incurred stock based compensation of $161,110 and $271,469, respectively. As of June 30, 2007, the unamortized fair value of the options totaled $374,632.  The weighted average remining amortization period of these options is 1.25 years.

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

The fair value of each share-based payment awards granted during the period was estimated using the Black-Scholes option pricing model with the following weighted average fair values as follows:

For the Six Months Ended June 30, 2007
Dividend yield	0%
Expected volatility	282%
Risk-free interest rate	4.56%
Expected lives	5 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the six months ended June 30, 2007 was $0.38.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this "Management's Discussion and Analysis or Plan of Operation" may contain information that includes or is based upon certain "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, while it is not possible to predict or identify all such risks, uncertainties, and other factors, those relating to:

▪	our ability to secure the additional financing, if required, to execute our business plan;

▪	our ability to identify, negotiate and complete the acquisition of targeted operators, consistent with our business plan;

▪	existing or new competitors consolidating operators ahead of the Company;

▪	we may be unable to attract new personnel, which would adversely affect implementation of our overall business strategy.

▪	the success of our investor relations program to create and sustain interest and liquidity in our stock, which is currently thinly traded on the OTCBB;

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

During the three months ended June 30, 2007, no changes were made to its internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

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

PART II  OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2007, the Company was not a party to any pending legal proceeding as to which disclosure was required pursuant to Item 103 of Regulation S-B of the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended June 30, 2007, FirstFlight sold the following securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and which were not previously reported in a Current Report on Form 8-K:

1.     (A) The Compensation Committee of the Board of Directors of FirstFlight granted an option to Ronald J. Ricciardi, effective April 1, 2007, to purchase 250,000 shares of the Common Stock. The Compensation Committee acted pursuant to a unanimous consent dated April 19, 2007.

(B)  There was no underwriter for the grant. An incentive stock option expiring March 31, 2012 to purchase 250,000 shares of the Common Stock was granted to Ronald J. Ricciardi pursuant to the Option Plan and his employment agreement.

(C)  The option was not issued for cash and there were no underwriting discounts or commissions. As indicated in subsection (B) above, this option was issued in consideration of the services to be performed by this executive officer of FirstFlight.

(D)  FirstFlight claims that the grant of this option was exempt from the registration requirement of Section 5 of the Securities Act pursuant to the exemption of Section 4(2) of the Securities Act as a transaction not involving a public offering. The optionee represented to FirstFlight that he was acquiring the option, and, if not registered under the Securities Act at the time, the shares of the Common Stock issuable upon the exercise of the option, for investment, and not with a view toward, or in connection with, a distribution (as the term “distribution” is contemplated under the Securities Act).

(E)  The option is exercisable at $0.39 per share which is the market price on March 30, 2007 (March 31st was a Saturday). The option is exercisable immediately, from time to time in its entirety or in part, until March 31, 2012.

(F)  Not applicable.

2.    (A) The Compensation Committee of the Board of Directors of FirstFlight granted an option to the seven non-employee Directors of FirstFlight, effective April 19, 2007, for each to purchase 25,000 shares of the Common Stock, a total of 175,000 shares. The Compensation Committee acted pursuant to a unanimous consent dated April 19, 2007 providing that each option was not to become effective until the anniversary date.

(B)  There was no underwriter for the grant. Incentive stock options expiring April 19, 2012 to purchase 25,000 shares of the Common Stock were granted to each of the seven non-employee Directors of FirstFlight pursuant to the Option Plan.

(C)  The options were not issued for cash and there were no underwriting discounts or commissions. As indicated in subsection (B) above, this option was issued in consideration of the services to be performed by these Directors of FirstFlight.

(D)  FirstFlight claims that the grant of this option was exempt from the registration requirement of Section 5 of the Securities Act pursuant to the exemption of Section 4(2) of the Securities Act as a transaction not involving a public offering. The optionee represented to FirstFlight that he was acquiring the option, and, if not registered under the Securities Act at the time, the shares of the Common Stock issuable upon the exercise of the option, for investment, and not with a view toward, or in connection with, a distribution (as the term “distribution” is contemplated under the Securities Act).

(E)  The option is exercisable at $0.36 per share which is the market price on April 19, 2007. The option is exercisable, from time to time in its entirety or in part, from April 19, 2008 until April 19, 2012.

(F)  Not applicable.

(b)  Not applicable

(c)  Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)  FirstFlight is not aware of any information to be disclosed in a Report on Form 8-K during the quarter ended June 30, 2007 that has not already been reported.

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

FirstFlight, Inc.
(Registrant)
Date: August 14, 2007	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
Vice Chairman of the Board and Authorized Officer

Date: August 14, 2007	By:	/s/ Keith P. Bleier
Keith P. Bleier,
Senior VP and Principal Financial and Accounting Officer