Form 10QSB
period 2007-09-30
FirstFlight, Inc.
filed 2007-11-14
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Yes ☐          No ☒

As of November 13, 2007, the registrant had 36,582,987 shares of its Common Stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format

Yes ☐          No ☒

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Form 10-QSB
September 30, 2007

i

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,598,896
Accounts receivable, net of allowance for
doubtful accounts of $51,094	5,490,293
Inventory	220,648
Note receivable	150,000
Prepaid expenses and other current assets	285,489
Total current assets	7,745,326

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $332,080	1,076,102

OTHER ASSETS
Deposits	36,800
Intangible assets - trade names	420,000
Other intangible assets, net of
accumulated amortization of $435,940	204,060
Goodwill	4,194,770
Total other assets	4,855,630
TOTAL ASSETS	$13,677,058

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,299,234
Customer deposits	146,034
Accrued expenses	321,293
Notes payable - current portion	120,165
Total current liabilities	6,886,726

LONG-TERM LIABILITIES
Notes payable - less current portion	290,252
Total liabilities	7,176,978

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000;
36,582,987 issued and outstanding	36,583
Additional paid-in capital	18,690,558
Accumulated deficit	(12,227,061)
TOTAL STOCKHOLDERS' EQUITY	6,500,080

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,677,058

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUE	$11,951,363	$10,160,013	$35,057,168	$29,830,854
COST OF SALES	9,928,437	8,613,497	29,518,846	24,995,691
GROSS PROFIT	2,022,926	1,546,516	5,538,322	4,835,163

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES (including $119,470 and $280,580; and $160,706 and $432,175 of stock based compensation for the three and nine months ended September 30, 2007 and 2006, respectively)	1,876,433	2,061,831	5,495,771	6,358,369

OPERATING INCOME (LOSS)	146,493	(515,315)	42,551	(1,523,206)

OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	29,503	—	78,787	—
GAIN ON SALE OF FIXED ASSETS	—	—	40,528	155,700
INTEREST INCOME	12,159	7,205	44,839	17,298
INTEREST EXPENSE	(8,077)	(763,455)	(22,837)	(1,136,948)

TOTAL OTHER INCOME (EXPENSE)	33,585	(756,250)	141,317	(963,950)

NET INCOME (LOSS)	$180,078	$(1,271,565)	$183,868	$(2,487,156)

Deemed dividend to preferred stockholders:
Amortization of discount	—	(1,774,955)		(2,831,303)

Amortization of deferred financing costs	—	(811,333)		(1,437,194)

Preferred stock dividend	—	(38,984)		(171,260)

Net income (loss) applicable to common stockholders	$180,078	$(3,896,837)	$183,868	$(6,926,913)

Basic Net Income (Loss) Per Common Share
applicable to common stockholders	$0.00	$(0.18)	$0.01	$(0.39)
Diluted Net Income (Loss) Per Common Share
applicable to common stockholders	$0.00	$(0.18)	$0.01	$(0.39)
Weighted Average Number of Common Shares
Outstanding - Basic	36,582,987	22,203,563	36,586,086	17,969,122
Weighted Average Number of Common Shares
Outstanding - Diluted	36,582,987	22,203,563	36,586,086	17,969,122

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$183,868	$(2,487,156)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	292,075	306,729
Amortization of debt discount	—	942,985
Stock based compensation	280,580	402,800
Provision for doubtful accounts	—	9,448
Issuance of redeemable common stock	—	29,375
Income from extinguishment of debt	(60,681)	—
Gain on sale of fixed assets	(40,528)	—
Gain on sale of subsidiary	(29,503)	—
Changes in operating assets and liabilities:
Accounts receivable	(418,085)	(936,605)
Inventory	(29,887)	21,869
Prepaid expenses and other current assets	20,737	75,163
Accounts payable	671,828	265,798
Customer deposits	(137,907)	(117,120)
Accrued interest and dividends	—	(117,990)
Accrued expenses	(175,478)	149,194
TOTAL ADJUSTMENTS	373,151	1,031,646

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	557,019	(1,455,510)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	298,000	—
Net cash paid from sale of subsidiary	(103,527)	—
Repayment of note receivable	—	200,000
Purchase of property and equipment	(189,560)	(78,004)
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,913	121,996

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(126,531)	(268,205)
Repayment of term loan	—	(1,500,000)
Repayment of senior notes	—	(1,496,324)
Proceeds from private placement	—	5,025,000
Re-purchase of stock	(18,375)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(144,906)	1,760,471

NET CHANGE IN CASH AND CASH EQUIVALENTS	417,026	426,957

CASH AND CASH EQUIVALENTS - Beginning	1,181,870	1,330,450
CASH AND CASH EQUIVALENTS - Ending	$1,598,896	$1,757,407

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS, CONTINUED
(UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$22,837	$249,387
Income taxes	$525	$—

Non-cash investing and financing activities:
Common stock issued to settle obligation	$—	$18,750
Cashless exercise of stock options	$24	$207
Redeemable convertible preferred stock converted to common stock	$—	$3,780,984
Redeemable common stock issued in connection with settlement of litigation	$—	$29,375
Common stock issued for dividends on redeemable convertible preferred stock	$—	$425,381
Purchase of equipment under capital lease	$—	$37,000
Expiration of put option	$29,375	$—

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of September 30, 2007 and the results of operations and statements of cash flows for the periods shown not misleading have been included.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 - Management’s Liquidity Plans

Until March 31, 2007, the Company had incurred net losses. The Company generated revenue of $35,057,168 for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, net cash provided by operating activities was $557,019 and net cash provided by investing activities was $4,913. As of September 30, 2007, the Company had cash and cash equivalents of $1,598,896 and had working capital of $858,600.

The Company has taken steps to reduce the level of expenditures for corporate operations by severing ties with two executives. These executives represented costs in 2006 of approximately $900,000, including severance and separation fees, and stock-based compensation. Additionally, the Company had settled litigation in 2006 that, including legal and settlement related costs, represented approximately $150,000. The Company has also re-negotiated favorable terms with certain vendors that management believes will represent a savings of almost $400,000 versus levels of historical spending, in part driven by the hiring of a chief financial officer and the corresponding elimination of an outside accounting consultant.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. During the nine months ended September 30, 2007, the Company’s revenue has increased and Selling, General & Administrative expenses have decreased compared to the same period in the prior year. However, there is no assurance that the Company will be able to sustain this level of operations. Although the Company believes that it has sufficient liquidity to sustain its existing business for the next twelve months, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of FirstFlight, Inc. (“FirstFlight”) and its wholly-owned subsidiaries, FBO Air Wilkes-Barre, Inc. (“FBOWB”), FBO Air Garden City, Inc. (“FBOGC”), Airborne, Inc. (“Airborne”), Margeson & Associates, Inc. (“Margeson”), FBO Air WB Leasing (“WB Leasing”), H24 Aviation Advisors, LLC (“H24”), and Tech Aviation Flight School, Inc. (“TAFS”), which on September 30, 2007 was divested as described in Note 6. All significant inter-company accounts and transactions have been eliminated in consolidation.

Net Income (Loss) Per Common Share

Basic net income (loss) per share applicable to common stockholders is computed based on the weighted average number of shares of Common Stock outstanding during the periods presented. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted losses per share when their inclusion would be anti-dilutive or if their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic and diluted income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007*	2006**	2007*	2006**
Weighted average common shares outstanding, basic	36,582,987	22,203,563	36,586,086	17,969,122
Common shares upon exercise of options	—	—	—	—
Common shares upon exercise of warrants	—	—	—	—
Conversion of preferred stock to common shares	—	—	—	—
Weighted average common shares outstanding, diluted	36,582,987	22,203,563	36,586,086	17,969,122

* Potential common shares of 13,327,121 for the three and nine months ended September 30, 2007, were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

** Potential common shares of 18,320,000 for the three and nine months ended September 30, 2006, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the original provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term or the duration of employment agreement. As of September 30, 2007, the unamortized fair value of the options totaled $437,512. The weighted average remaining amortization period of these options is 1.0 years.

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

The fair value of each share-based payment awards granted during the period was estimated using the Black-Scholes option pricing model with the following weighted average fair values as follows:

For the Nine Months Ended September 30, 2007
Dividend yield	0%
Expected volatility	285%
Risk-free interest rate	4.40%
Expected lives	5 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the nine months ended September 30, 2007 was $0.37.

Inventory

Inventory consists primarily of maintenance parts and aviation fuel, which the Company dispenses to its customers. Inventory amounted to $220,648 as of September 30, 2007 and included $52,128 of inventory held for third parties.

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

NOTE 4 - Stockholders’ Equity

In March 2007, FirstFlight repurchased 25,000 shares that had been issued in a settlement and for which the holder had a right to put the shares back to the Company at a cost of $18,375.

In June 2007, a put option expired that, if exercised, would have required FirstFlight to repurchase 57,598 shares of the Common Stock at a cost of $29,375. This amount was reclassified to equity as of September 30, 2007.

Stock Options

Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2007	2,310,000	$0.86
Granted	925,000	0.37
Exercised	(25,000)	0.01
Forfeited	(1,000,000)	1.05
Balance, September 30, 2007	2,210,000	$0.58

During the nine months ended September 30, 2007, a director of FirstFlight exercised an option to purchase 25,000 shares on a cashless basis and received 24,194 shares. In addition, the options of two former executives to purchase an aggregate of 1,000,000 shares were forfeited.

On September 14, 2007, under the terms of an employment agreement, FirstFlight granted an executive a stock option to purchase 250,000 shares of the Common Stock at $0.40 per share, the closing price of the Common Stock on September 21, 2007 (September 22nd being a Saturday). The option vested immediately and is exercisable until September 23, 2012. This option is valued at $99,884 and is being amortized over the remaining term of the employment agreement.

On September 14, 2007, under the terms of an employment agreement, FirstFlight granted an executive a stock option to purchase 250,000 shares of the Common Stock at $0.33 per share, the closing price of the Common Stock on September 14, 2007. The option vests over one year and is exercisable until September 15, 2013. This option is valued at $82,467 and is being amortized over the term of the employment agreement.

On April 19, 2007, under the terms of an employment agreement, FirstFlight granted an executive a stock option to purchase 250,000 shares of the Common Stock at $0.39 per share, the closing price of the Common Stock on March 30, 2007. The option vested immediately and is exercisable until March 31, 2012. This option is valued at $97,356 and is being amortized over the term of the employment agreement.

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

A summary of the FirstFlight’s stock options outstanding and exercisable at September 30, 2007 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.33	250,000	5.96	—	$5,000
$0.36	175,000	4.56	—	$—
$0.39	250,000	4.51	250,000	$—
$0.40	500,000	4.48	500,000	$—
$0.50	250,000	3.50	250,000	$—
$0.51	160,000	1.59	160,000	$—
$0.60	275,000	4.68	275,000	$—
$0.64	100,000	3.17	100,000	$—
$1.60	250,000	2.50	250,000	$—

TOTALS	2,210,000		1,785,000	$5,000

NOTE 5 - Related Parties

The firm of Wachtel & Masyr, LLP is corporate counsel to the Company. William B. Wachtel, FirstFlight’s Chairman of the Board, is a managing partner of this firm. During the nine months ended September 30, 2007, the Company was billed for legal services of $134,052. At September 30, 2007, the Company has recorded in accounts payable an obligation for legal fees of $421,296 related to these legal services.

The charter division of the Company manages several aircraft owned by an entity in which Mr. Wachtel along with two other directors of FirstFlight, Thomas Iovino and Stephen B. Siegel, are members. During the nine months ended September 30, 2007, the Company recorded direct revenue and expenses of $4,861,311 and $4,090,802, respectively, related to the Company’s management of these aircraft. At September 30, 2007 the Company had recorded in accounts receivable a balance of approximately $634,447 owed from this entity. During the nine months ended September 30, 2006, the Company managed one aircraft for Mr. Wachtel and recorded direct revenue and expenses of $3,105,042 and $2,566,172, respectively, related to the management of aircraft.

On May 24, 2006, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a director and the current President and Chief Executive Officer of FirstFlight, and the other member is an employee of its charter segment. The terms of the lease provided for the payment of rent of $17,000 per month and a charge of $600 for each hour of aircraft use. The lease agreement further provided that this aircraft would be managed by the Company through its charter segment, and through which the Company would retain 90% of the associated charter revenue. The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor. During the nine months ended September 30, 2006, the Company recorded no revenue and expenses of $17,000 in connection with the lease of this aircraft. The lease agreement was subsequently terminated in February 2007 and was replaced by the lease described in the following paragraph.

On April 26, 2007, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a director and the current President and Chief Executive Officer of FirstFlight, and the other member is an employee of its charter segment. The terms of the lease provide for the payment of rent of $20,000 per month and a charge of $500 for each hour of aircraft use. The lease agreement, which is for a period of one year, further provides that this aircraft will be managed by the Company through its charter segment, and through which the Company will retain 90% of the associated charter revenue. The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor. During the nine months ended September 30, 2007, the Company recorded revenue of approximately $258,900 and expenses of approximately $335,200 in conjunction with the lease of this aircraft.

NOTE 6 - Sale of TAFS

On September 30, 2007, the Company sold the stock of TAFS, a wholly-owned subsidiary with net liabilities of approximately $5,000, which had previously operated as a flight school at the Wilkes-Barre, PA facility, for $25,000. In conjunction with the sale, the Company recognized a gain of approximately $30,000. In addition, the Company executed an agreement to transfer the aircraft assets owned by TAFS into a newly-formed wholly-owned subsidiary, WB Leasing (the Lessor). As part of the transaction, TAFS entered into a one year aircraft lease agreement with WB Leasing as well as an agreement to lease space and buy fuel and maintenance services from the Company. In addition, the Company entered into an office lease agreement with TAFS for which it will receive monthly payments of $1,050, expiring on September 23, 2023, calling for future minimum payments to the Company of $201,600.

NOTE 7 - Segment Data

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

The following table summarizes financial information about the Company’s business segments for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2007	2006	2007	2006
Charter	$9,685,743	$7,871,488	$28,524,578	$23,383,212
FBO	1,568,465	1,450,971	4,460,691	4,204,316
Maintenance	697,155	837,554	2,071,899	2,243,326
Total revenue	$11,951,363	$10,160,013	$35,057,168	$29,830,854

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Results	2007	2006	2007	2006
Charter	$464,342	$232,724	$1,117,556	$574,931
FBO	53,256	(16,019)	126,179	34,789
Maintenance	(3,544)	(124,497)	(56,300)	(206,650)
Division profit	514,054	92,208	1,187,435	403,070
Corporate expense	(367,561)	(607,523)	(1,144,884)	(1,926,276)
Operating profit (loss)	146,493	(515,315)	42,551	(1,523,206)
Other income (expense), net	29,503	—	119,315	155,700
Interest income (expense), net	4,082	(756,250)	22,002	(1,119,650)
Net income (loss)	$180,078	$(1,271,565)	$183,868	$(2,487,156)

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

OVERVIEW

FirstFlight, through its subsidiaries, operates in three reportable segments - Charter, FBO (fixed based operation) and Maintenance. The charter segment of FirstFlight is engaged in aircraft charter management activities, providing on-call passenger air transportation. Charter services are provided through a fleet of managed aircraft for which we provide regulatory and maintenance oversight for the managed aircraft, while also offering charter services. The FBO segment provides services such as fueling and hangaring for general aviation, commercial, and military aircraft and the management of a non-owned FBO facility. The aircraft maintenance segment provides repair services for both managed and non-managed aircraft as well as specialty services on aircraft brakes and wheels.

Activities by segment are carried out at the following locations:

Location	Charter	FBO	Maintenance
Elmira, New York	X	Fuel revenue to managed aircraft only	X
Wilkes-Barre, Pennsylvania	X	X	X
Garden City, Kansas		X

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

On September 30, 2007, the Company sold the stock of Tech Aviation Flight School, Inc (“TAFS”), a wholly-owned subsidiary which had previously operated as a flight school at the Wilkes-Barre, PA facility. Preceding the transaction, the Company transferred the aircraft assets owned by TAFS into a newly-formed entity, FBO Air WB Leasing, Inc. (“WB Leasing”). As part of the transaction, TAFS entered into an aircraft lease agreement with WB Leasing as well as an agreement to lease space and buy fuel and maintenance services from the Company.

As of September 30, 2007, the Company had cash and cash equivalents of $1,598,896 and had working capital of $858,600. The Company generated revenue of $11,951,363 and $35,057,168 for the three and nine months ended September 30, 2007, respectively. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of $5,745,079 and $12,331,453, respectively, for the period January 17, 2003 (date of inception) through September 30, 2007. For the nine months ended September 30, 2007, net cash provided by operating activities was $428,492 and net cash provided by investing activities was $133,440.

REVENUE AND OPERATING RESULTS

The following table summarizes revenue and operating results by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2007	2006	2007	2006
Charter	$9,685,743	$7,871,488	$28,524,578	$23,383,212
FBO	1,568,465	1,450,971	4,460,691	4,204,316
Maintenance	697,155	837,554	2,071,899	2,243,326
Total revenue	$11,951,363	$10,160,013	$35,057,168	$29,830,854

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Results	2007	2006	2007	2006
Charter	$464,342	$232,724	$1,117,556	$574,931
FBO	53,256	(16,019)	126,179	34,789
Maintenance	(3,544)	(124,497)	(56,300)	(206,650)
Division profit	514,054	92,208	1,187,435	403,070
Corporate expense	(367,561)	(607,523)	(1,144,884)	(1,926,276)
Operating profit (loss)	146,493	(515,315)	42,551	(1,523,206)
Other income (expense), net	29,503	—	119,315	155,700
Interest income (expense), net	4,082	(756,250)	22,002	(1,119,650)
Net income (loss)	$180,078	$(1,271,565)	$183,868	$(2,487,156)

Revenue for the three months ended September 30, 2007 increased 17.6 percent from revenue for the three months ended September 30, 2006. For the nine months ended September 30, 2007, revenue increased 17.5 percent from the nine-month period ended September 30, 2006.

Gross margin, as a percentage of revenue, increased to 16.9 percent for the three months ended September 30, 2007 as compared with 15.2 percent in the corresponding prior-year period. Improvement for the three months ended September 30, 2007 was driven by the charter and maintenance segments, which improved by 0.8 and 22.6 margin points, respectively. Gross margin, as a percentage of revenue, of 15.8 percent for the nine months ended September 30, 2007 decreased as compared with 16.2 percent in the corresponding prior-year period. The decline in the nine months ended September 30, 2007 was the result of commissions on the sale of aircraft in the 2006 period that did not recur in the 2007 period. Excluding the effect of those commissions, the margin for the nine months ended September 30, 2006 would have been 15.6 percent, a better comparison to the 15.8 percent during the nine months ended September 30, 2007.

Other income was $119,315 for the nine months ended September 30, 2007 as compared to $155,700 for the nine months ended September 30, 2006. Items of note included the sale of a charter certificate in the nine months ended September 30, 2006 and, as mentioned elsewhere in this Report, the sale of the TAFS subsidiary in the nine months ended September 30, 2007.

Segment Analysis

Charter

Charter revenue increased by 23.0 percent and 22.0 percent for the three and nine months ended September 30, 2007, respectively, as compared with the corresponding prior-year periods. The year-over-year increases are attributable to a greater productivity of the collective fleet plus a favorable shift to a higher mix of mid- and large-cabin charter hours, in addition to a higher overall number of aircraft. We managed 19 aircraft for their owners at September 30, 2007 as compared to 16 at September 30, 2006.

For the three months ended September 30, 2007, activities associated with managed charter (33.9% increase), management services (23.0%) and fuel sales to charter aircraft (1.8%) performed better as compared to the same period in the prior year; while brokered charter (-22.0%) and miscellaneous revenue (-73.9%) decreased. In the miscellaneous revenue category, performance on a year-to-year basis was impacted by the absence of commissions on the sale of aircraft in the current year period, as mentioned earlier in this Report.

For the nine months ended September 30, 2007, activities associated with managed charter (27.4% increase), management services (18.8%), and brokered charter (12.5%) delivered better results as compared to the same period in the prior year; while fuel sales to charter aircraft (-6.9%), and miscellaneous revenue (-5.9%) decreased. As in the three-month period, performance in the miscellaneous category was impacted by the absence of commissions on the sale of aircraft in the current year period.

Charter segment operating profit increased 99.5 percent and 94.4 percent for three and nine months ended September 30, 2007, respectively, as compared with the corresponding prior-year periods. Segment operating profit, as a percentage of revenue, increased to 5.6 percent and 4.5 percent for the three and nine months ended September 30, 2007, respectively, as compared to 3.4 percent and 2.9 percent, respectively, in the corresponding prior-year periods.

In addition to the increase in revenue, operating profit results were driven by an improvement in gross margin and increased leverage of operating expenses. Gross margin, as a percentage of charter segment revenue, was 14.9 percent and 13.3 percent for the three and nine months ended September 30, 2007 as compared to 14.1 percent in the three months ended September 30, 2006 and 13.2 percent in the nine months ended September 30, 2006 when adjusted for commission on the sale of aircraft. Segment operating expenses, as a percentage of revenue, were 10.1 percent and 9.4 percent in the three and nine months ended September 30, 2007, respectively, as compared to 11.1 percent and 11.6 percent in the same period in the prior year.

FBO

FBO segment revenue increased by 8.1 percent and by 6.1 percent for the three and nine months ended September 30, 2007, respectively, as compared with the corresponding prior-year periods. Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 10.9 percent and 8.0 percent in the three and nine months ended September 30, 2007, respectively, as compared to the same periods in prior year. These increases offset a revenue shortfall for the flight school (-14.2 percent and -10.8 percent for the three and nine-month periods, respectively) and the management of non-owned FBO facilities (-37.4 percent and -22.4 percent for the three and nine-month periods, respectively). The flight school subsidiary, as indicated elsewhere in this Report, was divested on September 30, 2007. The reduction in revenue associated with the management of non-owned FBO facilities was due to an anticipated reduction in contractual rates.

FBO segment operating profit for the three months ended September 30, 2007 increased to $53,256 as compared to a loss in the prior-year period of $16,019. Segment operating profit increased 262.7 percent in the nine months ended September 30, 2007 as compared with the nine months ended September 30, 2006. Segment operating profit, as a percentage of revenue, increased to 3.4 percent and 2.8 percent for the three and nine months ended September 30, 2007, respectively, as compared with -1.1 percent and 0.8% in the corresponding prior-year periods.

In addition to the increase in revenue, operating profit was improved through a greater leverage of operating expenses, which offset a decrease in gross margin. For the three months ended September 30, 2007, gross margin as a percentage of revenue declined 3.0 percentage points and operating expenses as a percentage of revenue improved by 7.5 percentage points in the three months ended September 30, 2006. Gross margin and operating expenses, as a percentage of revenue, in the nine months ended September 30, 2007, were 28.5 percent and 25.6 percent, respectively, as compared to 29.8 percent and 28.9 percent in the same prior-year period.

Maintenance

Maintenance segment revenue decreased by 16.8 percent and by 7.6 percent for the three and nine months ended September 30, 2007, respectively, as compared with the corresponding prior-year periods. The scheduling of significant maintenance events in the three months ended September 30, 2006, which did not recur during the same period in 2007, impacted the revenue performance of the division. Our brake and wheel operation, which was not affected by scheduling of these events, did show good year-over-year growth: 21.5 percent and 13.0 percent for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in prior year.

Maintenance segment operating losses decreased by $120,953 and $150,350 for three and nine months ended September 30, 2007, respectively, as compared with the corresponding prior-year periods. We first reported maintenance as a separate segment in the three months ended September 30, 2006. Management believes that this separate, dedicated emphasis has and will prompt a greater focus on operational efficiencies in the segment and lead to improved performance. The results for the three and nine months ended September 30, 2007 represent an improvement versus prior year that, management believes, are representative of a trend of improved performance in future quarters.

Corporate Expense

Corporate expense was $367,561 and $1,144,884 for the three and nine months ended September 30, 2007, respectively, a decrease of $239,962 and $781,392 as compared with the corresponding prior-year periods. Management has dedicated significant attention to cost- and infrastructure-related savings over the past several quarters. We believe that the results for the three and nine months ended September 30, 2007 are indicative of the benefits of that focus. The reduction in corporate expenses for the nine months ended September 30, 2007 is the result of the elimination of headcount and a decrease in professional expenses due to the addition of our chief financial officer in September 2006 and resultant limitation of expenses associated with an outsourced financial consultant.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) of $1,876,433 decreased by $185,400, or 9.0 percent, in the three months ended September 30, 2007 as compared with the corresponding prior-year period. SG&A of $5,495,771 decreased by $862,598, or 13.6 percent, in the nine months ended September 30, 2007 as compared with the corresponding prior-year period. SG&A, as a percentage of revenue, decreased to 15.7 percent for the three and nine months ended September 30, 2007 as compared with 20.3 percent and 21.3 percent, respectively, in the corresponding prior-year period. The decreases in SG&A as a percentage of revenue are due, in large part, to the increase in revenue during the current year coupled with the decrease in corporate expense, both as discussed above.

Depreciation and Amortization

Depreciation and amortization remained consistent for the three and nine months ended September 30, 2007 as compared with the corresponding prior-year period.

Interest Income/Expense

Net interest income for the three and nine months ended September 30, 2007 was $4,082 and $22,002, respectively, while net interest expense for the three and nine months ended September 30, 2006 was $756,250 and $1,119,650, respectively. This year-over-year improvement is the result of the interest expense associated with the Senior Secured Notes that were repaid in September 2006.

Net Income (Loss) Applicable to Common Stockholders

Net income applicable to common stockholders for the nine months ended September 30, 2007 was $183,868 as compared to net loss applicable to common stockholders for the nine months ended September 30, 2006 of $6,926,913, an improvement of $7,110,781. This change was largely driven by an improvement in the operating results of the Company and by the elimination of expenses related to preferred stock ($3,002,563 in dividend and discount amortization charges) and the recording of deferred financing costs ($1,437,194) in the nine months ended September 30, 2006. These eliminations, in addition to the reduction of interest expense as noted above, were directly related to the conversion of preferred stock to common stock and repayment of senior debt in connection with the $5.025 million offering completed in September 2006.

Basic net income (loss) per share applicable to common stockholders is computed based on the weighted average number of shares of Common Stock outstanding during the periods presented. Common stock equivalents, consisting of options and warrants, were not included in the calculation of the diluted losses per share because their inclusion would have been anti-dilutive or in the calculation of net income per share because their exercise prices were greater than the average market price of the Common Stock during the period. Basic and diluted net income per share applicable to common stockholders for the nine months ended September 30, 2007 was $0.01 and net loss per share applicable to common stockholders for the nine months ended September 30, 2006 was $0.39.

LIQUIDITY AND CAPITAL RESOURCES

Until the three months ended June 30, 2007, the Company had incurred net losses. The Company generated revenue of $11,951,363 and $35,057,168 for the three and nine months ended September 30, 2007, respectively. For the nine months ended September 30, 2007, net cash provided by operating activities was $557,019 and net cash provided by investing activities was $4,913. As of September 30, 2007, the Company had cash and cash equivalents of $1,598,896 and had working capital of $858,600.

The Company had taken steps to reduce the level of expenditures for corporate operations by severing ties with two executives. These executives represented costs in 2006 of approximately $900,000, including severance and separation fees, and stock-based compensation. Additionally, the Company had settled litigation in 2006 that, including legal and settlement related costs, represented approximately $150,000. The Company has also re-negotiated favorable terms with certain vendors that management believes will represent a savings of almost $400,000 versus levels of historical spending, in part driven by the hiring of a chief financial officer and the corresponding elimination of an outside accounting consultant.

The Company is continuing its financial and operational restructuring initiatives and will continue to implement its strategic business plan. During the nine months ended September 30, 2007, the Company’s revenue has increased and Selling, General & Administrative expenses have decreased compared to the same period in the prior year. However, there is no assurance that the Company will be able to sustain this level of operations. Although the Company believes that it has sufficient liquidity to sustain its existing business for the next twelve months, there is no assurance that unforeseen circumstances will not have a material affect on the business that could require it to raise additional capital or take other measures to sustain operations in the event outside sources of capital are not available. The Company has not secured any commitments for new financing at this time nor can it provide any assurance that new capital (if needed) will be available to it on acceptable terms, if at all.

During the nine months ended September 30, 2007, the Company had a net increase in cash and cash equivalents of $417,026. The Company's sources and uses of funds during this period were as follows:

Cash Provided by (Used In) Operating Activities

For the nine months ended September 30, 2007, net cash provided by operating activities was $557,019. The primary sources of cash for 2007 were from changes in operating assets and liabilities. For the nine months ended September 30, 2006, net cash used in operating activities was $1,455,510. The primary decrease in cash for 2006 related to a large increase in accounts receivable that had not yet been converted to cash.

Cash Provided by Investing Activities

For the nine months ended September 30, 2007, net cash provided by investing activities was $4,913 attributable to net proceeds from the sale of assets of $298,000 in connection with the disposal of a small, piston-powered aircraft, offset by the purchase of equipment of $189,560 and net cash used in connection with the sale of a subsidiary of $103,527. For the nine months ended September 30, 2006, net cash provided by investing activities was $121,996 attributable to the proceeds from a note receivable of $200,000 offset by the purchase of equipment of $78,004.

Cash Provided by (Used In) Financing Activities

For the nine months ended September 30, 2007, net cash used in financing activities was $144,906, consisting of the repayment of notes ($126,531) and the re-purchase of stock via a put option in connection with an obligation ($18,375). For the nine months ended September 30, 2006, net cash provided by financing activities was $1,760,471, consisting of the proceeds from private placement ($5.025 million), offset by the repayments of term loan ($1.5 million), repayment of senior notes ($1,496,324), and repayment of notes ($268,205).

CRITICAL ACCOUNTING POLICIES & ESTIMATES

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the original provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term or the duration of employment agreement. For the nine months ended September 30, 2007 and 2006, the Company incurred stock based compensation of $280,580 and $432,175, respectively. As of September 30, 2007, the unamortized fair value of the options totaled $437,512. The weighted average remaining amortization period of these options is 1.0 years.

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

The fair value of each share-based payment awards granted during the period was estimated using the Black-Scholes option pricing model with the following weighted average fair values as follows:

For the Nine Months Ended September 30, 2007
Dividend yield	0%
Expected volatility	285%
Risk-free interest rate	4.40%
Expected lives	5 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the nine months ended September 30, 2007 was $0.37.

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

During the three months ended September 30, 2007, no changes were made to its internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2007, the Company was not a party to any pending legal proceeding as to which disclosure was required pursuant to Item 103 of Regulation S-B of the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)  During the three months ended September 30, 2007, FirstFlight sold the following securities which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and which were not previously reported in a Current Report on Form 8-K:

1. (A) The Compensation Committee of the Board of Directors of FirstFlight granted an option to John H. Dow, effective September 23, 2007, to purchase 250,000 shares of the Common Stock. The Compensation Committee acted pursuant to a unanimous consent dated September 14, 2007.

(B)  There was no underwriter for the grant. An incentive stock option expiring September 22, 2012 to purchase 250,000 shares of the Common Stock was granted to John H. Dow pursuant to the Option Plan and his employment agreement.

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

(E)  The option is exercisable at $0.40 per share which is the market price on September 21, 2007 (September 22nd was a Saturday). The option is exercisable immediately, from time to time in its entirety or in part, until September 22, 2012.

(F)  Not applicable.

2. (A) The Compensation Committee of the Board of Directors of FirstFlight granted an option to Keith P. Bleier, effective September 15, 2007, to purchase 250,000 shares of the Common Stock. The Compensation Committee acted pursuant to a unanimous consent dated September 14, 2007.

(B)  There was no underwriter for the grant. An incentive stock option expiring September 14, 2013 to purchase 250,000 shares of the Common Stock was granted to Keith P. Bleier pursuant to the Option Plan and his employment agreement.

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

(E)  The option is exercisable at $0.33 per share which is the market price on September 14, 2007. The option is exercisable, from time to time in its entirety or in part, from September 15, 2008 until September 14, 2013.

(F)  Not applicable.

(b)  Not applicable

(c)  Not applicable.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a) FirstFlight is not aware of any information to be disclosed in a Report on Form 8-K during the quarter ended September 30, 2007 that has not already been reported.

(b) There have been no changes to the procedures by which security holders of FirstFlight may recommend nominees to its Board of Directors since the Board set forth such policy in its proxy statement for its Annual Meeting of Stockholders held on December 12, 2006.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Merger dated as of July 26, 2004 by and between FirstFlight (then named Shadows Bend Development, Inc.) and FBO Air, Inc, an Arizona corporation (without schedules). (1)

3(i)	Articles of Incorporation of FirstFlight filed on September 2, 1998 (2)

3 (i)(1)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i) filed on October 15, 1999. (2)

3 (i)(2)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i) filed on September 2, 2000. (2)

3 (i)(3)	Certificate of Amendment to FirstFlight’s Articles of Incorporation (Exhibit 3(j) filed on July 30, 2004. (1)

3 (i) (4)	Certificate of Designations. (3)

3 (i) (5)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i)) filed on December 13, 2006.(4)

3 (i) (6)	Restated Articles of Incorporation.(4)

3 (ii)	Bylaws of FirstFlight previously in effect (2)

3(ii) (1)	Bylaws of FirstFlight as currently in effect. (13)

4.1	Common Stock Certificate. (13)

4.2	Form of 10% Senior Secured Promissory Note due March 31, 2008 or April 8, 2008. (5)

4.3	Copy of General Security Agreement dated as of September 30, 2005. (5)

4.4	Form of Warrant expiring March 31, April 8 or April 15, 2010. (5)

4.5	Registration Rights Agreement (without schedule or exhibit). (5)

4.6	Form of Co-Investor Registration Rights Agreement (without schedule or exhibit). (5)

4.7	Copy of Warrant expiring September 22, 2010. (6)

4.8	Form of Subscription Agreement (including registration rights commitment). (11)

4.9	Form of Letter Agreement dated May 24, 2005 by and between FirstFlight and Laidlaw & Company, Ltd (5)

4.10	Form of Warrant expiring August 31, 2011 (14)

10.1	Copy of Employment Agreement dated as of April 1, 2005 by and between Robert J. Ettinger and FirstFlight. (5)

10.2	Copy of Business Development Agreement dated as of January 2, 2004 by and between Jeffrey M. Trenk and FBO Air (as the successor by merger to FBO Air, Inc., an Arizona corporation). (8)

10.3	Copy of Employment Agreement dated as of April 1, 2005 between Jeffrey M. Trenk and FirstFlight. (5)

10.4	Copy of First Amendment dated as of October 31, 2006 by and between Jeffrey M. Trenk and FirstFlight.(7)

10.5	Copy of Employment Agreement dated as of January 2, 2004 by and between Ronald J. Ricciardi and FirstFlight (as the successor by merger to FBO Air, Inc., an Arizona corporation). (8)

10.6	Copy of First Amendment effective April 1, 2005 to the Ricciardi Employment Agreement, a copy of which is filed as Exhibit 10.5. (5)

10.7	Copy of Second Amendment to the Ricciardi Employment Agreement, a copy of which is filed as Exhibit 10.5(13)

10.8	Copy of Asset Purchase Agreement dated March 31, 2005 among FBO Air - Garden City and John A. Crotts. (5)

10.9	Copy of Employment Agreement between FBO Air - Garden City, Inc. and John A. Crotts. (5)

10.10	Copy of Stock Purchase Agreement dated March 31, 2005 between Tech Aviation Source, Ronald D. Ertley, Frank E. Paczewski, and FBO Air Wilkes-Barre, Inc. (5)

10.11	Copy of Employment Agreement dated March 31, 2005 between Tech Aviation Service, Inc, and Frank E. Paczewski. (5)

10.12	Copy of Stock Purchase Agreement Dated as of September 22, 2005 by and among Airborne, Inc., John H. Dow, Daphne Dow and FirstFlight (without a schedule or exhibit). (9)

10.13	Copy of Employment Agreement dated as of September 23, 2005 among John Dow, Airborne, Inc. and FirstFlight. (9)

10.14	Copy of Lease dated as of September 23, 2005 between John H. Dow and Daphne Dow, as the Landlord, and Airborne, Inc., as the Tenant. (9)

10.15	Copy of Term Loan Agreement dated as of September 23, 2005 by and among FirstFlight, Airborne, Inc., and Airport Capital, LLC. (9)

10.16	Copy of the FirstFlight, Inc. Stock Option Plan of 2005 dated as of December 13, 2005 (12)

10.17	Copy of Employment Agreement dated as of September 1, 2006 between FirstFlight and Keith P. Bleier.(10)

31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (15)

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (15)

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

(5) Incorporated by reference to FirstFlight's Current Report on Form 8-K filed on April 6, 2005.

(6) Incorporated by reference to FirstFlight's Current Report on Form 8-K/A filed on November 3, 2005.

(7) Incorporated by reference to FirstFlight’s Current Report on Form 8-K filed on November 6, 2006.

(8) Incorporated by reference to FirstFlight's Current Report on Form 8-K filed on October 5, 2004.

(9) Incorporated by reference to FirstFlight's Current Report on Form 8-K filed on September 28, 2005.

(10) Incorporated by reference to FirstFlight’s Current Report on Form 8-K filed on September 21, 2006.

(11) Incorporated by reference to FirstFlight’s Registration Statement on Form SB-2, File No. 333-138994.

(12) Incorporated by reference to FirstFlight’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(13) Incorporated by reference to FirstFlight’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(14) Incorporated by reference to FirstFlight’s Current Report of Form 8-K filed on September 8, 2006.

(15) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstFlight, Inc.
(Registrant)
Date: November 14, 2007	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
Vice Chairman of the Board and Authorized Officer

Date: November 14, 2007	By:	/s/ Keith P. Bleier
Keith P. Bleier,
Senior VP and Principal Financial and Accounting Officer