Form 10-K
period 2007-12-31
FirstFlight, Inc.
filed 2008-03-31
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to ________________

COMMISSION FILE NUMBER: 000-52593

FIRSTFLIGHT, INC.
(Exact name of Registrant as Specified in Its Charter)

Nevada	87-0617649
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

236 Sing Sing Road
Horseheads, NY 14845
(Address of Principal Executive Offices)

(607) 739-7148
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value.

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Exchange Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.

Yes	☐	No	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $7,870,399.

As of March 14, 2008, the Registrant had 36,582,987 shares of its Common Stock, $.001 par value, issued and outstanding.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
FORM 10-K

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - FORWARD-LOOKING STATEMENTS” WITHIN THIS REPORT.

PART I

ITEM 1.  BUSINESS

General

FirstFlight, Inc. (“FirstFlight”), through its subsidiaries (FirstFlight and its subsidiaries collectively the “Company”), operates in three reportable segments - Charter, FBO (fixed based operation) and Maintenance. The charter segment of FirstFlight is engaged in aircraft charter management activities, providing on-call passenger air transportation. Charter services are provided through a fleet of managed aircraft for which we provide regulatory and maintenance oversight for the managed aircraft, while also offering charter services. The FBO segment provides services such as fueling and hangaring for general aviation, commercial, and military aircraft and the management of a non-owned FBO facility. The aircraft maintenance segment provides repair services for both managed and non-managed aircraft as well as specialty services on aircraft brakes and wheels.

We were formed on January 17, 2003 (date of inception) as a proprietorship and were incorporated in Arizona on January 2, 2004. We became a public company as a result of a reverse merger transaction on August 20, 2004 with Shadows Bend Development, Inc., an inactive public Nevada corporation which changed its name to FBO Air, Inc. On December 13, 2006, we changed our name to FirstFlight, Inc.

Activities by segment are carried out at the following locations:

Location	Charter	FBO	Maintenance
Elmira, New York	X	Fuel revenue to managed aircraft only	X
Wilkes-Barre, Pennsylvania	X	X	X
Garden City, Kansas		X

The Elmira, New York facility became part of the Company through the acquisition on September 23, 2005 of Airborne, Inc. (“Airborne”).

The Wilkes-Barre, Pennsylvania facility came as a result of the acquisition by our wholly-owned subsidiary FBO Air Wilkes-Barre, Inc. (“FBO Wilkes-Barre”) of Tech Aviation Service, Inc. (“Tech”) and the Garden City, Kansas facility as a result of the acquisition by our wholly-owned subsidiary FBO Air Garden City, Inc of the FBO assets of Central Plains Aviation, Inc. (“CPA”). Both transactions occurred on March 31, 2005.

In addition to the facilities identified above, the Company has a charter sales office located in Teterboro, New Jersey and manages a non-owned FBO facility in Niagara Falls, New York. Also, the charter segment domiciles managed aircraft at non-Company facilities in California, Delaware, Florida, and Massachusetts.

On May 15, 2007, FirstFlight formed H24 Aviation Advisors, LLC (“H24”) to focus on the broker business in the charter segment.

On October 20, 2005, FirstFlight formed Tech Aviation Flight School, Inc. (“TAFS”), a wholly-owned subsidiary of FBO Wilkes-Barre. TAFS operated in connection with the fixed base operation in Avoca, Pennsylvania as an FAA accredited flight school.

On September 30, 2007, the Company sold the stock of TAFS. Preceding the transaction, the Company transferred the aircraft assets owned by TAFS into a newly-formed entity, FBO Air WB Leasing, Inc. (“WB Leasing”). As part of the transaction, TAFS entered into an aircraft lease agreement with WB Leasing as well as an agreement to lease space and buy fuel and maintenance services from the Company.

The charter management segment of the aviation industry, which includes the charter division of the Company, operates under Federal Aviation Regulations (“FAR”) Part 135, which covers aircraft with 30 seats or less and up to 7,500 pounds of payload. According to the National Air Transportation Association (“NATA”), there are approximately 3,000 holders of Part 135 charter certificates, which include 2,550 for fixed wing aircraft and 450 for helicopter operators.

NATA also reports that the business traveler accounts for approximately 70 percent of the market for charter activity, with leisure activity representing the remaining 30 percent. Further, approximately 30 percent of charter travelers have almost totally abandoned the scheduled airlines for their travel needs.

Because the charter management segment is populated by primarily small, private companies, financial and statistical data is difficult to acquire. However, according to the industry publication Air Charter Guide, the on-demand charter fleet in the United States is comprised of 2,034 jet aircraft, exclusive of airliner-sized equipment.

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

We believe the general aviation market has historically been somewhat cyclical, with revenues correlated with general US economic conditions. However, despite the recent softening of the economy and credit market issues, some leading indicators reflective of the current and long-term prospects for the industry are as follows:

•
Cessna, a division of Textron and the manufacturer of the largest number of aircraft used in charter and private aviation, reported an increase of 26 percent in unit volume in the year ended December 31, 2007 as compared to the same period in the prior year. The 387 jets Cessna delivered in 2007 was the highest total ever in a single year for the company. The backlog of orders for Cessna also increased 48 percent last year, to a total of $12.1 billion. (Source: The Weekly of Business Aviation).

•
Gulfstream, a division of General Dynamics and the manufacturer of some of the most popular large and mid-cabin charter jet aircraft, set “all-time” records for sales and earnings in 2007 when they delivered 138 airplanes. Based on current backlog, Gulfstream anticipates deliveries of 157 airplanes in 2008 and believes its longer term backlog remains solid. (Source: The Weekly of Business Aviation).

•
Deliveries of the new generation of very light jets (VLJ) commenced in 2007 and are anticipated to continue on pace through 2008. This new generation of jet aircraft, which are more affordable but have less-than-transcontinental range, we believe will result in increased demand for more FBO services in secondary markets where FirstFlight’s services are positioned.

As of December 31, 2007, the Company had cash and cash equivalents of $2,400,152 and had working capital of $961,045. The Company generated revenue of $47,107,927 and net income of $184,454 for the year ended December 31, 2007. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of approximately $5,750,000 and $12,330,000, respectively, for the period January 17, 2003 (date of inception) through December 31, 2007. For the year ended December 31, 2007, net cash provided by operating activities was $1,483,555, net cash used in investing activities was $93,140, and net cash used in financing activities was $172,133.

Other Potential Products

At this point in time, management contemplates maintaining focus on the three core segments of the aviation industry in which we currently operate - charter management, FBOs and aircraft maintenance. Any future expansion of offerings could come within products, services, or functions that support one, two or all of these segments.

Marketing and Sales

The charter segment has a dedicated sales force whose key mission is to maintain and increase sales of charter activity primarily on its fleet of managed aircraft. In 2008, the Company made several moves to increase the size and breadth of its charter sales force. A new senior vice president of sales and marketing for the Company preceded the addition of three sales people to focus on the Florida and Connecticut/Boston corridor. The new vice president and sales people will focus their efforts on the addition of new managed aircraft to the charter fleet along with the development of charter sales utilizing our fleet. Senior management personnel complement the efforts of this sales force by pursuing aircraft owners who could add their aircraft to our managed fleet.

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

Management believes that the current fleet of aircraft managed by its charter division is highly competitive in terms of the type and number of aircraft it can deploy for charter. As of March 14, 2008, the charter fleet was comprised of 19 jet aircraft that are generally recognized as attractive by aircraft charter clients, including aircraft by well-known manufacturers Gulfstream, Raytheon, Lear, Cessna, and Bombardier.

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

Costs and effects of complying with environmental laws

In dispensing fuels and in maintenance and repair operations, we handle virgin and waste petroleum lubricants. The handling of these materials is subject to federal, state and local environmental laws. The Company intends to continue to comply with these laws as part of its standard operating practice. The cost of this compliance is considered a normal cost of operations.

Employees

As of December 31, 2007, we employed 137 persons, of whom 109 were employed on a full-time basis, three of whom are executive officers of the Company; the balance are employed within our segment operations in New York, New Jersey, Pennsylvania, and Kansas.

ITEM 1A.  RISK FACTORS

The following risk factors relate to our operations:

We have a limited operating history, incurring operating losses from the inception of our business until the three months ended June 30, 2007. While we have remained profitable from our operations the past three quarters there is no assurance that this level of performance will continue for the foreseeable future despite our expectations to the contrary.

Until March 31, 2005, we had no revenue. We have incurred net losses and net losses applicable to common stockholders of approximately $5,750,000 and $12,330,000, respectively, for the period from January 17, 2003 (date of inception) through December 31, 2007.

As discussed later in this Report, in the section captioned “Management’s Discussion and Analysis of Financial Condition,” the Company had taken steps to reduce the level of expenditures for corporate operations by severing ties with two executives. These executives represented costs in 2006 of approximately $900,000, including severance and separation fees, and stock-based compensation. Additionally, the Company settled litigation in 2006 that, including legal and settlement related costs, represented approximately $150,000. The Company had also re-negotiated favorable terms with certain vendors that management believes represented a savings of almost $400,000 versus levels of historical spending. The reduction in level of expenditures in 2007 was in part driven by the hiring of a Chief Financial Officer and the corresponding elimination of an outside accounting consultant.

The steps described in the preceding paragraph contributed to the Company attaining profitable operations. We may be unable to sustain or increase profitability on an ongoing basis despite our expectation that we will.

We may have a need for additional financing to expand our business.

Certain of the potential sellers with respect to charter management businesses, maintenance businesses and the FBOs we may seek to acquire in the future may accept shares of our common stock or other securities as payment by us for the acquisition. However, we believe that it is likely that some may seek cash payments, whether paid at the closing or in later installment payments. There can be no assurance that our operations will generate sufficient cash flow to meet these acquisition obligations. Accordingly, we anticipate seeking additional financing to meet any cash requirements for acquisitions. However, any such financing will be dependent on general market conditions and the stock market’s evaluation of our performance and potential. Accordingly, we can give no assurance that we will obtain such equity or debt financing and, even if we do, that the terms be satisfactory to us.

The continued threat of terrorist actions may result in less demand for private aviation; as a result, our revenue may be adversely affected and we may not be able to continue successful operations.

Terrorist actions involving public and private aircraft may have a significant impact on the Company. The result of these actions could be that individuals and corporate or other entities stop using private aircraft. In this event, we may be unable to continue operations on a successful basis.

We could be adversely affected by increases in fuel prices.

Our operations could be significantly affected by the availability and price of jet fuel. A significant increase in jet fuel prices would most likely have a material impact on our achieving profitability unless we are able to pass on such costs to our customers. Due to the competitive nature of the industry, our ability to pass on increased fuel prices by increasing our rates is uncertain. Likewise, any potential benefit of lower fuel prices may be offset by increased competition and lower revenue in general. While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are new outbreaks of hostility or other conflicts in oil producing areas or elsewhere, there could be a reduction in the availability of jet fuel or significant increases in costs to our business, as well as to the entire aviation industry.

The segments of the aviation services industry in which we operate are fiercely competitive.

We compete with national, regional, and local charter management, aircraft maintenance and fixed base operators. Many of our competitors have been in business longer than we have and may have greater financial resources available to them. Having greater financial resources will make it easier for these competitors to absorb higher fuel prices and other increases in expenses. In addition, these competitors might seek acquisitions in competition to us. Accordingly, we can give no assurance that we will be able to successfully compete in our industry.

Our business as an aviation services company is subject to extensive governmental regulation.

Aviation services companies are subject to extensive regulatory requirements that could result in significant costs. For example, the Federal Aviation Administration from time to time issues directives and other regulations relating to the management, maintenance and operation of aircraft and facilities. Our compliance with those requirements may cause us to incur significant expenditures.

Additional laws, regulations and charges have been proposed from time to time that could significantly increase the cost of our operations or reduce overall revenue. We cannot provide assurance that laws or regulations enacted in the future will not adversely affect our revenue and future profitability.

We can give no assurance that the state or local authority regulating the airport as to which we may acquire a charter management operation or an FBO will approve our application to be the successor, or, when requested, extend the term of the lease for the facility to a more acceptable term.

We must maintain and add key management and other personnel.

Our future success will be heavily dependent on the performance of our executive officers and managers. We have entered into employment agreements with certain of these individuals, including our President and Chief Executive Officer (John H. Dow), our Chief Financial Officer (Keith P. Bleier), and our Vice Chairman of the Board (Ronald J. Ricciardi). Our growth and future success will depend, in large part, on the continued contributions of these key individuals, as well as our ability to motivate and retain these personnel or hire other persons. In addition, our proposed plan of development will require an increase in management, sales, marketing and accounting/administrative personnel and an investment in development of our expertise by existing employees and management. Although we believe we will be able to hire and retain qualified personnel, we can give no assurance that we will be successful in obtaining, recruiting and retaining such personnel in sufficient numbers to increase revenue, attain profitability, or successfully implement our growth strategy.

The following risk factors relate to our common stock:

We do not currently have an active market for our common stock.

To date, trading of our common stock has been sporadic and limited. In addition, there are only a limited number of broker-dealers trading our common stock. As a result the number of shares of our common stock being offered in the market may not increase. Working with our investment banking and investor relations firms we are trying to increase this number. However, we can give no assurance that we will achieve this objective. Accordingly, we can give no assurance that an active trading market will ever develop.

Our common stock is subject to the penny stock rules.

The Securities and Exchange Commission (the “Commission”) has adopted a set of rules called the penny stock rules that regulate broker-dealers with respect to trading in securities with a bid price of less than $5.00. These rules do not apply to securities registered on certain national securities exchanges (including the Nasdaq Stock Market) or authorized for quotation on an automated quotation system sponsored by a registered pre-1990 securities association, provided that current price and volume information regarding transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with other information. The penny stock rules require that, prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser. The broker-dealer must also receive the purchaser’s written agreement to the transaction. These disclosure requirements may reduce the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. If a market ever does develop for our common stock, as to which we can give no assurance, and it should remain subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares of our common stock.

Potential additional financings, the granting of additional options and possibly anti-dilution provisions in our warrants will further dilute our existing stockholders.

As of March 14, 2008, there were 36,582,987 shares outstanding. If all of the outstanding common stock purchase warrants and options were exercised, there would be 50,335,108 shares outstanding, an increase of almost 38%. Any further issuances due to additional equity financings or the granting of additional options or possibly the anti-dilution provisions in our warrants will further dilute our existing stockholders.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We intend to retain future earnings, if any, to fund our operations and to expand our business. Accordingly, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Our Board’s right to authorize additional shares of preferred stock could adversely impact the rights of holders of our common stock.

Our board of directors currently has the right, with respect to the 9,999,154 authorized shares of our preferred stock, to authorize the issuance of one or more series of our preferred stock with such voting, dividend and other rights as our directors determine. Such action can be taken by our board without the approval of the holders of our common stock. However, a majority of the independent directors must approve such issuance under a policy adopted by the FirstFlight board of directors on March 19, 2006. Accordingly, the holders of any new series of preferred stock could be granted voting rights that reduce the voting power of the holders of our common stock. For example, the preferred holders could be granted the right to vote on a merger as a separate class even if the merger would not have an adverse effect on their rights. This right, if granted, would give them a veto with respect to any merger proposal. Or they could be granted 20 votes per share while voting as a single class with the holders of the common stock, thereby diluting the voting power of the holders of our common stock. In addition, the holders of any new series of preferred stock could be given the option to be redeemed in cash in the event of a merger. This would make an acquisition of our Company less attractive to a potential acquirer. Thus, our board could authorize the issuance of shares of the new series of preferred stock in order to defeat a proposal for the acquisition of our Company which a majority of our then holders of our common stock otherwise favor.

Our common stock may not continue to be traded on the OTC Bulletin Board.

We cannot provide any assurance that our common stock will continue to be eligible to trade on the OTC Bulletin Board. Should our common stock cease to trade on the OTC Bulletin Board and fail to qualify for listing on a stock exchange (including Nasdaq), our common stock would be trading only in the “pink sheets.” Such trading market generally provides an even less liquid market than the OTC Bulletin Board. In such event, stockholders may find it more difficult to trade their shares of our common stock or to obtain accurate, current information concerning market prices for our common stock.

Our management team currently has influential voting power.

As of March 14, 2008, the executive officers and directors of FirstFlight and their family members and associates collectively could vote 12,733,292 shares or 34.8% of the 36,582,987 shares of the issued and outstanding voting shares. Accordingly, and, because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of the directors of FirstFlight. The management of the Company is controlled by our board of directors, currently comprised of five independent directors, a director who is a managing partner of a law firm which is corporate counsel to the Company, a director who is related to a former executive officer and two executive officers/directors.

ITEM 2.  PROPERTIES

We lease office space at the following locations:

Location	Purpose	Space	Annual Rental	Expiration

236 Sing Sing Road Horseheads, New York (1)	Executive offices and principal facility of our charter segment	24,050 square feet	$160,582	September 22, 2020

101 Hangar Road Avoca, Pennsylvania	Pennsylvania service location of our FBO segment	24,000 square feet	$75,000	August 21, 2013

2145 S. Air Service Road, Garden City, Kansas	Kansas service location of our FBO segment	17,640 square feet	$18,600	March 31, 2015

333 Industrial Avenue Teterboro, New Jersey	Office facility of our charter sales department	1,510 square feet	$44,124	September 30, 2008

333 Industrial Avenue Teterboro, New Jersey	Hangar and shop space for managed aircraft	10,773 square feet	$336,396	September 30, 2008

(1) This location is leased from a related party to whom in the years ended December 31, 2007 and 2006 we paid a total amount for rent of approximately $161,000.

We believe that our space is adequate for our immediate needs. Additional hangar space may be required in the future. In the event that hangar space is not readily available at commercially reasonable rates, we may expand via new construction. No such definitive plans have been developed at the time of this Report.

  We have no current intention to invest in real estate, other than in connection with the acquisition of an aviation services property. While we may purchase the common stock of companies as a means of acquisition of that entity, we have no intent to passively hold or invest in the common stock of companies in these aviation businesses.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2007, the Company was not a party to any pending legal proceeding as to which disclosure was required pursuant to Item 103 of Regulation S-K of the Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol FFLT. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) equity securities. The following table sets forth the range of high and low closing sale prices for the common stock as reported on the OTCBB for the past two fiscal years.

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2006	$0.7500	$0.4000

June 30, 2006	$0.7500	$0.4100

September 30, 2006	$0.5000	$0.3000

December 31, 2006	$0.6000	$0.2400

March 31, 2007	$0.5500	$0.3000

June 30, 2007	$0.3700	$0.3100

September 30, 2007	$0.4200	$0.2800

December 31, 2007	$0.4000	$0.2700

Holders

As of March 14, 2008, there were approximately 625 holders of record of the common stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various broker-dealers, clearing agencies, banks, and other fiduciaries.

Dividends

Since inception we have never declared or paid any cash dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and future operations. Therefore, we do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

  The following table set forth certain information, as of December 31, 2007, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,035,000	$0.431	5,465,000

Equity compensation plans not approved by security holders	350,000	$1.326	—
Total	2,385,000	$0.563	5,465,000

We received stockholder approval on December 12, 2006 of the Stock Option Plan which relates to 7,500,000 shares of the common stock.

Repurchases

In March 2007, FirstFlight re-purchased 25,000 shares for $18,375 in cash that had been issued in a settlement of litigation and for which the holder had a right to put the shares back to FirstFlight. There were no repurchases of shares during the year ended December 31, 2006.

Recent Sales of Unregistered Securities

Information with respect to all equity securities sold by FirstFlight during the fiscal year ended December 31, 2007 which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), was previously reported in a Quarterly Report on Form 10-QSB or a Current Report on Form 8-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Summary Financial Information

The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Report.

Consolidated Statement of Operations Data:	Year Ended December 31, 2007	Year Ended December 31, 2006
(in thousands, except for share and per share data)
Revenue	$47,108	$39,212
Net income (loss) applicable to common stockholders	$184	$(7,777)
Net income (loss) per common share - basic and diluted	$0.01	$(0.34)
Weighted average number of shares - basic and diluted	36,585,305	22,661,039

Balance Sheet Data:	December 31, 2007	December 31, 2006
Working capital	$961	$(23)
Total assets	$14,395	$13,181
Total liabilities	$7,759	$7,157
Stockholders’ equity	$6,636	$6,025

Forward-looking Statements

This Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "General," "Marketing and Sales," "Liquidity and Capital Resources" and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include services and pricing, general economic conditions, new product development, the Company's ability to raise additional capital, the Company's ability to obtain the various approvals and permits for the acquisition and operation of FBOs and charter management operations and the other risk factors detailed from time to time in this Report and other materials filed with the Commission.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Year Ended December 31, 2007 and December 31, 2006.

REVENUE AND OPERATING RESULTS

The following table summarizes revenue and operating results by segment:

	Year Ended December 31,
Revenue	2007	2006
Charter	$38,231,943	$31,243,500
FBO	5,905,715	4,988,553
Maintenance	2,970,269	2,980,371
Total revenue	$47,107,927	$39,212,424

	Year Ended December 31,
Operating Results	2007	2006
Charter	$1,561,689	$658,798
FBO	308,845	15,668
Maintenance	(32,184)	(242,358)
Division profit	1,838,350	432,108
Corporate expense	1,633,897	2,805,651
Operating profit (loss)	204,453	(2,373,543)
Other income (expense), net	(44,690)	155,700
Interest income (expense), net	24,691	(1,118,916)
Net income (loss)	$184,454	$(3,336,759)

Revenue for the year ended December 31, 2007 increased 20.1 percent from revenue in the year ended December 31, 2006. This increase was primarily due to the results of the charter segment, which generated over $38 million in revenue, a 22.4 percent increase over its revenue in the prior year, and the FBO segment, which generated $5.9 million, an 18.4 percent increase over its revenue in the same period in 2006. In the charter segment, a larger fleet and a more productive use of mid and large cabin aircraft in charter activities were factors. In the FBO segment, increases related to fueling managed aircraft and a higher average price for fuel as a result of higher fuel costs were factors.

Gross margin, as a percentage of revenue, of 16.2 percent for the year ended December 31, 2007 decreased as compared with 17.0 percent in the corresponding prior-year period. The decline in the year ended December 31, 2007 was largely the result of commissions in the amount of $272,705 in the charter segment related to the sale of aircraft in the 2006 period that did not recur in the 2007 period. Excluding the effect of those commissions, the margin for the year ended December 31, 2006 would have been 16.4 percent, a better comparison to the 16.2 percent during the year ended December 31, 2007.

Other expense was $44,690 for the year ended December 31, 2007 as compared to other income of $155,700 for the year ended December 31, 2006. Items of note included the sale of a charter certificate in the year ended December 31, 2006. In the year ended December 31, 2007, other income consisted of, as mentioned elsewhere in this Report, the gain on sale of the TAFS subsidiary, plus income from extinguishment of debt offset by an allowance for the uncollectable note receivable.

Segment Analysis

Charter

Charter revenue increased by 22.4 percent for the year ended December 31, 2007 as compared with such revenue in the corresponding prior-year period. The year-over-year increase is attributable to a greater productivity of the collective fleet plus a favorable shift to a higher mix of mid- and large-cabin charter hours, in addition to a higher overall number of aircraft. We managed 19 aircraft for their owners at December 31, 2007 as compared to 16 at December 31, 2006.

For the year ended December 31, 2007, activities associated with managed charter (29.2% increase), management services (22.7%), and brokered charter (2.4%) delivered better results as compared to results in the same period in the prior year for the reasons articulated in the previous paragraph. Fuel sales to charter aircraft (-0.8%) declined slightly due to the relocation of managed aircraft to other facilities. In the miscellaneous revenue category, performance on a year-over-year basis (-64.2%) was impacted by the absence of commissions on the sale of aircraft in the current-year period, as mentioned earlier in this Report.

Charter segment operating profit increased 137.1 percent for the year ended December 31, 2007 as compared with such profit in the corresponding prior-year period. Segment operating profit, as a percentage of segment revenue, increased to 4.1 percent for the year ended December 31, 2007 as compared to 2.1 percent in the corresponding prior-year period.

In addition to the increase in revenue, operating profit results were driven by a reduction of operating expenses and a slight improvement in gross margin for the segment. Gross margin, as a percentage of charter segment revenue, was 14.1 percent for the year ended December 31, 2007 as compared to 14.2 percent in the year ended December 31, 2006 when adjusted for commissions on the sale of aircraft. Segment operating expenses, as a percentage of revenue, were 10.0 percent in the year ended December 31, 2007 as compared to 12.8 percent in the same period in the prior year.

FBO

FBO segment revenue increased by 18.4 percent for the year ended December 31, 2007 as compared with such revenue in the corresponding prior-year period. Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 24.4 percent in the year ended December 31, 2007 as compared to such revenue in the same period in the prior year. This increase offset a revenue shortfall for the flight school (-34.6 percent for the year) and the management of non-owned FBO facilities (-26.2 percent for the year). The flight school subsidiary, as indicated elsewhere in this Report, was divested on September 30, 2007. The decrease in revenue associated with the management of non-owned FBO facilities was due to an anticipated reduction in contractual rates.

FBO segment operating profit increased 1871.2 percent in the year ended December 31, 2007 as compared with the year ended December 31, 2006 for the reasons articulated in the previous paragraph. Segment operating profit, as a percentage of segment revenue, increased to 5.2 percent for the year ended December 31, 2007 as compared with 0.3 percent in the corresponding prior-year period.

In addition to the increase in revenue, operating profit was improved through a greater leverage of operating expenses, which offset a decrease in gross margin. Gross margin and operating expenses, as a percentage of revenue, in the year ended December 31, 2007, were 28.4 percent and 23.2 percent, respectively, as compared to 31.5 percent and 31.2 percent in the same prior-year period.

Maintenance

Maintenance segment revenue decreased by 0.3 percent for the year ended December 31, 2007 as compared with such revenue in the corresponding prior-year period. The scheduling of significant maintenance events in the year ended December 31, 2006, which did not recur during the same period in 2007, impacted the revenue performance of the division. Our brake and wheel operation, which was not affected by scheduling of these events, did show good year-over-year growth: 12.9 percent for the year ended December 31, 2007 as compared to its revenue in the same period in prior year.

Maintenance segment operating losses decreased by $210,174 for the year ended December 31, 2007 as compared with the corresponding prior-year period. We first reported maintenance as a separate segment in the three months ended September 30, 2006. Management believes that this separate, dedicated emphasis has and will prompt a greater focus on operational efficiencies in the segment and lead to improved performance. The results for the year ended December 31, 2007 represented an improvement versus results in the prior year that, management believes, are representative of a trend of improved performance in future quarters.

Corporate Expense

Corporate expense was $1,633,897 for the year ended December 31, 2007, a decrease of $1,171,754 as compared with such expenses in the corresponding prior-year period. Management has dedicated significant attention to cost- and infrastructure-related savings over the past several quarters. The reduction in corporate expenses for the year ended December 31, 2007 is the result of the elimination of headcount and a decrease in professional expenses due to the addition of our chief financial officer in September 2006 and the resultant limitation of expenses associated with an outsourced financial consultant.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) of $7,448,187 decreased by $1,576,281, or 17.5 percent, in the year ended December 31, 2007 as compared with such expenses in the corresponding prior-year period. SG&A, as a percentage of revenue, decreased to 15.8 percent for the year ended December 31, 2007 as compared with 23.0 percent in the corresponding prior-year period. The decreases in SG&A as a percentage of revenue are due, in large part, to the increase in revenue during the current year coupled with the decrease in corporate expense, both as discussed above.

Depreciation and Amortization

Depreciation and amortization expense remained consistent for the year ended December 31, 2007 as compared with the corresponding prior-year.

Interest Income/Expense

Net interest income for the year ended December 31, 2007 was $24,691 while net interest expense for the year ended December 31, 2006 was $1,118,916. This year-over-year improvement is the result of the interest expense associated with the Senior Secured Notes that were repaid in September 2006.

Net Income (Loss) Applicable to Common Stockholders

Net income applicable to common stockholders for the year ended December 31, 2007 was $184,454 as compared to net loss applicable to common stockholders for the year ended December 31, 2006 of $7,776,516, an improvement of $7,960,970. This change was largely driven by an improvement in the operating results of the Company and by the elimination of expenses related to preferred stock ($3,002,563 in dividend and discount amortization charges) and the amortization of deferred financing costs ($1,437,194) in the year ended December 31, 2006. These eliminations, in addition to the reduction of interest expense as noted above, were directly related to the conversion of preferred stock to common stock and repayment of senior debt in connection with the $5.025 million offering completed in September 2006.

Basic net income (loss) per share applicable to common stockholders is computed based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents, consisting of options and warrants, were not included in the calculation of the diluted losses per share because their inclusion would have been anti-dilutive or were not included in the calculation of net income per share because their exercise prices were greater than the average market price of the common stock during the period. Basic and diluted net income per share applicable to common stockholders for the year ended December 31, 2007 was $0.01 and net loss per share applicable to common stockholders for the year ended December 31, 2006 was $0.34.

LIQUIDITY AND CAPITAL RESOURCES

For all prior periods through March 31, 2007, the Company had incurred operating losses. During each of the three-month periods ended June 30, September 30, and December 31, 2007 the Company generated operating income. The Company generated revenue of $47,107,927 for the year ended December 31, 2007. For the year ended December 31, 2007, net cash provided by operating activities was $1,483,555, net cash used in investing activities was $93,140, and net cash used in financing activities was $172,133. As of December 31, 2007, the Company had cash and cash equivalents of $2,400,152 and had working capital of $961,045.

The Company had taken steps to reduce the level of expenditures for corporate operations by severing ties with two executives. These executives represented costs in 2006 of approximately $900,000, including severance and separation fees, and stock-based compensation. Additionally, the Company had settled litigation in 2006 that, including legal and settlement related costs, represented approximately $150,000. The Company had also re-negotiated favorable terms with certain vendors that management believes represented a savings of almost $400,000 versus levels of historical spending, in part driven by the hiring of a chief financial officer and the corresponding elimination of an outside accounting consultant.

The Company is continuing to implement its strategic business plan. During the year ended December 31, 2007, the Company’s revenue has increased and SG&A expenses have decreased as compared with the revenue and SG&A expense in the same period in the prior year. The Company believes that it has sufficient liquidity to sustain its existing business for the next twelve months.  In early 2008, the Company has taken steps to increase its revenue by upgrading and enlarging its sales force, particularly as it relates to the charter segment.  A dedicated vice president of sales and marketing has been added along with three additional charter sales personnel.  The collective focus for these people is to add additional managed aircraft and to create better utilization of the fleet of managed aircraft by increasing the number of booked charter hours.  Further, the sales personnel are focused in geographically strategic markets where the company has recently added managed aircraft and in which the Company believes sufficient opportunity exists for new aircraft and charter clients.  The Company anticipates that these sales people will recoup their respective compensation and expenses in additional revenue and gross margin during 2008.  In addition, the Company is also continuing to maintain its cost containment measures initiated during 2007.

During the year ended December 31, 2007, the Company had a net increase in cash and cash equivalents of $1,218,282. The Company's sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2007, net cash provided by operating activities was $1,483,555. The primary sources of cash for 2007 were from net income as adjusted for non-cash charges. For the year ended December 31, 2006, net cash used in operating activities was $1,887,794. The primary decrease in cash for 2006 was from net loss as adjusted for non-cash charges and an approximately $760,000 change in operating assets and liabilities.

Cash from Investing Activities

For the year ended December 31, 2007, net cash used in investing activities was $93,140 attributable primarily to net proceeds from the sale of assets of $329,184 in connection with the disposal of a small, piston-powered aircraft and the sale of TAFS offset by the purchase of equipment of $318,797. For the year ended December 31, 2006, net cash used in investing activities was $7,554 attributable to the proceeds from a note receivable of $200,000 offset by the purchase of equipment of $207,554.

Cash from Financing Activities

For the year ended December 31, 2007, net cash used in financing activities was $172,133, consisting of the repayment of notes ($153,758) and the re-purchase of stock via a put option in connection with an obligation ($18,375). For the year ended December 31, 2006, net cash provided by financing activities was $1,746,768, consisting of the proceeds from private placement ($5.025 million), offset by the repayments of term loan ($1.5 million), repayment of senior notes ($1,496,324), and repayment of notes ($281,908).

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

Critical Accounting Estimates

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable

The Company’s extends credit to large and mid-size companies for aviation services. The Company has concentrations of credit risk in that 51% of the balance of accounts receivable at December 31, 2007 is made up of only ten customers. At December 31, 2007, accounts receivable from our largest account amounted to approximately $530,000 (10.1%). The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers.

Goodwill and Intangible Assets

The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions amounting to $4,194,770. The Company has determined that there is no impairment of goodwill at December 31, 2007 and 2006. Intangible assets continue to be amortized over their estimated useful lives.

In accordance with the requirements of SFAS 141 the Company recognized certain intangible assets acquired, primarily goodwill, trade names, non-compete agreements and customer relationships.  In accordance with the provisions of SFAS 142, on a regular basis, the Company performs impairment analysis of the carrying value of goodwill and certain other intangible assets.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to utilize its NOL carry-forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

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

We record interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we recognized no charges for interest and penalties related to unrecognized tax benefits in our Consolidated Balance Sheet.

We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the original provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term or the duration of employment agreement. For the year ended December 31, 2007 and 2006, the Company incurred stock based compensation of $415,782 and $801,721, respectively. As of December 31, 2007, the unamortized fair value of the options totaled $365,235. The weighted average remaining amortization period of these options is 0.6 years.

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

The fair value of each share-based payment awards granted during the period was estimated using the Black-Scholes option pricing model with certain assumptions in estimating fair value.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company is currently evaluating the impact of adopting SFAS 159 on its financial statements.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.   This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this FSP did not have a material impact on the Company’s financial statements.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales tax. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006. The adoption of this pronouncement did not have a material impact of the Company’s financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 did not have a material impact on the Company’s financial position.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 (“Accounting for Derivative Instruments and Hedging Activities”) (“SFAS 133”) to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to aircraft fuel risk, credit risk and interest rate risk.

Aircraft Fuel Risk - We have entered into an aircraft fuel agreement with a leading provider of aviation fuel. This provider, while a leader in its field and the only dedicated aviation fuel provider, is not a refiner of the aviation fuel it distributes. The availability of suitable supplies for the Company, therefore, may be in question in the event of a significant disruption in the supply of crude oil. We regularly consult with our supplier to ensure the availability of sufficient quantities of jet fuel and aviation gasoline within the context of the Company’s business demand. As a result and as a matter of historical performance, we do not believe that the supply of aviation fuel is a material risk.

Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of collection risks. As a result we do not anticipate any material losses in this area.

Interest Rate Risk - Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that are classified as cash and cash equivalents have original maturities of three months or less. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is not a material risk exposure.

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements and the related notes to the consolidated financial statements called for by this item appear under the caption “Table of Contents to Consolidated Financial Statements” beginning on page F-1 attached hereto of this Annual Report on Form 10-K.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheet as of December 31, 2007 and 2006	F-2

Consolidated Statements of Operations For the Years Ended December 31, 2007 and 2006	F-3

Consolidated Statements of Stockholders' Equity For the Years Ended December 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows For the Years Ended December 31, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
FirstFlight, Inc.

We have audited the accompanying consolidated balance sheets of FirstFlight, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstFlight, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with United States generally accepted accounting principles.

/s/ Marcum & Kliegman LLP

New York, NY
March 28, 2008

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,400,152	$1,181,870
Accounts receivable, net of allowance for
doubtful accounts of $26,721 and $57,722, respectively	5,226,006	5,083,524
Inventories	324,314	193,413
Prepaid expenses and other current assets	472,750	280,923
Total current assets	8,423,222	6,739,730

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $361,577 and $272,788, respectively	1,169,316	1,286,376

OTHER ASSETS
Deposits	36,800	26,500
Note receivable	—	150,000
Intangible assets - trade names	420,000	420,000
Other intangible assets, net of
accumulated amortization of $489,274 and $275,936, respectively	150,726	364,064
Goodwill	4,194,770	4,194,770
Total other assets	4,802,296	5,155,334
TOTAL ASSETS	$14,394,834	$13,181,440

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,252,043	$5,627,406
Customer deposits	532,397	398,785
Accrued expenses	551,074	532,988
Notes payable - current portion	126,663	203,823
Total current liabilities	7,462,177	6,763,002

LONG-TERM LIABILITIES
Notes payable - less current portion	296,788	393,805
Total liabilities	7,758,965	7,156,807

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	-	-
Common stock - $.001 par value; authorized 100,000,000;
36,582,987 and 36,583,793 issued and outstanding, respectively	36,583	36,584
Additional paid-in capital	18,825,760	18,398,977
Accumulated deficit	(12,226,474)	(12,410,928)
TOTAL STOCKHOLDERS' EQUITY	6,635,869	6,024,633

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,394,834	$13,181,440

See notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007	2006

REVENUE	$47,107,927	$39,212,424
COST OF REVENUES	39,455,287	32,561,499
GROSS PROFIT	7,652,640	6,650,925

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,448,187	9,024,468

OPERATING INCOME (LOSS)	204,453	(2,373,543)

OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	(101,328)	155,700
GAIN ON SALE OF FIXED ASSETS	56,638	—
INTEREST INCOME	55,221	31,188
INTEREST EXPENSE	(30,530)	(1,150,104)

TOTAL OTHER INCOME (EXPENSE)	(19,999)	(963,216)
NET INCOME (LOSS)	$184,454	$(3,336,759)

Deemed dividend to preferred stockholders:
Amortization of discount	—	(2,831,303)

Amortization of deferred financing costs	—	(1,437,194)

Preferred stock dividend	—	(171,260)
Net income (loss) applicable to common stockholders	$184,454	$(7,776,516)

Basic and Diluted Net Income (Loss) Per Common Share
applicable to common stockholders	$0.01	$(0.34)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	36,585,305	22,661,039

See notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2007 and 2006

			Additional			Total
	Common Stock		Paid-in	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Financing	Deficit	Equity

BALANCE - January 1, 2006	13,915,812	$13,915	$8,421,430	$(1,437,194)	$(4,634,412)	$2,363,739

Common stock issued in connection with the cashless exercise of stock options	207,435	207	(207)	—	—	—
Common stock issued in connection with the settlement of obligation	25,000	25	18,725	—	—	18,750
Common stock issued in connection with the settlement of litigation	57,598	58	(58)	—	—	—
Amortization of stock based compensation	—	—	801,721	—	—	801,721
Amortization of deferred financing costs	—	—	—	1,437,194	(1,437,194)	—
Deemed dividend to preferred shareholders - accretion of discount	—	—	—	—	(2,831,303)	(2,831,303)
Dividends on redeemable convertible preferred stock	—	—	—	—	(171,260)	(171,260)
Common stock issued in connection with conversion of convertible preferred stock	12,583,336	12,584	3,716,780	—	—	3,729,364
Common stock issued in connection with private placement	8,376,675	8,377	5,016,623	—	—	5,025,000
Common stock issued for payment of accrued dividends on convertible preferred stock	1,417,937	1,418	423,963	—	—	425,381
Net loss	—	—	—	—	(3,336,759)	(3,336,759)
BALANCE - December 31, 2006	36,583,793	$36,584	$18,398,977	$—	$(12,410,928)	$6,024,633

Amortization of stock based compensation	—	—	415,782	—	—	415,782
Common stock issued in connection with the cashless exercise of options	24,194	24	(24)	—	—	—
Common stock re-purchased in connection with settlement of obligation	(25,000)	(25)	(18,350)	—	—	(18,375)
Settlement of litigation	—	—	29,375	—	—	29,375
Net income	—	—	—	—	184,454	184,454
BALANCE - December 31, 2007	36,582,987	$36,583	$18,825,760	$—	$(12,226,474)	$6,635,869

See notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$184,454	$(3,336,759)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	390,165	406,471
Amortization of debt discount	25,262	951,849
Gain on sale of fixed assets	(56,638)	—
Gain on sale of subsidiary	(29,503)	—
Stock based compensation	415,782	801,721
Issuance of redeemable common stock	—	29,375
Income from extinguishment of debt	(60,681)	—
Impairment for collection of note receivable	150,000	—
Changes in operating assets and liabilities:
Accounts receivable	(153,799)	(1,662,069)
Inventories	(133,553)	(2,159)
Prepaid expenses and other current assets	(166,827)	(59,328)
Deposits	(10,300)	—
Accounts payable	624,637	1,425,875
Customer deposits	248,456	(52,021)
Accrued interest and dividends	—	(117,990)
Accrued expenses	56,100	(272,759)
TOTAL ADJUSTMENTS	1,299,101	1,448,965

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,483,555	(1,887,794)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	329,184	—
Repayment of note receivable	—	200,000
Net cash paid from sale of subsidiary	(103,527)	—
Purchase of property and equipment	(318,797)	(207,554)
NET CASH USED IN INVESTING ACTIVITIES	(93,140)	(7,554)

See notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	For the Year Ended December 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes	(153,758)	(281,908)
Repayment of term loan	—	(1,500,000)
Repayment of senior notes	—	(1,496,324)
Proceeds from private placement	—	5,025,000
Repurchase of stock	(18,375)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(172,133)	1,746,768

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,218,282	(148,580)

CASH AND CASH EQUIVALENTS - Beginning	1,181,870	1,330,450
CASH AND CASH EQUIVALENTS - Ending	$2,400,152	$1,181,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$30,530	$328,931
Income taxes	$525	$8,160

Non-cash investing and financing activities:
Common stock issued to settle obligation	$—	$18,750
Redeemable common stock issued in connection with the settlement of litigation	$—	$29,375
Cashless exercise of stock options	$24	$207
Redeemable convertible preferred stock converted to common stock	$—	$3,729,364
Purchase of equipment under capital lease or debt obligation	$15,000	$110,896
Common stock issued for dividends on redeemable convertible preferred stock	$—	$425,381
Expiration of put option	$29,375	$—

Sale of subsidiary
Net liabilities	$(133,030)	$—
Gain on sale	29,503	—
Net cash paid	$(103,527)	$—

See notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - Nature of Operations

FirstFlight, Inc. (“FirstFlight”) and its subsidiaries (collectively, the “Company”) is as an aviation services company with operations in the charter management, FBO, and aircraft maintenance segments of the general aviation industry.

On March 31, 2005, FirstFlight formed FBO Air Wilkes-Barre (“FBO Wilkes-Barre”) as a wholly-owned subsidiary, which then acquired the common stock of Tech Aviation Service, Inc. (“Tech”), a fixed base operator in Avoca, Pennsylvania.

On March 31, 2005, FirstFlight formed FBO Air Garden City (“FBO Garden City”) as a wholly-owned subsidiary of FirstFlight, which then acquired certain operating assets of Central Plains Aviation, Inc. (“CPA”), a fixed base operator located in Garden City, Kansas.

On September 23, 2005, FirstFlight acquired the common stock of Airborne, Inc. (“Airborne”), a charter and aircraft management company, located in Elmira, New York.

On March 16, 2006, FirstFlight formed Margeson & Associates, Inc. (“Margeson”), as a wholly-owned subsidiary of FirstFlight. Margeson, an insurance agency, offers property, casualty and liability insurance primarily to the general aircraft industry.

On May 15, 2007, Airborne formed H24 Aviation Advisors, LLC (“H24”) as a wholly-owned subsidiary to focus on the broker business in the charter segment.

NOTE 2 - Management’s Liquidity Plans

As of December 31, 2007, the Company had cash and cash equivalents of $2,400,152 and had working capital of $961,045. The Company generated revenue of $47,107,927 and net income of $184,454 for the year ended December 31, 2007. Since inception, the Company has incurred, in the aggregate, net losses and net losses applicable to common stockholders of approximately $5,750,000 and $12,330,000, respectively, for the period January 17, 2003 (date of inception) through December 31, 2007. For the year ended December 31, 2007, net cash provided by operating activities was $1,483,555 and net cash used in investing activities was $93,140.

The Company had taken steps to reduce the level of expenditures for corporate operations by severing ties with two executives. These executives represented costs in 2006 of approximately $900,000, including severance and separation fees, and stock-based compensation. Additionally, the Company had settled litigation in 2006 that, including legal and settlement related costs, represented approximately $150,000. The Company had also re-negotiated favorable terms with certain vendors that management believes represents a savings of almost $400,000 versus levels of historical spending, in part driven by the hiring of a chief financial officer and the corresponding elimination of an outside accounting consultant.

The Company believes that it has sufficient liquidity to sustain its existing business for at least the next twelve months.  In early 2008, the Company has taken steps to increase its revenue by upgrading and enlarging its sales force, particularly as it relates to the charter segment.  In addition, the Company is also continuing to maintain its cost containment measures initiated during 2007.

NOTE 3 - Sales of Subsidiaries

During March 2006, the Company completed its consolidation of certain activities under a single Federal Aviation Administration (“FAA”) Part 135 Certificate. In connection with the consolidation, on April 11, 2006, the Company sold Tech, whose sole asset immediately prior to the sale consisted of Tech’s FAA Part 135 Certificate, and recognized other income of approximately $157,000.

On October 20, 2005, FirstFlight formed Tech Aviation Flight School, Inc. (“TAFS”) as a wholly-owned subsidiary of FBO Wilkes-Barre. TAFS operated in connection with the fixed base operation in Avoca, Pennsylvania as an FAA accredited flight school.

On September 30, 2007, the Company sold the stock of TAFS, with net liabilities of approximately $5,000 for $25,000. In conjunction with the sale, the Company recognized a gain of approximately $30,000. In addition, the Company executed an agreement to transfer the aircraft assets owned by TAFS into a newly-formed wholly-owned subsidiary, FBO Air WB Leasing (the Lessor). As part of the transaction, TAFS entered into a one-year aircraft lease agreement with FBO Air WB Leasing as well as an agreement to lease space and buy fuel and maintenance services from the Company. In addition, the Company entered into an office lease agreement with TAFS for which it will receive monthly payments of $1,050, expiring on September 23, 2023, calling for future minimum payments to the Company of $201,600.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 4 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of FirstFlight and its wholly-owned subsidiaries, FBO Air Wilkes-Barre, Inc. (“FBOWB”), FBO Air Garden City, Inc. (“FBOGC”), Airborne, Inc. (“Airborne”), Margeson & Associates, Inc. (“Margeson”), FBO Air WB Leasing (“WB Leasing”), H24 Aviation Advisors, LLC (“H24”), and TAFS, which on September 30, 2007 was divested as described in Note 3. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

The Company maintains its cash with various financial institutions, which exceed federally insured limits throughout the period. At December 31, 2007, the Company had cash and cash equivalents in excess of federally insured limits.

Accounts Receivable

The Company’s extends credit to large and mid-size companies for flight related services. The Company has concentrations of credit risk in that 51% of the balance of accounts receivable at December 31, 2007 is made up of only ten customers. At December 31, 2007, accounts receivable from our largest account amounted to approximately $530,000 (10.1%). The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers.

Deferred Financing Costs

Costs incurred to issue convertible preferred stock and the warrants were capitalized and were charged to equity as deferred financing costs. Such costs were being amortized as deemed dividends to preferred stockholders over a three-year period. In 2006, the remaining balance was fully amortized as a result of the conversion of the Preferred Stock to Common Stock.

Inventories

Inventories consist primarily of maintenance parts and aviation fuel and are stated at the lower of cost or market determined by the first-in, first out method.

Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform with the presentation of the current period financial statements. These reclassifications had no effect on the previously reported loss.

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

Goodwill and Intangible Assets

The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations” (“FAS 141”) and FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under FAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company has recorded goodwill in connection with the Company's acquisitions described in Note 1 amounting to $4,194,770. The Company has determined that no impairment charge is necessary at December 31, 2007 and 2006. Intangible assets continue to be amortized over their estimated useful lives.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Revenue Recognition

Revenue for the sales of products is recognized at the time products are delivered to customers. Revenue for services is recognized at the time the services are performed and provided to customers. Revenue related to charter services is recognized when a particular charter trip is completed. Revenue related to insurance activity is recognized at the point that the client is afforded protection under the policy, the premium was due, reasonably estimated and billable. The full commission revenue is recognized along with a historically driven reserve for the potential cancellation of the policy. The sources of revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable.

Customer Deposits

Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2007 and 2006 was approximately $115,000 and $142,000, respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to utilize its NOL carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Upon adoption of FIN No. 48, the Company recognized no changes in the liability for unrecognized tax benefits. The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2007, the Company recognized no charges for interest and penalties related to unrecognized tax benefits in the Consolidated Balance Sheet. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.

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

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

The following table sets forth the components used in the computation of basic and diluted income (loss) per share:

	For the Year Ended December 31,
	2007*	2006
Weighted average common shares outstanding, basic	36,585,305	22,661,039
Common shares upon exercise of options	—	—
Common shares upon exercise of warrants	—	—
Weighted average common shares outstanding, diluted	36,585,305	22,661,039

* Potential common shares of 13,252,121 underlying options and warrants outstanding as of December 31, 2007 were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the Common Stock during the period.

Stock Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of “Share Based Payment” (“FAS 123R”), using the modified prospective transition method. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the original provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term or the duration of employment agreement. During the years ended December 31, 2007 and 2006, the Company incurred stock based compensation of $415,782 and $801,721, respectively. The Company records stock based compensation in Selling, General & Administrative expenses. As of December 31, 2007, the unamortized fair value of the options totaled $365,235. The weighted average remaining amortization period of these options is 0.6 years.

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

The fair value of each share-based payment awards granted during the period was estimated using the Black-Scholes option pricing model with the following weighted average fair values as follows:

	For the Year Ended December 31,
	2007	2006
Dividend yield	0%	0%
Expected volatility	286%	249%
Risk-free interest rate	4.20%	4.8%
Expected lives	5 years	4.8 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2007 and 2006, was $0.37 and $0.47, respectively.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations.” SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

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

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.   This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this FSP did not have a material impact on the Company’s financial statements.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In June 2006, the EITF reached a consensus on Issue No. 06-3 (“EITF 06-3”), “Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions.” The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales tax. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

In March 2006, the FASB issued Statement of Financial Accounting Standard 156 - Accounting for Servicing of Financial Assets (“SFAS 156”), which requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. Adoption is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 155 - Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which eliminates the exemption from applying SFAS 133 (“Accounting for Derivative Instruments and Hedging Activities”) (“SFAS 133”) to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS 155 also allows the election of fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a re-measurement event. Adoption is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this pronouncement did not have a material impact on the Company’s financial statements.

NOTE 5 - Inventories

Inventory consists primarily of maintenance parts and aviation fuel, which the Company dispenses to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

	December 31,
	2007	2006
Parts inventory	$156,192	$97,427
Fuel inventory	163,703	79,100
Other inventory	4,419	16,886
Total inventory	$324,314	$193,413

Included in inventories are amounts held for third parties of $70,849 and $48,548 as of December 31, 2007 and 2006, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 6 - Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2007	2006	Useful Life
Aircraft	$371,294	$679,785	7 - 12 years
Vehicles	179,273	157,100	5 - 10 years
Office furniture and equipment	232,990	271,644	3 - 7 years
Tools and shop equipment	412,453	291,739	3 - 10 years
Leasehold improvements	334,883	158,896	7 - 17 years
Total	1,530,893	1,559,164
Less: accumulated depreciation and amortization	(361,577)	(272,788)
Property and equipment, net	$1,169,316	$1,286,376

Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was approximately $177,000 and $184,000, respectively.

NOTE 7 - Note Receivable

On May 26, 2005, the Company loaned $350,000 as a note receivable to a fixed base operator (“FBO”) which was a potential acquisition target of the Company ("the Maker").  The note bore interest at 10% per annum and such interest was only to be paid quarterly, starting upon the three-month anniversary of the secured note.  The note could be prepaid at any time. The Company was granted a security interest, subordinate to two senior lenders, in all tangible property, goods and accounts of the Maker. Further, the Company had been granted an option to purchase the FBO owned by Maker, such option to expire one year from date of grant of option.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

On February 1, 2006, the Company declined to pursue the acquisition and negotiated revised repayment terms, whereupon the Company released its security interest in the tangible property, goods and accounts and the Maker made a $200,000 cash payment with the balance of the principal, $150,000, plus unpaid interest, with an annual interest at a rate of six percent (6%), to be paid quarterly and the principal balance due upon maturity in January 2008. The Company has performed a collectability analysis with respect to the note and, accordingly, an allowance has been recorded for the principal amount of the note. Such amount has been recorded as part of Other Expenses during the year ended December 31, 2007.

NOTE 8 - Intangible Assets

Intangible assets consist exclusively of amounts related to the acquisitions of Tech, CPA and Airborne.

The remaining amortization of amortizable intangible assets for the year ended December 31, 2008 is as follows:

For the year ended December 31,	Total	Non-Compete Agreements	Customer Relationships
2008	$150,726	$67,922	$82,804

During the years ended December 31, 2007 and 2006, the Company recorded amortization expense related to the acquired amortizable intangibles of approximately $213,000 and $222,000, respectively.

The weighted average amortization period for amortizable intangibles is 3.0 years and has no residual value.

NOTE 9 - Notes Payable

Notes payable consist of:

	December 31,
	2007	2006
Kubota - secured by equipment, 4.49% interest, matures February 2011	$15,000	$—
Sellers - Tech, secured by assets of Tech and guaranteed by FirstFlight, annual payments of $100,000, which includes imputed interest of 5%, matures March 2010	282,537	367,892
County of Chemung - Airborne, unsecured, monthly payments based on fuel usage with imputed interest of 6%, matures approximately 2023	42,558	44,098
Capital leases, secured by related equipment (see Note 11)	83,356	102,647
Wilkes-Barre/Scranton International Airport, unsecured, matured September 2007	—	60,681
Banks - Airborne, secured by related equipment, monthly payment of $3,176, interest at 7%, matured August 2007	—	22,310
Subtotal	423,451	597,628
Less: current portion	(126,663)	(203,823)
Total - long term	$296,788	$393,805

Aggregate annual maturities of long-term debt are as follows:

For the years ended December 31,	Total Amount	Notes Payable	Other
2008	$126,663	98,810	27,853
2009	123,739	94,104	29,635
2010	121,049	89,623	31,426
2011	16,612	—	16,612
2012	2,077	—	2,077
Thereafter	33,311	—	33,311
Total	$423,451	$282,537	$140,914
Less-current portion	(126,663)
Long-term portion	$296,788

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 10 - Term Loan Payable - Related Party

In September 2005, the acquisition of Airborne was funded by a term note payable from a related party with a face value of $1,500,000 which was to mature on March 22, 2006 and bore interest at 4.25% per annum through the initial maturity date. FirstFlight elected to exercise the option to extend the maturity date to September 23, 2006, whereupon the promissory note bore interest at 9.25% per annum for the duration of the extended period. Airborne granted the holder a security interest in its accounts receivable, all of its deposit accounts, all monies then and thereafter in the possession or under the control of Airborne or FirstFlight and all products and proceeds of the foregoing personal property. FirstFlight’s Chairman of the Board and an entity owned by one of FirstFlight’s other directors are the members of the holder’s entity. In September 2006, FirstFlight, using part of the proceeds from its then just closed private placement (see Note 14), prepaid the note and the security interest terminated.

In conjunction with the issuance of the term note, FirstFlight also issued a five-year warrant to purchase a total of 1,200,000 shares of the Common Stock at an exercise price of $0.60 per share. The Company allocated $35,000 of the aggregate proceeds from the term note to the warrant as an original issuance discount, which represented the relative fair value of the warrant at the date of issuance, and amortized the discount to interest expense over the life of the term note. The amount amortized to interest expense for the year ended December 31, 2006 was approximately $15,000 (See Note 16).

NOTE 11 - Capital Lease Obligations

The Company’s property under capital leases, at December 31, 2007 and 2006, which are included in property and equipment, is summarized as follows:

	December 31,
	2007	2006
Vehicles	$37,000	$37,000
Office Furniture and Equipment	73,896	73,896
Subtotal	110,896	110,896
Less: accumulated depreciation	(14,840)	(4,845)
Total	$96,056	$106,051

The Company’s capital leases require monthly payments ranging from $750 to $1,525 reflecting effective interest rates of between 8% and 8.75% per annum, expiring in various years through November 2011.

Future minimum lease payments for the capital lease obligations at December 31, 2007 are as follows:

For the Year Ended December 31	Amount
2008	$27,300
2009	27,300
2010	26,550
2011	15,250
96,400
Less: amount representing interest	(13,044)

Present value of future minimum lease payments	83,356
Less: current maturities	(20,983)
Total	$62,373

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Depreciation of assets held under capital leases in the approximate amount of $10,000 and $4,800 is included in depreciation expense for the years ended December 31, 2007 and 2006, respectively.

NOTE 12 - Income Taxes

As of December 31, 2007, the Company had federal and state net operating loss carry-forwards of approximately $2,100,000 expiring in various years through 2026, portions of which may be used to offset future taxable income, if any. The Company has deferred tax assets arising from such operating losses for which a full valuation allowance has been established because it is more likely than not that the deferred tax assets will not be realized in future periods. In addition, Shadows Bend Development, Inc. had approximately $8,000,000 of net operating losses available prior to the reverse merger with FirstFlight. Under current tax law, the Company believes that it will not be able to utilize these losses and, accordingly, a full valuation allowance has been established because it is more likely than not that the deferred tax assets will not be realized in future periods.

The Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
Deferred tax assets:	2007	2006
Operating loss carryforwards	$799,820	$1,092,324
Stock based compensation	474,611	312,456
Allowance for doubtful accounts	10,421	22,512
Deferred start up costs	98,675	106,265
Intangible assets	122,875	67,234
Accrued expenses	201,053	252,660
Total deferred tax assets	1,707,455	1,853,451

Deferred tax liabilities:
Goodwill	(37,895)	(24,115)
Property and Equipment	(96,000)	(98,278)
Total deferred tax liabilities	(133,895)	(122,393)

Deferred tax assets - net of deferred tax liabilities	1,573,560	1,731,058

Valuation Allowance	(1,573,560)	(1,731,058)

Deferred tax assets - net of valuation allowance	$—	$—

Change in valuation allowance	$157,498	$(876,327)

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

The Company has recorded a full valuation allowance against its deferred tax assets since management believes that based upon currently available objective evidence it is more likely than not that the deferred tax asset will not be realized. The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2007	2006
Tax expense (benefit) at statutory rate	34.0%	(34.0)%
State and local income taxes, net of federal	5.0%	(5.0)%
Non-deductible expenses	8.0%	—
Change in estimate of prior year tax provision	38.0%	—
Change in valuation allowance	(85.0)%	39.0%
Effective income tax rate	—	—

NOTE 13 - Senior Secured Notes

In connection with a private placement closed on March 31, April 8 and April 15, 2005, FirstFlight issued Senior Secured Notes aggregating approximately $1,496,000 due March 31, 2008 or April 8, 2008 (the “Senior Secured Notes”).

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

On September 1, 2006, FirstFlight closed a private placement (“the Offering”) and sold 50.25 units (the “Units”) at $100,000 per unit. Each Unit consisted of 166,700 shares of the Common Stock and a warrant expiring August 31, 2011 to purchase 100,000 shares of the Common Stock at an initial exercise price of $1.00 per share. FirstFlight realized gross proceeds of $5,025,000 from the Offering and, in connection therewith, issued 8,376,675 shares of the Common Stock. Officers and/or directors of the Company participated in the Offering and were collectively issued 5,001,000 shares of the Common Stock and warrants to purchase 3,000,000 shares of the Common Stock in return for a collective investment of $3,000,000. The terms of the warrant agreement provide certain anti-dilution protections and provide for certain adjustments to protect the holder upon the future issuance of certain securities at a price less than the current warrant exercise price in effect, as provided for in the agreement. FirstFlight was obligated to file within 90 days of the closing a registration statement in regard to the 8,376,675 shares of Common Stock and the 5,025,000 shares underlying the warrants issued in the Offering. FirstFlight filed the registration statement within the required time frame and the registration statement was declared effective on January 4, 2007. FirstFlight is obligated to use its best efforts to keep the registration statement effective until the earlier date (i) when all securities have been sold or (ii) when all securities may be sold pursuant to the exemption of Rule 144(k) under the Securities Act. If, for any reason or no reason, the holders of the securities in the Offering are not permitted to resell their registrable securities, then FirstFlight shall pay to the holder, for each 30-day period until the holders may sell all of their shares of the Common Stock thereunder, an amount in cash equal to one (1%) percent of the aggregate purchase price paid by the holder for the Unit(s) purchased in the Offering. The Company has evaluated this transaction with respect to its adoption of FSP EITF 00-19-2 and determined that there was no impact on the Company’s financial statements for the years ended December 31, 2007 and 2006.

In March 2007, FirstFlight repurchased 25,000 shares that had been issued in a settlement and for which the holder had a right to put the shares back to the Company at a cost of $18,375.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

In June 2007, a put option expired that, if exercised, would have required FirstFlight to repurchase 57,598 shares of the Common Stock at a cost of $29,375. This amount was reclassified to additional paid in capital.

Preferred Stock

In February 2005, FirstFlight authorized the issuance of 1,000 shares of mandatorily redeemable convertible preferred stock (“Series A”), each share having a Stated Value (“Stated Value”) of $5,000. These shares provided for cumulative dividends at the annual rate of 8%, payable quarterly, and were to mature three years from the date of issue. The cumulative dividend, at the option of FirstFlight, could have been paid either in cash or by the issuance of additional shares of the Series A.

The Series A were to automatically convert upon FirstFlight’s realization of gross proceeds exceeding $5,000,000 from the sale of equity securities (a “Qualified Follow-On Offering”), separate and apart from the March and April 2005 Private Offering, or at such time as the traded price of the Common Stock exceeded 2.5 times the Initial Conversion Price (“Conversion Price”) for a period of 20 consecutive trading days and during such period the trading volume each day had exceeded 200,000 shares. For either automatic conversion to occur, the common shares underlying the preferred shares had to be registered. At the option of the holder, the shares, in whole or in part, could have been converted at any time.

On various dates between January 18, 2006 and July 19, 2006, holders of 140 shares of the Series A converted their shares and were issued 2,333,334 shares of the Common Stock.

The September 1, 2006 private placement constituted a Qualified Follow-On Offering under the terms of the Series A and, as a result, was a mandatory conversion event. At that time, the then remaining 615 shares of the Series A outstanding were automatically converted into 10,250,002 shares of the Common Stock. The 1,000 shares which previous to this date were authorized for the Series A were deemed to be cancelled and the 846 shares issued were permanently retired from authorized shares. The 154 shares of the Series A which were never issued were restored to the status of authorized but not issued shares of the Preferred Stock not allocated to any series.

As of December 31, 2007 and 2006, dividends of $0 and $171,260, respectively, had been accrued on the Series A. On September 4, 2006, immediately after receiving proceeds from the Offering, FirstFlight’s equity position improved to the extent that FirstFlight was permitted under the laws of the State of Nevada to issue dividends on the Series A for the period January 2, 2004 through September 3, 2006. Accordingly, FirstFlight issued an aggregate of 1,417,937 shares of the Common Stock as accrued dividends, valued at $425,381, on September 4, 2006.

During the year ended December 31, 2006, deferred financing costs of $1,437,194 and accretion of discount of $2,831,303 were amortized as deemed dividends on the Series A.

NOTE 15 - Stock Options

During December 2005, the Board of Directors approved the Stock Option Plan of 2005 (the “Plan”) and, during December 2006, the stockholders of FirstFlight approved the Plan. The Plan is administered by FirstFlight’s compensation committee and provides for 7,500,000 shares of the Common Stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate. The Plan provides for the awards of incentive and non-statutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the Common Stock, as determined by the Committee, on the grant date. As of December 31, 2007 and 2006, there were 5,465,000 and 5,965,000 shares, respectively, available for grant as options under the Plan.

Details of all options outstanding, whether granted under the Plan or otherwise, are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2006	1,250,000	$1.08
Granted	1,435,000	0.50
Exercised	(375,000)	0.22
Forfeited	—	—
Balance, January 1, 2007	2,310,000	$0.86
Granted	1,100,000	0.37
Exercised	(25,000)	0.01
Forfeited	(1,000,000)	1.05
Balance, December 31, 2007	2,385,000	$0.56

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

During the year ended December 31, 2006, FirstFlight issued an aggregate of 207,435 shares of the Common Stock to directors and a former director in connection with the cashless exercises of stock options to purchase an aggregate of 375,000 shares.

During the year ended December 31, 2007, a director of FirstFlight exercised an option to purchase 25,000 shares on a cashless basis and received 24,194 shares. In addition, the options of two former executives to purchase an aggregate of 1,000,000 shares were forfeited.

On December 1, 2007, FirstFlight granted to each of the seven non-employee directors a stock option to purchase 25,000 shares of the Common Stock, a total of 175,000 shares, at $0.36 per share, the closing price of the Common Stock on November 30, 2007. The options vest over one year and are exercisable until November 30, 2012. These options are valued at $62,925 and are being amortized over the vesting period.

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

A summary of the FirstFlight’s stock options outstanding and exercisable at December 31, 2007 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Aggregate Intrinsic Value
$0.33	250,000	5.71	—	$12,500
$0.36	350,000	4.61	—	7,000
$0.39	250,000	4.25	250,000	—
$0.40	500,000	4.23	500,000	—
$0.50	250,000	3.25	250,000	—
$0.51	160,000	1.33	160,000	—
$0.60	275,000	4.43	275,000	—
$0.64	100,000	2.92	100,000	—
$1.60	250,000	2.25	250,000	—

TOTALS	2,385,000		1,785,000	$19,500

During the years ended December 31, 2007 and 2006, the total value of shares vested was $343,709 and $286,956, respectively.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

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

A summary of the status of FirstFlight’s warrants and the changes during the years then ended December 31, 2007 and 2006 is presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2006	6,092,121	$0.60
Granted	5,025,000	1.00
Exercised	—	—
Forfeited	—	—
Balance, January 1, 2007	11,117,121	$0.78
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, December 31, 2007	11,117,121	$0.78

A summary of FirstFlight’s stock warrants outstanding and exercisable at December 31, 2007 is presented in the table below:

	Warrant exercise price		Total
	$0.60	$1.00

Outstanding	6,092,121	5,025,000	11,117,121

Weighted average remaining contractual life of warrants outstanding (in years)	2.33	3.67

Exercisable	6,092,121	5,025,000	11,117,121

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 17 - Employee Benefit Plan

FirstFlight maintains a 401(k) Plan (the “Plan”), which covers all employees of the Company. The Plan contains an option for the Company to match each participant's contribution. Any Company contribution vests over a five-year period on a twenty percent per year basis. During 2007 and 2006, the Company matched participant contributions at a rate of 50% of the first 6% of participant deferrals. Company contributions to the Plan totaled approximately $103,000 and $61,000 for the years ended December 31, 2007 and 2006, respectively.

NOTE 18 - Commitments and Contingencies

Operating Leases

The Company leases facilities from the City of Garden City, Kansas, which provides for: (a) a ten-year lease term expiring March 31, 2015, with two five-year renewal periods; (b) a base rent of $1,550 and $1,750 per month for years one through five and years six through ten of the lease, respectively. In addition a fuel flowage fee of $.06 per gallon of fuel received by the Company will be due monthly. The fuel flowage fee is to be reviewed annually by the Garden City Regional Airport, the City of Garden City, and the Company.

The Company leases a facility under the terms of a Fixed Base Operator’s Lease and Operating Agreement with the Wilkes-Barre/Scranton International Airport. The agreement is for an initial term of ten years, expiring August 21, 2013, with two five-year renewal periods. The agreement requires payment of monthly rents of $6,250 plus additional payments based on certain of the Company’s revenues. These include per-gallon fees for certain fuel sales and commissions on landing, parking, tie-down and other types of fees charged by the Company to its aviation customers.

The Company leases a parking area and land for its main operating facility under the terms of an Operating Agreement with the County of Chemung, the owner of the Elmira/Corning Regional Airport. The agreement was effective January 1, 2006 and is for an initial term of twenty-five years with one fifteen-year renewal and one subsequent ten-year renewal period. The agreement requires payment of quarterly rent of $931 for the parking lot lease and monthly rent of $1,195 for the county land lease. In addition, the Company pays a monthly fuel flowage fee from $.06 to $.09 per gallon based on the number of gallons dispensed.

The Company leases its facilities in Horseheads, New York from the Chief Executive Officer of the Company and a related party. The term is 15 years (subject to renewals at the option of Airborne at least 60 days prior to the expiration of the term) and expires September 22, 2020. The annual rent is $160,584, payable in advance in equal monthly installments of $13,382. Beginning on the fifth anniversary of the commencement date of the lease, and annually each year thereafter, the annual rent shall increase or decrease by the increase or decrease in the applicable Consumer Index Price. The Company has paid a $25,000 security deposit with respect to this lease. During the years ended December 31, 2007 and 2006, the Company paid approximately $161,000 in rent expense under this lease.

The Company leases office space for its charter sales department and hangar space for managed aircraft under the terms of an operating agreement in New Jersey. The office and hangar agreements were effective October 1, 2007 and are for an initial term of one year with automatic one-year renewals in the absence of notification from either party. The office agreement requires payment of monthly rent of $3,677 and the hangar agreement requires payment of monthly rent of $28,033.

The Company leases refueling trucks. As of December 31, 2007 and 2006, the refueling truck lease required monthly rental payments of approximately $6,000 per annum. In addition, the Company leases vehicles and equipment with payments ranging from $180 to $477 per month.

Future minimum rental payments under the Company’s operating leases are as follows for both related and non related parties:

For the year ended		Related
December 31,	Total	Party	Other
2008	$285,246	160,584	124,662
2009	278,623	160,584	118,039
2010	277,026	160,584	116,442
2011	274,644	160,584	114,060
2012	274,644	160,584	114,060
2013 and thereafter	1,663,277	1,240,952	422,325
TOTAL	$3,053,460	$2,043,872	$1,009,588

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Total rent expense under all operating leases including the related party lease was approximately $397,000 and $383,000 for the years ended December 31, 2007 and 2006, respectively.

Employment Agreements

On March 31, 2005, the Board of Directors elected Jeffrey M. Trenk as an officer of FirstFlight, terminated Mr. Trenk's consulting agreement and entered into an employment agreement with Mr. Trenk dated April 1, 2005 (the "Jeffrey Trenk Employment Agreement"). Pursuant to the Jeffrey Trenk Employment Agreement, Mr. Trenk was employed as the Executive Vice President of Business Development of FirstFlight. The term of the Jeffrey Trenk Employment Agreement was to be for three years, which commenced April 1, 2005, and thereafter was to automatically renew for additional one-year periods. Pursuant to the Jeffrey Trenk Employment Agreement, Mr. Trenk's base annual salary was $175,000. Mr. Trenk was to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005 and the second option was granted effective April 1, 2006. Effective October 31, 2006, the Jeffrey Trenk Employment Agreement was mutually terminated. Mr. Trenk was also serving as a director. Under the terms of the employment agreement separation, Mr. Trenk was paid the sum of $81,000 in November 2006 in lieu of any future monetary claims under the employment agreement. His outstanding options were subsequently forfeited and his right to receive an option effective April 1, 2007 was terminated.

On March 31, 2005, FirstFlight entered into an employment agreement dated as of April 1, 2005 (the "Ettinger Employment Agreement") with Robert J. Ettinger. Pursuant to the Ettinger Employment Agreement, Mr. Ettinger was employed as the Chief Operating Officer of FirstFlight and as the President of its executive jet management group. The term of the Ettinger Employment Agreement was for three years, which commenced April 1, 2005, and thereafter was to automatically renew for additional one-year periods. Mr. Ettinger's base annual salary was $150,000 and he was guaranteed an annual bonus payment of $100,000, both the salary and the bonus payment were to be paid in equal monthly installments. In addition, he could have received an annual performance bonus based on the Board's evaluation of the Company's (particularly the Division's) performance and his performance. Mr. Ettinger was to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005 and the second option was granted effective April 1, 2006. On December 18, 2006, FirstFlight gave notice to Mr. Ettinger terminating without cause (as permitted) effective as of December 28, 2006 the Ettinger Employment Agreement. Mr. Ettinger was paid severance of $150,000 and received certain employee benefits of the Company for a period of six months. His outstanding options were subsequently forfeited and his right to receive an option effective April 1, 2007 was terminated.

On March 31, 2005, the Board of Directors authorized execution of the First Amendment effective April 1, 2005 (the "First Amendment") to the employment agreement (the "Ricciardi Employment Agreement') for Ronald J. Ricciardi, FirstFlight's President and CEO. The First Amendment provided that Mr. Ricciardi's employment under the Ricciardi Employment Agreement was effective April 1, 2005 and would continue for three years thereafter subject to automatic one-year renewals. The First Amendment increased his base salary to $175,000. Mr. Ricciardi is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective April 1, 2005, the second option was granted effective April 1, 2006 and the third option was granted effective April 1, 2007. On December 12, 2006, the Board of Directors authorized execution of the Second Amendment effective as of that date (the “Second Amendment”) reflecting that Mr. Ricciardi was elected as Vice Chairman of the Board by the Board of Directors and, effective January 1, 2007 Mr. Ricciardi’s base salary was adjusted to $125,000. The initial term was also extended and will expire March 31, 2009.

On September 23, 2005, Airborne and FirstFlight entered into an employment agreement dated as of September 23, 2005 (the "Dow Employment Agreement") with John Dow. Pursuant to the Dow Employment Agreement, Mr. Dow is employed in the office of Chief Executive of Airborne. The term of the agreement is for three years, which commenced September 23, 2005, and thereafter automatically renews for additional one-year periods. Mr. Dow's base annual salary is $150,000. In addition, he may receive an annual performance bonus based on the Board's evaluation of Airborne's performance and his performance. Mr. Dow is to be granted an option each September 23 during the initial term to purchase 250,000 shares of the Common Stock. The first option was granted effective September 23, 2005, the second option was granted effective September 23, 2006 and the third option was granted effective September 23, 2007. On December 12, 2006, Mr. Dow was elected as President of FirstFlight by the Board of Directors and designated as its Chief Executive Officer.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

On September 1, 2006, FirstFlight entered into an employment agreement effective as of September 15, 2006 with Keith P. Bleier (the “Bleier Employment Agreement”). Mr. Bleier serves FirstFlight as a Senior Vice President and its Chief Financial Officer. The term of the agreement is for three years, which commenced on September 15, 2006, and thereafter automatically renews for additional one-year periods. Mr. Bleier’s base annual salary is $185,000 with annual increases of 5%. In addition, he may receive an annual performance bonus at the discretion of the Board of Directors. Mr. Bleier is to be granted an option each September 15 during the initial term to purchase 250,000 shares of the Common Stock, commencing September 15, 2006. He has received his first option effective September 15, 2006 and his second option effective September 15, 2007.

The employment agreements for Messrs. Dow, Ricciardi and Bleier contain severance provisions. Future commitments under the Company’s employment agreements aggregate approximately $650,000.

NOTE 19 - Related Parties

The firm of Wachtel & Masyr, LLP is corporate counsel to the Company. William B. Wachtel, FirstFlight’s Chairman of the Board, is a managing partner of this firm. During the year ended December 31, 2007, the Company was billed for legal services of $165,156. At December 31, 2007, the Company has recorded in accounts payable an obligation for legal fees of $374,517 related to these legal services provided by the firm.

The charter division of the Company manages several aircraft owned by an entity in which Mr. Wachtel along with two other directors of FirstFlight, Thomas Iovino and Stephen B. Siegel, are members. During the year ended December 31, 2007, the Company recorded direct revenue and expenses of $6,809,903 and $5,944,582, respectively, related to the Company’s management of these aircraft. At December 31, 2007 the Company had recorded in accounts receivable a balance of approximately $172,621 owed from this entity. During the year ended December 31, 2006, the Company managed one aircraft for Mr. Wachtel and recorded direct revenue and expenses of $3,070,057 and $2,546,269, respectively, related to the management of aircraft.

On May 24, 2006, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a director and the current President and Chief Executive Officer of FirstFlight, and the other member is an employee of its charter segment. The terms of the lease provided for the payment of rent of $17,000 per month and a charge of $600 for each hour of aircraft use. The lease agreement further provided that this aircraft would be managed by the Company through its charter segment, and through which the Company would retain 90% of the associated charter revenue. The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor. During the year ended December 31, 2006, the Company recorded no revenue and expenses of $17,000 in connection with the lease of this aircraft. The lease agreement was subsequently terminated in February 2007 and was replaced by the lease described in the following paragraph.

On April 26, 2007, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a director and the current President and Chief Executive Officer of FirstFlight, and the other member is an employee of its charter segment. The terms of the lease provide for the payment of rent of $20,000 per month and a charge of $500 for each hour of aircraft use. The lease agreement, which is for a period of one year, further provides that this aircraft will be managed by the Company through its charter segment, and through which the Company will retain 90% of the associated charter revenue. The Company made use of this aircraft for certain business travel needs and paid these expenses to the Lessor. During the year ended December 31, 2007, the Company recorded revenue of $391,976 and expenses of $493,228 in conjunction with the lease of this aircraft.

NOTE 20 - Litigation

The Company is currently engaged in an action in which a plaintiff has made a claim of approximately $200,000 in connection with disputed charges and expenses incurred in the operation of an aircraft.  The case is being tried in the Monroe County (Pennsylvania) Courthouse. The Company believes it has a reasonable position in defense of these claims and intends to vigorously defend itself in this matter.  In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations. The Company has accounted for this action in accordance with SFAS 5 (“Accounting for Contingencies”).

NOTE 21 - Segment Data

The Company is an aviation services company with operations in the aircraft charter management (“Charter”), fixed base operations (an “FBO”), and aircraft maintenance (“Maintenance”) segments of the general aviation industry.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

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

The following tables summarize financial information about the Company’s business segments for the years ended December 31, 2007 and 2006:

	Year Ended December 31,
Revenue	2007	2006
Charter	$38,231,943	$31,243,500
FBO	5,905,715	4,988,553
Maintenance	2,970,269	2,980,371
Total revenue	$47,107,927	$39,212,424

	Year Ended December 31,
Operating Results	2007	2006
Charter	$1,561,689	$658,798
FBO	308,845	15,668
Maintenance	(32,184)	(242,358)
Division profit	1,838,350	432,108
Corporate expense	1,633,897	2,805,651
Operating profit (loss)	204,453	(2,373,543)
Other income (expense), net	(44,690)	155,700
Interest income (expense), net	24,691	(1,118,916)
Net income (loss)	$184,454	$(3,336,759)

	For the Year Ended December 31, 2007
	Charter	FBO	Maintenance	Corporate	Consolidated
Depreciation and Amortization	$233,157	$143,327	$13,681	$—	$390,165
Interest Income (Expense)	$21,236	$(29,183)	$—	$32,638	$24,691
Capital Expenditures	$155,836	$167,825	$10,136	$—	$333,797
Total Assets	$11,281,418	$2,215,316	$254,527	$643,573	$14,394,834
Goodwill	$3,460,690	$479,553	$254,527	$—	$4,194,770

	For the Year Ended December 31, 2006
	Charter	FBO	Maintenance	Corporate	Consolidated
Depreciation and Amortization	$264,470	$129,415	$11,022	$1,564	$406,471
Interest Income (Expense)	$1,718	$(54,245)	$—	$(1,066,389)	$(1,118,916)
Capital Expenditures	$27,344	$248,404	$42,701	$—	$318,449
Total Assets	$9,674,653	$2,117,991	$254,527	$1,134,269	$13,181,440
Goodwill	$3,460,690	$479,553	$254,527	$—	$4,194,770

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 22 - Subsequent Event

On January 19, 2008, Airborne and FirstFlight entered into an employment agreement dated as of January 19, 2008 with Stephen Meyer. Under the terms of this employment agreement, FirstFlight granted Mr. Meyer a stock option to purchase 250,000 shares of the Common Stock at $0.40 per share. The option vests over one year and is exercisable until January 18, 2014. This option is valued at $99,970 and is being amortized over the two-year term of the employment agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that it discloses the required information in a timely manner and in accordance with the Exchange Act and the rules and forms of the Commission. Management, including its principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that its disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are effective and ensure that (i) it discloses the required information in reports that it files under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Commission rules and forms and (ii) information required to be disclosed in reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

During the year ended December 31, 2007, no changes were made to its internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this Report.

Limitations on the Effectiveness of Controls

Management is responsible for establishing and maintaining adequate internal controls over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2007.

ITEM 9B.  OTHER INFORMATION

There are no items required to be disclosed in a Current Report on Form 8-K during the quarter ended December 31, 2007 that were not so reported.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of FirstFlight as of March 14, 2008:

Name	Age	Position

John H. Dow	53	President, Chief Executive Officer and a director

Ronald J. Ricciardi	46	Director, Vice Chairman of the Board

Keith P. Bleier	38	Senior VP, Chief Financial and Chief Accounting Officer

William B. Wachtel	53	Director

William R. Colaianni	61	Director

Donald Hecht	74	Director

Thomas Iovino	55	Director

Jeffrey B. Mendell	54	Director

Stephen B. Siegel	63	Director

Alvin S. Trenk	78	Director

Each director of FirstFlight was re-elected at the Annual Meeting of Stockholders held on December 12, 2006 to serve until the next Annual Meeting of Stockholders or until his successor is duly elected and shall have qualified. Each officer of FirstFlight is elected by the Board of Directors to serve at the discretion of the Board.

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

Mr. Iovino has, since 1983, managed his own contracting firm Judlaw Contracting, Inc., which firm had revenues approximating $257 million in 2007. He serves on the Board of Trustees of Rensselaer Polytechnic Institute, where he received his BS and Masters Degrees in Civil Engineering.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to FirstFlight during the fiscal year ended December 31, 2007 and Forms 5 and amendments thereto furnished to FirstFlight with respect to the fiscal year ended December 31, 2007, each director and executive officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act except that, due to a delay in finalizing stock option agreements after Compensation Committee grants, William B. Wachtel, a director (also Chairman of the Board) and a 10% stockholder, did not report an option grant to non-employee directors on December 1, 2007 until later in that month on a Form 4 and each of the other such directors (Messrs. Colaianni, Hecht, Iovino, Siegel and Trenk) timely reported his option grant in a Form 5. In addition, because of the same delay, the executive officers (Messrs. Dow and Bleier) each timely reported an option grant to him in September 2007 on Form 5. FirstFlight and counsel have instituted actions intended to facilitate timely filings on Form 4 in the future, rather than waiting for the Form 5.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal year ended December 31, 2007. The following table sets forth the annual compensation paid by the Company for services performed on the Company's behalf for the fiscal years ended December 31, 2007 and 2006 with respect to any person who served as Chief Executive Officer of FirstFlight during fiscal 2007 and the two other most highly compensated executive officers serving at December 31, 2007 whose total compensation exceeded $100,000 in fiscal 2007. The three persons named in the table are the only persons who served as executive officers of FirstFlight in fiscal 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

John H. Dow, President and Chief Executive Officer (4)	2007 2006		150,000 150,000	100,000 100,000	99,900 99,600	12,000 12,000	361,900 361,600

Ronald J. Ricciardi, Vice Chairman of the Board (4)	2007 2006		125,000 175,000	— —	97,400 124,400	12,000 12,000	234,400 311,400

Keith P. Bleier, Senior VP, CFO and CAO	2007 2006	(5)	188,100 49,850	— —	82,500 87,000	21,031 —	291,631 136,850

1.
Mr. Dow receives a base salary of $150,000 and a guaranteed bonus of $100,000; Mr. Ricciardi received base salaries of $125,000 and $175,000 in 2007 and 2006, respectively; Mr. Bleier receives a base salary of $185,000 with annual increases of 5% effective September 1st of each year.

2.
Mr. Dow received an option to purchase 250,000 shares on September 23, 2007 and 2006. Each set of options were vested immediately and are exercisable for five years from the date of grant. The 2007 and 2006 options were priced at $0.40 per share, the closing sales price of the common stock on September 22, 2007 and 2006. Mr. Ricciardi received an option to purchase 250,000 shares on April 1, 2007 and 2006. Each set of options were vested immediately and are exercisable for five years from the date of grant. The 2007 option was priced at $0.39 per share and the 2006 option was priced at $0.50 per share, the closing sales price of the common stock on March 31, 2007 and 2006, respectively. Mr. Bleier received an option to purchase 250,000 shares effective September 1, 2007 and 2006. Each set of options vest over one year and are exercisable for five years from the date of vesting. The 2007 option was priced at $0.33 per share, the closing sales price of the common stock on August 31, 2007. The 2006 option was priced at $0.60 per share, a negotiated price. All options were valued using the Black-Scholes model.

3.
Mr. Dow receives the use of an automobile and related expenses paid by the Company; Mr. Ricciardi receives an auto allowance of $1,000 per month and Mr. Bleier receives an auto allowance of $700 per month. In 2007, Mr. Bleier received reimbursement for certain expenses associated with his relocation.

4.	Mr. Dow was first designated as the Chief Executive Officer of FirstFlight on December 12, 2006; prior thereto, Mr. Ricciardi served as the Chief Executive Officer of FirstFlight.

5.	Mr. Bleier’s employment agreement became effective on September 1, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date

John H. Dow	250,000 250,000			0.40 0.40	09/22/2011 09/22/2012

Ronald J. Ricciardi	250,000 250,000 250,000			1.60 0.50 0.39	03/31/2010 03/31/2011 03/31/2012

Keith P. Bleier	250,000 250,000	250,000	250,000	0.60 0.36	09/01/2012 09/01/2013

1.
As part of his employment agreement, Mr. Dow (a) received on September 23, 2005 an option for 250,000 shares at $0.33 per share, upon which he made a cashless exercise on January 11, 2006 and for which he received 85,000 shares; (b) received on September 23, 2006 an option for 250,000 shares at $0.40 per share, the closing sales price of the common stock on September 22, 2006, which is currently exercisable; and (c) received on September 23, 2007 an option for 250,000 shares at $0.40 per share, the closing sales price of the common stock on September 22, 2007, which is currently exercisable.

As part of his employment agreement, Mr. Ricciardi (a) received on April 1, 2005 an option for 250,000 shares at $1.60 per share, the closing sales price of the common stock on March 31, 2005, which is currently exercisable; (b) received on April 1, 2006 an option for 250,000 shares at $0.50 per share, the closing sales price on March 31, 2006, which is currently exercisable; and (c) received as of April 1, 2007 an option for 250,000 shares at $0.39 per share, the closing sales price on March 31, 2007, which is currently exercisable.

As part of his employment agreement, Mr. Bleier (a) received on September 1, 2006 an option for 250,000 shares at $0.60 per share, a negotiated price, which became exercisable on September 1, 2007; (b) received on September 1, 2007 an option for 250,000 shares priced at $0.36 per share, the closing sales price of the common stock on August 31, 2007, which shall become exercisable on September 1, 2008; and (c) will receive on September 1, 2008 an option for 250,000 shares priced at the closing sales price as of August 31, 2008, which shall become exercisable on September 1, 2009.

Each set of options expires five years from its respective date of vesting. FirstFlight has never re-priced any option (including those in the table) or otherwise modified any such option (such as by extension of exercise periods, the change of vesting or forfeiture conditions or the change or elimination of applicable performance criteria).

DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

William B. Wachtel	3,000	18,000	21,000

William R. Colaianni	3,000	18,000	21,000

Donald Hecht	3,000	18,000	21,000

Thomas Iovino	3,000	18,000	21,000

Jeffrey B. Mendell	3,000	18,000	21,000

Stephen B. Siegel	—	18,000	18,000

Alvin S. Trenk	3,000	18,000	21,000

1.
Directors who are not employees of the Company are entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee member, respectively. Each director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.
Each non-employee director is eligible to be granted an annual option to purchase shares of the common stock. On April 19, 2007, the Compensation Committee granted each non-employee director an option for their service in 2006. On December 1, 2007 the Compensation Committee granted each non-employee director an option for their service in 2007. Each set of options was for 25,000 shares and are priced at $0.36 per share, which was the closing sales price of the common stock on April 18, 2007 and November 30, 2007, the day prior to the grant date. The options may be exercised until April 18, 2012 for the options issued on April 19, 2007 and November 30, 2012 for the options issued on December 1, 2007.

Employment Agreements

On September 1, 2006, FirstFlight entered into an employment agreement effective as of September 15, 2006 with Keith P. Bleier (the “Bleier Employment Agreement”). A copy of the Bleier Employment Agreement is filed (by incorporation by reference) as Exhibit 10.10 to this Report and is incorporated herein by this reference. Mr. Bleier serves FirstFlight as a Senior Vice President and its Chief Financial Officer. The term of the Bleier Employment Agreement is for three years, which commenced on September 15, 2006, and thereafter automatically renews for additional one-year periods, unless terminated by either party upon 90 days’ notice prior to the start of any renewal period. Mr. Bleier’s base annual salary is $185,000 with annual increases of 5%. In addition, he may receive an annual performance bonus at the discretion of the Board of Directors. Mr. Bleier is to be granted an option each September 1 during the initial term to purchase 250,000 shares of the Common Stock, commencing September 15, 2006. The first option was granted effective September 1, 2006 and the second option was granted effective September 15, 2007.

On September 23, 2005, Airborne and FirstFlight entered into an employment agreement dated as of September 23, 2005 (the "Dow Employment Agreement") with John H. Dow. A copy of the Dow Employment Agreement is filed (by incorporation by reference) as Exhibit 10.9 to this Report and is incorporated herein by this reference. Pursuant to the Dow Employment Agreement, Mr. Dow is employed in the office of Chief Executive of Airborne. The term of the agreement is for three years, which commenced September 23, 2005, and thereafter automatically renews for additional one-year periods, unless terminated by either party upon 90 days’ notice prior to the start of any renewal period. Mr. Dow receives an annual base salary of $150,000 and is guaranteed annually a bonus of $100,000 with the salary and bonus to be paid on a bi-weekly basis. In addition, he may receive an annual performance bonus based on the Board's evaluation of Airborne's performance and his performance. Mr. Dow is to be granted an option each September 23 during the initial term to purchase 250,000 shares of the common stock. The first option was granted effective September 23, 2005, the second option was granted effective September 23, 2006 and the third option was granted effective September 23, 2007. On December 12, 2006, Mr. Dow was elected as President of FirstFlight by the Board of Directors and designated as its Chief Executive Officer.

On March 31, 2005, the Board of Directors authorized execution of the First Amendment effective April 1, 2005 (the "First Amendment") to the employment agreement dated January 2, 2004 (the "Ricciardi Employment Agreement') for Ronald J. Ricciardi, then FirstFlight's President and Chief Executive Officer. The First Amendment provided that Mr. Ricciardi's employment under the Ricciardi Employment Agreement was effective April 1, 2005 and would continue for three years thereafter subject to automatic one-year renewals, unless terminated by either party upon 90 days’ notice prior to the start of any renewal period. The First Amendment increased his base salary to $175,000. Mr. Ricciardi is to be granted an option each April 1 during the initial term to purchase 250,000 shares of the common stock. The first option was granted effective April 1, 2005, the second option was granted effective April 1, 2006 and the third option was granted effective April 1, 2007. On December 12, 2006, the Board of Directors authorized execution of the Second Amendment effective as of that date (the “Second Amendment”) reflecting that Mr. Ricciardi was elected as Vice Chairman of the Board by the Board of Directors and, effective January 1, 2007, Mr. Ricciardi’s base salary was adjusted to $125,000 and the initial term was extended to March 31, 2009. A copy of the Ricciardi Employment Agreement is filed (by incorporation by reference) as Exhibit 10.5 to this Report; a copy of the First Amendment is filed (by incorporation by reference, as Exhibit 10.6 to this Report; a copy of the Second Amendment is filed as Exhibit 10.7 to this Report; and all are incorporated herein by this reference.

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

Additional Narrative Disclosure

FirstFlight does not offer a defined retirement or pension plan. Tech and Airborne both maintained 401k plans prior to their acquisition by FirstFlight. Those plans have been merged into the FirstFlight 401k Plan, which covers all employees of the Company. The newly merged Plan contains an option for the Company to match each participant's contribution. Any Company contribution vests over a five-year period on a 20% per year basis. During 2007 and 2006, the Company matched participant contributions at a rate of 50% of the first 6% of participant deferrals. Company contributions to the plan totaled approximately $103,000 and $61,000 for the years ended December 31, 2007 and 2006, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of March 14, 2008 regarding the beneficial ownership of our Common Stock by:

•	each of our current executive officers and directors; and

•	all of our directors and current executive officers as a group; and

•	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (1)

John H. Dow (2)	4,518,534	(3)	12.0%
c/o FirstFlight, Inc.
236 Sing Sing Road
Horseheads, NY 14845

Ronald J. Ricciardi (4)	1,893,575	(5)	5.1%
c/o FirstFlight, Inc.
236 Sing Sing Road
Horseheads, NY 14845

Keith P. Bleier	250,000	(6)	less than 1%
c/o FirstFlight, Inc.
236 Sing Sing Road
Horseheads, NY 14845

William B. Wachtel (7)	6,980,243	(8)	18.2%
c/o Wachtel & Masyr, LLP
110 East 59th Street
New York, NY 10022

William R. Colaianni (9)	74,375	(10)	less than 1%
c/o Holding Capital Group LLC
630 Third Avenue
New York, NY 10017

Donald Hecht (9)	291,700	(11)	less than 1%
c/o Hecht and Company, P.C.
111 West 40th Street
20th Floor
New York, NY 10018

Thomas Iovino (9)	2,025,250	(12)	5.4%
c/o Judlaw Contracting, Inc.
26-15 Ulmer Street
College Point, NY 11354

Jeffrey B. Mendell (9)	310,293	(13)	less than 1%
c/o JBM Realty Capital Corp.
100 Putnam Green
Greenwich, CT 06830

Stephen B. Siegel (9)	558,400	(14)	1.5%
c/o CB Richard Ellis
200 Park Avenue
New York, NY 10165

Alvin S. Trenk (9)	1,822,944	(15)	4.9%
350 East 79th Street
Apartment 38C
New York, NY 10021

All directors and officers	18,725,314		43.7%
As a group (10 in number)

Martin Sands and Steven Sands	3,578,029	(16)	9.7%
c/o Laidlaw & Company (UK) Ltd.
90 Park Avenue
New York, NY 10016

(1)
The percentages computed in the table are based upon 36,582,987 shares of our common stock which were outstanding on March 14 2008. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 14, 2008.

(2)
John H. Dow was the President of the FirstFlight Operating Divisions prior to December 12, 2006 and is a director of FirstFlight. On December 12, 2006, he became the President and Chief Executive Officer of FirstFlight.

(3)
Of the shares of our common stock reported in the table as being beneficially owned by Mr. Dow, (a) 1,166,667 shares are owned by his wife Daphne Dow; (b) they share beneficial ownership of (i) 1,000,200 shares and (ii) a warrant expiring August 31, 2011 to purchase 600,000 shares which is currently exercisable; (c) 250,000 shares are issuable upon the exercise of an option expiring September 22, 2011 which is currently exercisable; and (d) 250,000 shares are issuable upon the exercise by him of an option expiring September 22, 2012, which is currently exercisable.

(4)
Ronald J. Ricciardi was the President and the Chief Executive Officer of FirstFlight prior to December 12, 2006 and is a director of FirstFlight. On December 12, 2006, he was elected Vice Chairman of the Board.

(5)
The shares of the Common Stock reported in the table include (a) 250,000 shares issuable upon the exercise of an option expiring March 31, 2010; (b) 250,000 shares issuable upon the exercise of an option expiring March 31, 2011; (c) 250,000 shares issuable upon the exercise of an option expiring March 31, 2012; and (d) 100,000 shares issuable upon the exercise of a warrant expiring August 31, 2011. Each of the three options and the warrant is currently exercisable.

(6)	The shares of the Common Stock reported in the table reflect 250,000 shares issuable upon the exercise of an option expiring on August 31, 2012 which is currently exercisable.

(7)	William B. Wachtel is the Chairman of the Board and a director of FirstFlight.

(8)
The shares of the Common Stock reported in the table include (a) 208,336 shares issuable upon the exercise of a warrant expiring March 31, 2010, which is currently exercisable; (b) 800,000 of the 1,200,000 shares subject to a warrant expiring September 22, 2010, which is currently exercisable; (c) 750,000 shares issuable upon the exercise of a warrant expiring August 31, 2011, which is currently exercisable; (d) 25,000 shares issuable upon the exercise of an option expiring December 12, 2010, which is currently exercisable; and (e) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is exercisable on April 19, 2008. The shares of the Common Stock reported in the table do not reflect (x) 333,400 shares of the Common Stock and (y) 200,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 (which is currently exercisable) acquired by Wachtel & Masyr, LLP, our corporate counsel, in the private placement which we closed on September 1, 2006. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to his firm’s securities.

(9)	The reporting person is a director of FirstFlight.

(10)
The shares of the Common Stock reported in the table include (a) 25,000 shares issuable upon the exercise of an option expiring December 12, 2010 which is currently exercisable; and (b) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is exercisable on April 19, 2008.

(11)
The shares of the Common Stock reported in the table include (a) 100,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 which is currently exercisable; and (b) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is exercisable on April 19, 2008.

(12)
The shares of the Common Stock reported in the table include (a) 750,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 which is currently exercisable; and (b) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is exercisable on April 19, 2008.

(13)
The shares of the Common Stock reported in the table include (a) 50,000 shares issuable upon the exercise of an investor warrant expiring March 31, 2010 which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring December 12, 2010 which is currently exercisable; and (c) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is exercisable on April 19, 2008.

(14)
The shares of the Common Stock reported in the table include (a) 200,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 which is currently exercisable; and (b) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is exercisable on April 19, 2008.

(15)
The shares of the Common Stock reported in the table include (a) 400,000 shares of the 1,200,000 shares subject to a warrant expiring September 22, 2010, which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring September 29, 2009, which is currently exercisable; (c) 500,000 shares issuable upon the exercise of a warrant expiring August 31, 2011, which is currently exercisable; and (d) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is exercisable on April 19, 2008.

(16)
Each of Martin Sands and Steven Sands has dispositive power and voting power with respect to the shares of the Common Stock (including the shares issuable upon the exercise of warrants) owned by Sands Brothers Venture Capital LLC and three other Sands Brothers funds. No one of these funds individually owns more than 5% of the outstanding shares of the Common Stock as of March 14, 2008. As a result of the Sands possessing such dispositive and voting powers each may be deemed the beneficial owner with respect to the shares of the Common Stock held by each of these stockholders. However, each disclaims beneficial ownership of these shares.

See the table “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 to this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The firm of Wachtel & Masyr, LLP is corporate counsel to the Company. William B. Wachtel, FirstFlight’s Chairman of the Board, is a managing partner of this firm. During the year ended December 31, 2007, the Company was billed for legal services of $165,156. At December 31, 2007, the Company has recorded in accounts payable an obligation for legal fees of $374,517 related to these legal services.

The charter division of the Company manages several aircraft owned by an entity in which Mr. Wachtel along with two other directors of FirstFlight, Thomas Iovino and Stephen B. Siegel, are members. During the year ended December 31, 2007, the Company recorded direct revenue and expenses of $6,809,903 and $5,944,582, respectively, related to the Company’s management of these aircraft. At December 31, 2007 the Company had recorded in accounts receivable a balance of approximately $172,621 owed from this entity.

On April 26, 2007, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a director and the current President and Chief Executive Officer of FirstFlight, and the other member is an employee of its charter segment. The terms of the lease provide for the payment of rent of $20,000 per month and a charge of $500 for each hour of aircraft use. The lease agreement, which is for a period of one year, further provides that this aircraft will be managed by the Company through its charter segment, and through which the Company will retain 90% of the associated charter revenue. The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor. During the year ended December 31, 2007, the Company recorded revenue of $391,976 and expenses of $493,228 in conjunction with the lease of this aircraft. This agreement replaced a prior arrangement which was terminated in February 2007.

Director Independence

FirstFlight’s Board of Directors uses the definition of Nasdaq in determining whether a director is independent. Under such definition, each of William R. Colaianni, Donald Hecht, Thomas Iovino, Jeffrey B. Mendell and Stephen B. Siegel qualifies as independent. Accordingly, all members of the Audit Committee and all members of the Nominating Committee qualify as independent. Of the three members of the Compensation Committee, only Alvin S. Trenk would not qualify as independent because he is the father of a former director and executive officer who resigned on October 31, 2006.

In making its determination as to the independence of the five directors listed above, the Board did not consider any transactions, relationships or arrangements of such directors with the Company because there were none other then compensation arrangements for service applicable to them generally.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by Marcum & Kliegman LLP were $165,334 and $186,000 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2007 and 2006, respectively, and the reviews of the financial statements included in the Company’s Forms 10-QSB for those fiscal years.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered were $0 for the fiscal years ended December 31, 2007 and 2006.

Tax Fees. For the years ended December 31, 2007 and 2006, the principal accountant billed $0 and $25,000, respectively, for tax compliance.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant were $0 for the fiscal years ended December 31, 2007 and 2006.

Audit Committee Policies and Procedures. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accountants, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act , which should be nonetheless be approved by the Audit Committee prior to the completion of the audit. Each year the independent registered public accountants’s retention to audit our financial statements, including the associated fee, is approved by the Audit Committee before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent registered public accountants, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accountant’s independence from management. At each such subsequent meeting, the registered public accountants and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Since September 24, 2004 when the Board of Directors of FirstFlight initially authorized the engagement of Marcum & Kliegman, pursuant to the Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Marcum & Kliegman LLP, has been approved in advance by the Audit Committee of the Board of Directors, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

Part VI

ITEM 15. EXHIBITS AND FINANCIAL REPORTING SCHEDULES

(a)	Financial Statements

See the list in Item 8 to this Report

(b)	Financial Statement Schedules

None

(c)	Exhibits

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Merger dated as of July 26, 2004 by and between FirstFlight (then named Shadows Bend Development, Inc.) and FBO Air, Inc, an Arizona corporation (without schedules). (1)

3(i)	Articles of Incorporation of FirstFlight filed on June 2, 1998 (2)

3 (i)(1)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i) filed on October 15, 1999. (2)

3 (i)(2)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i) filed on June 2, 2000. (2)

3 (i)(3)	Certificate of Amendment to FirstFlight’s Articles of Incorporation (Exhibit 3(j) filed on July 30, 2004. (1)

3 (i) (4)	Certificate of Designations. (3)

3 (i) (5)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i)) filed on December 13, 2006.(4)

3 (i) (6)	Restated Articles of Incorporation.(4)

3 (ii)	Bylaws of FirstFlight previously in effect (2)

3(ii) (1)	Bylaws of FirstFlight as currently in effect. (14)

4.1	Common Stock Certificate. (14)

4.2	Form of 10% Senior Secured Promissory Note due March 31, 2008 or April 8, 2008. (5)

4.3	Copy of General Security Agreement dated as of June 30, 2005. (5)

4.4	Form of Warrant expiring March 31, April 8 or April 15, 2010. (5)

4.5	Registration Rights Agreement (without schedule or exhibit). (5)

4.6	Form of Co-Investor Registration Rights Agreement (without schedule or exhibit). (5)

4.7	Copy of Warrant expiring September 22, 2010. (6)

4.8	Form of Subscription Agreement (including registration rights commitment). (12)

4.9	Form of Letter Agreement dated May 24, 2005 by and between FirstFlight and Laidlaw & Company, Ltd (5)

4.10	Copy of Warrant expiring August 31, 2011. (16)

10.1	Copy of Employment Agreement dated as of April 1, 2005 by and between Robert J. Ettinger and FirstFlight. (5)

10.2	Copy of Business Development Agreement dated as of January 2, 2004 by and between Jeffrey M. Trenk and FBO Air (as the successor by merger to FBO Air, Inc., an Arizona corporation). (8)

10.3	Copy of Employment Agreement dated as of April 1, 2005 between Jeffrey M. Trenk and FirstFlight. (5)

10.4	Copy of First Amendment dated as of October 31, 2006 by and between Jeffrey M. Trenk and FirstFlight.(7)

10.5	Copy of Employment Agreement dated as of January 2, 2004 by and between Ronald J. Ricciardi and FirstFlight (as the successor by merger to FBO Air, Inc., an Arizona corporation). (8)

10.6	Copy of First Amendment effective April 1, 2005 to the Ricciardi Employment Agreement, a copy of which is filed as Exhibit 10.5. (5)

10.7	Copy of Second Amendment to the Ricciardi Employment Agreement, a copy of which is filed as Exhibit 10.(14)

10.8	Copy of Asset Purchase Agreement dated March 31, 2005 among FBO Air Garden City, Inc. and John A. Crotts. (5)

10.9	Copy of Stock Purchase Agreement dated March 31, 2005 between Tech Aviation Source, Ronald D. Ertley, Frank E. Paczewski, and FBO Air Wilkes-Barre, Inc. (5)

10.10	Copy of Stock Purchase Agreement Dated as of September 22, 2005 by and among Airborne, Inc., John H. Dow, Daphne Dow and FirstFlight (without a schedule or exhibit). (9)

10.11	Copy of Employment Agreement dated as of September 23, 2005 among John Dow, Airborne, Inc. and FirstFlight. (9)

10.12	Copy of Lease dated as of September 23, 2005 between John H. Dow and Daphne Dow, as the Landlord, and Airborne, Inc., as the Tenant. (9)

10.13	Copy of Term Loan Agreement dated as of September 23, 2005 by and among FirstFlight, Airborne, Inc., and Airport Capital, LLC. (9)

10.14	Copy of the FirstFlight, Inc. Stock Option Plan of 2005 dated as of December 13, 2005 (13)

10.15	Copy of Employment Agreement dated as of September 1, 2006 between FirstFlight and Keith P. Bleier.(10)

14	Code of Ethics.(11)

21	Subsidiaries (15)

31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (15)

31.2	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act. (15)

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (15)

32.2	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002. (15)

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

(11) Incorporated by reference to FirstFlight’s Current Report on Form 8-K filed on May 24, 2006.

(12) Incorporated by reference to FirstFlight’s Registration Statement on Form SB-2, File No. 333-138994.

(13) Incorporated by reference to FirstFlight’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(14) Incorporated by reference to FirstFlight’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(15) Filed herewith.

(16) Incorporated by reference to FirstFlight’s Current Report on Form 8K filed on September 8, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstFlight, Inc. (Registrant)

Date: March 28, 2008	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
Vice Chairman of the Board

SIGNATURE	TITLE	DATE

/s/ John H. Dow	Principal Executive Officer, Director	March 28, 2008
John H. Dow

/s/ Keith P. Bleier	Principal Financial and Accounting	March 28, 2008
Keith P. Bleier	Officer

/s/ William B. Wachtel	Director	March 28, 2008
William B. Wachtel

/s/ William R. Colaianni	Director	March 28, 2008
William R. Colaianni

/s/ Donald Hecht	Director	March 28, 2008
Donald Hecht

/s/ Thomas Iovino	Director	March 28, 2008
Thomas Iovino

/s/ Jeffrey B. Mendell	Director	March 28, 2008
Jeffrey B. Mendell

/s/ Ronald J. Ricciardi	Director	March 28, 2008
Ronald J. Ricciardi

/s/ Stephen B. Siegel	Director	March 28, 2008
Stephen B. Siegel

/s/ Alvin S. Trenk	Director	March 28, 2008
Alvin S. Trenk

FirstFlight, Inc. Form 10-K for the Year Ended December 31, 2007
Exhibits Filed with the Annual Report

INDEX

Exhibit No.	Description of Exhibit
21	Subsidiaries	E-2

31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.	E-3

31.2	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.	E-4

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	E-5

32.2	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	E-6