Form 10-Q
period 2008-03-31
FirstFlight, Inc.
filed 2008-05-14
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number: 000-52593

FIRSTFLIGHT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0617649
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

236 Sing Sing Road, Horseheads, NY	14845
(Address of Principal Executive Offices)	(Zip Code)

(607) 739-7148
(Registrant’s Telephone Number, Including Area Code)

N/A

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
Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of May 9, 2008, the registrant had 36,582,987 shares of its Common Stock, $0.001 par value, issued and outstanding.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2008

ii

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,616,838	$2,400,152
Accounts receivable, net of allowance for doubtful accounts of $34,000 and $26,721, respectively	6,855,883	5,226,006
Inventories	447,625	324,314
Prepaid expenses and other current assets	579,445	472,750
Total current assets	9,499,791	8,423,222

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $394,768 and $361,577, respectively	1,125,548	1,169,316

OTHER ASSETS
Deposits	36,900	36,800
Intangible assets - trade names	420,000	420,000
Other intangible assets, net of accumulated amortization of $542,609 and $489,274, respectively	97,391	150,726
Goodwill	4,194,770	4,194,770
Total other assets	4,749,061	4,802,296
TOTAL ASSETS	$15,374,400	$14,394,834

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,277,184	$6,252,043
Customer deposits	140,258	532,397
Accrued expenses	650,406	551,074
Notes payable - current portion	127,988	126,663
Total current liabilities	8,195,836	7,462,177

LONG-TERM LIABILITIES
Notes payable - less current portion	291,804	296,788
Total liabilities	8,487,640	7,758,965

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 36,582,987 shares issued and outstanding	36,583	36,583
Additional paid-in capital	18,973,463	18,825,760
Accumulated deficit	(12,123,286)	(12,226,474)
TOTAL STOCKHOLDERS' EQUITY	6,886,761	6,635,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,374,400	$14,394,834

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

REVENUE	$13,930,238	$11,245,281
COST OF REVENUE	11,668,553	9,723,035
GROSS PROFIT	2,261,685	1,522,246

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,152,015	1,752,071

OPERATING INCOME (LOSS)	109,670	(229,825)

OTHER INCOME (EXPENSE)
OTHER INCOME	—	60,156
GAIN (LOSS) ON SALE OF PROPERTY AND EQUIPMENT	(9,500)	33,705
INTEREST INCOME	9,017	17,373
INTEREST EXPENSE	(5,999)	(6,263)
TOTAL OTHER INCOME (EXPENSE)	(6,482)	104,971

NET INCOME (LOSS)	$103,188	$(124,854)

Basic and Diluted Net Income (Loss) Per Common Share	$0.00	$(0.00)

Weighted Average Number of Common Shares Outstanding – Basic	36,582,987	36,592,387

Weighted Average Number of Common Shares Outstanding – Diluted	36,609,810	36,592,387

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$103,188	$(124,854)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	99,026	99,225
Stock based compensation	147,703	65,460
Income from extinguishment of debt	—	(60,681)
Provision for doubtful accounts	7,279	(5,941)
(Gain) loss on sale of property and equipment	9,500	(33,705)
Changes in operating assets and liabilities:
Accounts receivable	(1,637,156)	(899,465)
Inventories	(123,311)	(18,555)
Prepaid expenses and other current assets	(106,795)	35,205
Accounts payable	1,025,141	1,036,362
Customer deposits	(392,139)	273,811
Accrued expenses	99,332	(225,717)
TOTAL ADJUSTMENTS	(871,420)	265,999

NET (CASH USED) IN PROVIDED BY OPERATING ACTIVITIES	(768,232)	141,145

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	8,000	298,000
Purchase of property and equipment	(19,423)	(115,961)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(11,423)	182,039

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(3,659)	(122,924)
Re-purchase of stock	—	(18,375)
NET CASH USED IN FINANCING ACTIVITIES	(3,659)	(141,299)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(783,314)	181,885

CASH AND CASH EQUIVALENTS – Beginning	2,400,152	1,181,870
CASH AND CASH EQUIVALENTS – Ending	$1,616,838	$1,363,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$6,000	$6,263
Income taxes	$5,580	$525

Non-cash investing and financing activities:
Cashless exercise of stock options	$—	$24

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for FirstFlight, Inc. and its subsidiaries (collectively, the “Company”), which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 31, 2008.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of March 31, 2008 and its results of operations and statements of cash flows not misleading for the periods shown have been included.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 - Management’s Liquidity Plans

As of March 31, 2008, the Company had cash and cash equivalents of $1,616,838 and had working capital of $1,303,955. The Company generated revenue of $13,930,238 and net income of $103,188 for the three months ended March 31, 2008. For the three months ended March 31, 2008, net cash used in operating activities was $768,232, net cash used in investing activities was $11,423 and net cash used in financing activities was $3,659.

Assuming there is no significant change in the business, management believes that the Company’s current working capital together with cash generated from operations should be sufficient to meet its anticipated cash requirements, including capital expenditure requirements, for at least the next twelve months. However, management is continuing to evaluate opportunities for additional debt or equity financing, and strategic acquisitions to accelerate the Company’s growth and market penetration efforts. In July 2008, the Company has taken steps to increase its revenue by upgrading and enlarging its sales force, particularly as it relates to the charter segment. In addition, the Company is also continuing to maintain its cost containment efforts initiated during 2007.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of FirstFlight, Inc. and its wholly-owned subsidiaries, FBO Air Wilkes-Barre, Inc. (“FBOWB”), FBO Air Garden City, Inc. (“FBOGC”), Airborne, Inc. (“Airborne”), Margeson & Associates, Inc. (“Margeson”), H24 Aviation Advisors, LLC (“H24”), FBO Air WB Leasing (“WB Leasing”) and Tech Aviation Flight School (“TAFS”). All significant inter-company accounts and transactions have been eliminated in consolidation. On September 30, 2007, the Company sold the stock of TAFS, a wholly-owned subsidiary of FBOWB.

Inventories
Inventories consist primarily of maintenance parts and aviation fuel and are stated at the lower of cost or market determined by the first-in, first out method.

Net Loss Per Common Share
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

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The following table sets forth the components used in the computation of basic and diluted income (loss) per share:

	For the Three Months Ended March 31,
	2008*	2007*
Weighted average common shares outstanding, basic	36,582,987	36,592,387
Common shares upon exercise of options	26,823	—
Common shares upon exercise of warrants	—	—
Weighted average common shares outstanding, diluted	36,609,810	36,592,387

* The total shares issuable upon the exercise of stock options and warrants as of March 31, 2008 and 2007 were 13,752,121 and 12,402,121, respectively.

Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), entitled “Share-Based Payment” (“FAS 123R”), as adopted by the Financial Accounting Standards Board (“FASB”). Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2008 and 2007, the Company incurred stock based compensation of $147,703 and $65,460, respectively. Such amounts have been recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2008, the unamortized fair value of the options totaled $317,513.

Option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The fair value of each share-based payment award granted during the period was estimated using the Black-Scholes option pricing model with the following weighted average fair values:

For the Three Months Ended March 31, 2008
Dividend yield	0%
Expected volatility	29%
Risk-free interest rate	2.86%
Expected lives	3 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the three months ended March 31, 2008 was $0.40.

The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options as defined in SAB No. 107.

Reclassifications
Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform with the presentation of the current period consolidated financial statements. These classifications have no effect on the previously reported loss.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS 161 and its impact on the consolidated financial statements has not yet been determined.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned business acquired by the Company in the future.

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

NOTE 4 - Inventories

Inventory consists primarily of maintenance parts and aviation fuel, which the Company dispenses to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of March 31, 2008 and December 31, 2007 is set forth in the following table:

	March 31, 2008	December 31, 2007
Parts inventory	$160,850	$156,192
Fuel inventory	277,645	163,703
Other inventory	9,130	4,419
Total inventory	$447,625	$324,314

Included in inventories are amounts held for third parties of $186,197 and $70,849 as of March 31, 2008 and December 31, 2007, respectively, with an offsetting liability included as part of accrued expenses.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

NOTE 5 - Stockholders’ Equity

Stock Options
Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2008	2,385,000	$0.56
Granted	250,000	0.40
Exercised	—	—
Forfeited	—	—
Balance, March 31, 2008	2,635,000	$0.55

On January 19, 2008, under the terms of an employment agreement, the Company granted an employee a stock option to purchase 250,000 shares of the Common Stock at $0.40 per share, the closing price of the Company’s Common Stock on January 18, 2008. The option vests on January 19, 2009 and is exercisable until January 18, 2014. This option is valued at $99,970 and is being amortized over the two-year term of the employment agreement.

A summary of the Company’s stock options outstanding and exercisable at March 31, 2008 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.33	250,000	5.46	—	$17,500
$0.36	350,000	4.36	—	$14,000
$0.39	250,000	4.01	250,000	$2,500
$0.40	750,000	3.98	500,000	$—
$0.50	250,000	3.00	250,000	$—
$0.51	160,000	1.08	160,000	$—
$0.60	275,000	4.18	275,000	$—
$0.64	100,000	2.67	100,000	$—
$1.60	250,000	2.00	250,000	$—

TOTALS	2,635,000		1,785,000	$34,000

NOTE 6 – Related Parties

The firm of Wachtel & Masyr, LLP provides legal services to the Company. William B. Wachtel, the Company’s Chairman of the Board, is a managing partner of this firm. During the three months ended March 31, 2008 and March 31, 2007, the Company was billed approximately $30,000 and $34,000, respectively, for legal services. At March 31, 2008 and December 31, 2007, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $404,000 and $375,000, respectively, related to legal services provided by such firm.

The charter segment of the Company manages several aircraft owned by an entity in which Mr. Wachtel, Thomas Iovino and Stephen B. Siegel, each of whom is a Director of the Company, are members. During the three months ended March 31, 2008, the Company recorded revenue and expenses of $2,111,081 and $1,884,632, respectively, related to the Company’s management of these aircraft. At March 31, 2008 the Company had recorded in accounts payable a balance of approximately $247,000 to this entity. At December 31, 2007 the Company had recorded in accounts receivable a balance of approximately $172,600. During the three months ended March 31, 2007, the Company recorded revenue and expenses of $1,009,519 and $828,604, respectively, related to the management of these aircraft.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

On April 26, 2007, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a Director and the current President and Chief Executive Officer of the Company, and the other member is an employee of the Company. The terms of the lease provide for the payment of rent of $20,000 per month and a charge of $500 for each hour of aircraft use. The lease agreement, which is for a period of one year with automatic annual renewals, further provides that this aircraft will be managed by the Company through its charter segment, and through which the Company will retain 90% of the associated charter revenue. The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor. During the three months ended March 31, 2008, the Company recorded revenue of $74,367 and expenses of $130,728 in conjunction with the lease of this aircraft.

NOTE 7 - Litigation

The Company is currently engaged in a civil action entitled Raintree Express, Inc. v Tech Aviation, Inc. in which Raintree Express has made a claim against FBOWB of approximately $200,000 in compensatory damages in connection with disputed charges and expenses incurred by Raintree Express in the operation of an aircraft.  The case is being tried in Monroe County (Pennsylvania). The Company believes it has a reasonable position in defense of these claims and intends to vigorously defend itself in this matter.  In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations. The Company has accounted for this action in accordance with SFAS No. 5, “Accounting for Contingencies.”

NOTE 8 - Segment Data

The Company is an aviation services company with operations in the aircraft charter management (“Charter”), fixed base operations (“FBO”), and aircraft maintenance (“Maintenance”) segments of the general aviation industry.

Each of the Company’s three segments is operated under the FirstFlight brand name. The Charter  segment is in the business of providing on-call passenger air transportation. These charter operations are implemented primarily through a fleet of managed aircraft (i.e., aircraft owned by another person or entity for which the Company provides regulatory and maintenance oversight while offering charter services). Within the FBO segment, the Company provides ground services such as the fueling and hangaring of aircraft. Within the Maintenance segment, the Company offers maintenance and repair to aircraft owned or managed by general aviation aircraft operators.

The following tables summarize financial information about the Company’s business segments for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
Revenue	2008	2007
Charter	$11,541,164	$9,509,904
FBO	1,492,081	1,157,512
Maintenance	896,993	577,865
Total revenue	$13,930,238	$11,245,281

	Three Months Ended March 31,
Operating Results	2008	2007
Charter	$461,005	$290,299
FBO	102,191	(10,793)
Maintenance	25,476	(135,038)
Division profit	588,672	144,468
Corporate expense	(479,002)	(374,293)
Operating profit (loss)	109,670	(229,825)
Other income	—	60,156
Gain (loss) on sale of property and equipment	(9,500)	33,705
Interest income	9,017	17,373
Interest expense	(5,999)	(6,263)
Net income (loss)	$103,188	$(124,854)

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

 NOTE 9 – Subsequent Event

On April 15, 2008, the Company formed JetEquity Solutions, LLC (“JetEquity”) as a wholly-owned subsidiary. JetEquity will focus on financial services for the sale and acquisition of aircraft for corporate aviation customers as well as existing Company clients.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and related notes appearing elsewhere in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 under the heading "Cautionary Statement For Forward Looking Statements," as well as those discussed elsewhere in this report.

OVERVIEW

FirstFlight, Inc. (“FirstFlight”) is a Nevada corporation, the Common Stock, $0.001 par value (the “Common Stock”), of which is publicly traded. FirstFlight acts as a holding company for its operational aviation services subsidiaries (FirstFlight and its subsidiaries are collectively referred to herein as the “Company”, “us”, “our” or "we"). We have operations in the aircraft charter management (“Charter”), fixed base operations (“FBO”), and aircraft maintenances (“Maintenance”) segments of the general aviation industry.

Our business activities by segment are carried out at the following locations:

Location	Charter	FBO	Maintenance
Elmira, New York	X	Fuel sales to managed aircraft only	X
Wilkes-Barre, Pennsylvania	X	X	X
Garden City, Kansas		X

The Elmira, New York facility became part of our Company through the acquisition on September 23, 2005 of Airborne, Inc. (“Airborne”).

The Wilkes-Barre, Pennsylvania facility became part of our Company as a result of the March 31, 2005 acquisition of Tech Aviation Service, Inc. (“Tech”).

The Garden City, Kansas facility became part of our Company as a result of the March 31, 2005 acquisition of FBO assets of Central Plains Aviation, Inc. (“CPA”).

REVENUE AND OPERATING RESULTS

The following table summarizes our revenue and operating results by business segment:

	Three Months Ended March 31,
Revenue	2008	2007
Charter	$11,541,164	$9,509,904
FBO	1,492,081	1,157,512
Maintenance	896,993	577,865
Total revenue	$13,930,238	$11,245,281

	Three Months Ended March 31,
Operating Results	2008	2007
Charter	$461,005	$290,299
FBO	102,191	(10,793)
Maintenance	25,476	(135,038)
Division profit	588,672	144,468
Corporate expense	(479,002)	(374,293)
Operating profit (loss)	109,670	(229,825)
Other income	—	60,156
Gain (loss) on sale of property and equipment	(9,500)	33,705
Interest income	9,017	17,373
Interest expense	(5,999)	(6,263)
Net income (loss)	$103,188	$(124,854)

Revenue for the three months ended March 31, 2008 increased 23.9 percent from revenue in the three months ended March 31, 2007. Charter generated approximately $11.5 million in revenue, a 21.4 percent increase over its revenue in the prior year. FBO generated approximately $1.5 million, a 28.9 percent increase over its revenue in the same period in 2007. Maintenance generated approximately $0.9 million, a 55.2 percent increase versus the three months ended March 31, 2007.

In Charter, a larger fleet and a more productive use of mid- and large-cabin aircraft in charter activities were factors contributing to the increase. In FBO, increases related to fueling managed aircraft and a higher average price for fuel as a result of higher fuel costs were factors contributing to the increase. In Maintenance, we experienced a higher level of activity, with the exception of our brake and wheel operation, which declined on a year-over-year basis.

Gross margin as a percentage of total revenue was 16.2 percent for the three months ended March 31, 2008, an increase as compared with 13.5 percent in the corresponding prior-year period. Charter and Maintenance contributed improved gross margins in this period, Charter increased to 13.8 percent of segment revenue in the three months ended March 31, 2008 as compared to 11.3 percent in the three months ended March 31, 2007. Maintenance increased to 31.1 percent of segment revenue versus 9.4 percent in the same periods. FBO, however, experienced a decline in gross margin to 26.4 percent of segment revenue for the 2008 period as compared to 33.8 percent in the three months ended March 31, 2007.

Loss on sale of property and equipment was $9,500 for the three months ended March 31, 2008 consisting of the disposal of a maintenance item that had become obsolete. In the three months ended March 31, 2007, we had a gain on the sale of miscellaneous property and equipment of $33,705 plus $60,156 of income related to one-time items.

Segment Analysis

Charter

Charter revenue increased by 21.4 percent for the three months ended March 31, 2008 as compared with the corresponding prior-year period. The year-over-year increase is attributable to a greater productivity of our collective fleet plus a favorable shift to a higher mix of mid- and large-cabin charter hours, in addition to a higher overall number of aircraft. We managed 19 aircraft for their owners at March 31, 2008 as compared to 17 at March 31, 2007.

For the three months ended March 31, 2008, activities associated with managed charter (27.6% increase), management services (33.3% increase), and fuel sales to charter aircraft (38.6% increase) delivered higher revenue as compared to the same period in the prior year for the reasons articulated in the previous paragraph. Revenue related to brokered charter activity (-37.8% decrease) declined as our existing fleet was able to handle a larger workload, which in turn reduced the need to source outside aircraft.

Charter operating profit increased 56.0 percent for the three months ended March 31, 2008 as compared with the corresponding prior-year period. Charter operating profit, as a percentage of segment revenue, increased to 4.0 percent for the three months ended March 31, 2008 as compared to 3.1 percent in the corresponding prior-year period.

Operating profit was driven by improved gross margins in addition to the increase in revenue. Gross margin, as a percentage of Charter revenue, was 13.8 percent for the three months ended March 31, 2008 as compared to 11.3 percent in the three months ended March 31, 2007. More revenue at a higher margin offset segment operating expenses, which grew in absolute terms by 44.6 percent and as a percentage of revenue, to 9.8 percent in the three months ended March 31, 2008 as compared to 8.2 percent in the same period in the prior year. Contributing to this higher level of operating expenses is the investment we have made in additional sales people, which we believe will yield positive results in upcoming quarters.

FBO

FBO revenue increased by 28.9 percent for the three months ended March 31, 2008 as compared with the corresponding prior-year period. Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 39.5 percent in the three months ended March 31, 2008 as compared to the same period in the prior year. This increase offset a revenue shortfall for our flight school (88.0% decrease for the period) and the management of non-owned FBO facilities (37.4% decrease for the period). Our flight school subsidiary, as indicated elsewhere in this report, was divested on September 30, 2007. See Note 3 to the consolidated financial statements included in Item 1 of this report. The 2008 revenue used for flight school comparison is comprised of the aircraft leasing fees and facility lease charges, as discussed elsewhere in this report. The decrease in revenue associated with the management of non-owned FBO facilities was due to an anticipated reduction in contractual rates.

The increase in revenue for FBO was in part related to higher average fuel prices in the current period as compared with the prior year period. We generally price our fuel products on a fixed dollar margin basis. As the cost of fuel rises, the corresponding customer price rises as well. If volume is constant, this methodology yields higher revenue but at lower gross margins. Gross margin, as a percentage of segment revenue, in the three months ended March 31, 2008, was 26.4 percent as compared to 33.8 percent in the same prior year period.

FBO operating profit increased 893.9 percent in the three months ended March 31, 2008 as compared with the three months ended March 31, 2007. The contribution in 2008 from flight school-related lease income represented an improvement of $12,600 as compared to the operation of the flight school in the same period in 2007. FBO operating profit, as a percentage of segment revenue, increased to 6.8 percent for the three months ended March 31, 2008 as compared with 0.9 percent in the corresponding prior-year period.

In addition to the increase in revenue, operating profit was improved through lower levels of operating expenses, which offset the decrease in gross margin as described above. Operating expenses on an absolute basis were reduced by 23.6 percent in the three months ended March 31, 2008 as compared to the same period in prior year. Operating expenses, as a percentage of segment revenue, in the three months ended March 31, 2008, were 19.5 percent as compared to 33.0 percent in the same prior-year period.

Maintenance

Maintenance revenue increased by 55.2 percent for the three months ended March 31, 2008 as compared with the corresponding prior year period. This improvement was driven by increases in revenue associated with labor charges (133.5%) and the sale of parts (89.8%), which offset a decline in brake and wheel operation (-39.0%).

Maintenance segment operating income for the three months ended March 31, 2008 was $25,476, an improvement of $186,850 as compared to the operating loss sustained during the corresponding prior-year period. The increase in revenue combined with gross margins in the three months ended March 31, 2008 of 31.1 percent as compared with 9.4 percent in the same period in the prior year period were the primary drivers of performance. While segment operating expense grew in absolute terms by 17.4 percent in the year-over-year comparison, operating expenses as a percent of segment revenue declined to 28.2 percent in the 2008 period as compared to 37.3 percent in 2007.

Management has focused significant energy and effort in the Maintenance segment to improve personnel, processes and procedures. We believe that the results for the three months ended March 31, 2008 are representative of a trend of improved performance in future quarters.

Corporate Expense

Corporate expense was $479,002 for the three months ended March 31, 2008, an increase of $104,709 as compared with the corresponding prior year period. Approximately 80 percent of this increase is related to stock compensation expense, which was $147,703 in the 2008 three month period and $65,460 in the same period in 2007. The increase is due to options issued throughout 2007 with amortization of expenses in current period 2008.

Selling, General and Administrative

Total selling, general and administrative (“SG&A”) expenses of $2,152,015 in the three months ended March 31, 2008, an increase of $399,944, or 22.8 percent, as compared to the three months ended March 31, 2007. SG&A, as a percentage of total revenue, however, decreased to 15.4 percent for the three months ended March 31, 2008 as compared with 15.6 percent in the corresponding prior-year period.

Depreciation and Amortization

Depreciation and amortization was $99,026 and $99,225 for the three months ended March 31, 2008 and 2007, respectively.

Interest Income/Expense

Interest income for the three months ended March 31, 2008 was $9,017 as compared to $17,373 for the three months ended March 31, 2007. Interest expense for the three months ended March 31, 2008 was $5,999 as compared to $6,263 for the same period in 2007.

Net Income (Loss) Per Share

Net income for the three months ended March 31, 2008 was $103,188 as compared to a net loss for the three months ended March 31, 2007 of $124,854, an improvement of $228,042. This change was directly attributable to an improvement in our operating results.

Basic and diluted net income per share for the three months ended March 31, 2008 was $0.00 and net loss per share for the three months ended March 31, 2007 was $0.00.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, which totaled $1,616,838 at March 31, 2008. We had working capital of $1,303,955 and $961,045 at March 31, 2008 and December 31, 2007, respectively. We generated revenue of $13,930,238 for the three months ended March 31, 2008. Since inception, we have incurred, in the aggregate, net losses of $5,641,305 for the period January 17, 2003 (date of inception) through March 31, 2008. For the three months ended March 31, 2008, net cash used in operating activities was $768,232, net cash used in investing activities was approximately $11,423 and net cash used in financing activities was $3,659.

We are continuing to implement our strategic business plan. During the three months ended March 31, 2008, our revenue increased, gross margins increased and SG&A expenses decreased as a percentage of total revenue as compared with revenue, gross margin and SG&A expense in the same period in the prior year. In early 2008, we took steps to increase our revenue by upgrading and enlarging our sales force, particularly as it relates to Charter.  A dedicated vice president of sales and marketing was added, along with three additional charter sales personnel.  The collective focus for these new personnel is to add additional managed aircraft and to create better utilization of our current fleet of managed aircraft by increasing the number of booked charter hours.  Further, our sales personnel are focused in geographically strategic markets where we have recently added managed aircraft and in which we believe sufficient opportunity exists for new aircraft and charter clients.  We anticipate that these sales people will recoup their respective compensation and expenses in additional revenue and gross margin during 2008.  In addition, we are also continuing to maintain the cost containment measures we initiated during 2007.

Assuming there is no significant change in the business, we believe that the current working capital, together with cash generated from operations should be sufficient to meet our anticipated cash requirements, including capital expenditure requirements, for at least the next twelve months. However, we continue to evaluate opportunities for additional debt or equity financing, and strategic acquisitions to accelerate our growth and market penetration efforts.

 During the three months ended March 31, 2008, we had a net decrease in cash and cash equivalents of $783,314. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2008, cash used in operating activities amounted to $768,232. This amount included net income of $103,188, depreciation and amortization charges of $99,026 and stock-based compensation expense of $147,703. Cash used in operations due to changes in operating assets and liabilities included a decrease in cash associated with increases of accounts receivable, inventories, prepaid expenses and customer deposits of $1,637,156, $123,311, $106,795 and $392,139, respectively. The accounts receivable increase was primarily due to the timing of customer payments and increasing sales that will be collected in subsequent periods. Inventories increases were a result of an increase in consignment inventory for jet aviation fuel. The increase in prepaid expenses represented advance payments made that are amortized over future periods. The increase in customer deposits was a result of advance payments in 2007 for aircraft charter trips that occurred in the first quarter of 2008. Cash used in operations due to changes in operating assets and liabilities also included an increase in cash associated with a increase in accounts payable and accrued expenses of $1,124,473, principally due to increased expense related to increased revenues.

Cash from Investing Activities

For the three months ended March 31, 2008, net cash used in investing activities was $11,423 and was attributable primarily to net proceeds from the sale of assets of $8,000 and the purchase of equipment of $19,423. For the three months ended March 31, 2007, net cash provided by investing activities was $182,039, attributable to the proceeds from the sale of assets of $298,000 offset by the purchase of equipment of $115,961.

Cash from Financing Activities

For the three months ended March 31, 2008, net cash used in financing activities was $3,659, consisting of the repayment of notes payable. For the three months ended March 31, 2007, net cash used in financing activities was $141,299, consisting of the repayment of notes payable and the re-purchase of stock of $122,924 and $18,375, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Stock Based Compensation
We account for stock-based compensation in accordance with fair value recognition provisions of Statement of Financial Accounting Standards No. 123, entitled “Share Based Payment” (“FAS 123R”). Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. We recognize these compensation costs over the requisite service period of the award, which is generally the option vesting term or the duration of employment agreement. For the three months ended March 31, 2008 and 2007, we incurred stock based compensation of $147,703 and $65,460, respectively. Such amounts have been recorded as part of SG&A expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2008, the unamortized fair value of the options totaled $317,513.

Option valuation models require the input of highly subjective assumptions including the expected life of the option. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value of each share-based payment awards granted during the period was estimated using the Black-Scholes option pricing model. See Note 3 to our consolidated financial statements included in Item 1 of this report.

Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS 161 and its impact on the consolidated financial statements has not yet been determined.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned business acquired by the Company in the future.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

▪	our ability to secure the additional financing, if required, to execute our business plan;

▪	our ability to identify, negotiate and complete the acquisition of targeted operators, consistent with our business plan;

▪	existing or new competitors consolidating operators ahead of us;

▪	we may be unable to attract new personnel, which would adversely affect implementation of our overall business strategy.

▪	the success of our investor relations program to create and sustain interest and liquidity in our stock, which is currently thinly traded on the OTCBB;

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk Factors” and in other filings we make with the Securities and Exchange Commission (the “SEC”). Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T – Controls and Procedures

Disclosure of Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated by the SEC. Management, including our President and Chief Executive Officer (principal executive officer) and our Senior VP and Chief Financial Officer (principal financial officer), supervised and participated in such evaluation. Our President and Chief Executive Officer and Senior VP and Chief Financial Officer concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2008, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Senior VP and Chief Financial Officer have concluded that such controls and procedures are effective at the "reasonable assurance" level.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (principal executive officer).

32.1	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer (principal financial officer).

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstFlight, Inc.

Date: May 14, 2008	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
Vice Chairman of the Board

Date: May 14, 2008	By:	/s/ Keith P. Bleier
Keith P. Bleier,
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)