Form 10-Q
period 2008-06-30
FirstFlight, Inc.
filed 2008-08-14
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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
Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

 Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of August 13, 2008, the registrant had 36,582,987 shares of its Common Stock, $0.001 par value, issued and outstanding.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2008

Index

Page

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	1

Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	2

Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited)	3

Notes to Financial Statements (unaudited)	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4T. CONTROLS AND PROCEDURES	13

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

ITEM 6. EXHIBITS	19

SIGNATURES	20

ii

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,018,892	$2,400,152
Accounts receivable, net of allowance for doubtful accounts of $34,000 and $26,721, respectively	5,136,492	5,226,006
Inventories	508,451	324,314
Prepaid expenses and other current assets	510,929	472,750
Total current assets	8,174,764	8,423,222

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $440,409 and $361,577, respectively	1,094,002	1,169,316

OTHER ASSETS
Deposits	158,128	36,800
Intangible assets - trade names	420,000	420,000
Other intangible assets, net of accumulated amortization of $593,444 and $489,274, respectively	46,552	150,726
Goodwill	4,194,770	4,194,770
Total other assets	4,819,450	4,802,296
TOTAL ASSETS	$14,088,216	$14,394,834

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,738,760	$6,252,043
Customer deposits	160,504	532,397
Accrued expenses	876,075	551,074
Notes payable - current portion	123,764	126,663
Total current liabilities	6,899,103	7,462,177

LONG-TERM LIABILITIES
Notes payable - less current portion	191,553	296,788
Total liabilities	7,090,656	7,758,965

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 36,582,987 shares issued and outstanding	36,583	36,583
Additional paid-in capital	19,072,683	18,825,760
Accumulated deficit	(12,111,706)	(12,226,474)
TOTAL STOCKHOLDERS' EQUITY	6,997,560	6,635,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,088,216	$14,394,834

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

REVENUE	$12,555,977	$11,860,524	$26,486,215	$23,105,805
COST OF SALES	10,248,958	9,867,374	21,917,511	19,590,409
GROSS PROFIT	2,307,019	1,993,150	4,568,704	3,515,396

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,292,739	1,871,316	4,454,254	3,586,582

OPERATING INCOME (LOSS)	14,280	121,834	114,450	(71,186)

OTHER INCOME (EXPENSE)
OTHER INCOME, net	—	—	—	57,055
INTEREST INCOME	3,311	15,308	12,328	32,681
INTEREST EXPENSE	(6,011)	(8,497)	(12,010)	(14,760)

TOTAL OTHER INCOME (EXPENSE)	(2,700)	6,811	318	74,976

NET INCOME	$11,580	$128,645	$114,768	$3,790
Basic and Diluted Net Income Per Common Share	$0.00	$0.00	$0.00	$0.00
Weighted Average Number of Common Shares Outstanding - Basic	36,582,987	36,587,661	36,582,987	36,587,661
Weighted Average Number of Common Shares Outstanding - Diluted	36,648,132	36,587,661	36,608,424	36,587,661

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$114,768	$3,790
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	195,502	195,290
Stock based compensation	246,923	161,110
Income from extinguishment of debt	—	(60,681)
Provision for doubtful accounts	7,279	—
(Gain) loss on sale of property and equipment	9,500	(32,756)
Changes in operating assets and liabilities:
Accounts receivable	82,235	(91,705)
Inventories	(184,137)	(14,346)
Prepaid expenses and other current assets	(38,179)	(31,105)
Accounts payable	(521,259)	259,712
Customer deposits	(373,221)	(115,331)
Accrued expenses	340,979	144,889
TOTAL ADJUSTMENTS	(234,378)	415,077

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(119,610)	418,867

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	8,000	298,000
Purchase of property and equipment	(41,516)	(165,240)
Deposits	(120,000)	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(153,516)	132,760

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(108,134)	(124,673)
Re-purchase of stock	—	(18,375)
NET CASH USED IN FINANCING ACTIVITIES	(108,134)	(143,048)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(381,260)	408,579

CASH AND CASH EQUIVALENTS– Beginning	2,400,152	1,181,870
CASH AND CASH EQUIVALENTS– Ending	$2,018,892	$1,590,449

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$12,010	$14,760
Income taxes	$5,580	$525

Non-cash investing and financing activities:
Cashless exercise of stock options	$—	$24
Expiration of put option	$—	$29,375

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These consolidated financial statements should be read in conjunction with the financial statements and related footnotes for FirstFlight, Inc. and its subsidiaries (collectively, the “Company”), which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed with the Securities and Exchange Commission on March 31, 2008.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of June 30, 2008 and its results of operations for the three and six months ended June 30, 2008 and statements of cash flows for the six months then ended not misleading have been included.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 - Management’s Liquidity Plans

As of June 30, 2008, the Company had cash and cash equivalents of $2,018,892 and working capital of $1,275,661. The Company generated revenue of $26,486,215 and net income of $114,768 for the six months ended June 30, 2008. For the six months ended June 30, 2008, net cash used in operating activities was $119,610, net cash used in investing activities was $153,516 and net cash used in financing activities was $108,134.

Assuming there is no significant change in the business, management believes that the Company’s current working capital, together with cash generated from operations, should be sufficient to meet its anticipated cash requirements, including capital expenditure requirements, for at least the next twelve months. Management is continuing to evaluate opportunities for additional debt or equity financing, as well as strategic acquisitions, to accelerate the Company’s growth and market penetration efforts. In early 2008, the Company has taken steps to increase its revenue by upgrading and enlarging its sales force, particularly as in the charter segment.

As discussed in Note 9, the Company acquired New World Jet Corporation (“NWJ”) on August 5, 2008. As a result of the acquisition the Company was required to pay $120,000 in cash and is required to fund an initial working capital deficit of up to $250,000. The Company believes that this acquisition will be accretive to earnings within the next few quarters. Other than the initial payment and working capital funding, the transaction has been structured as an earn-out which the Company believes will enable payments under the earn-out to be funded from cash flow from NWJ.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of FirstFlight, Inc. and its wholly-owned subsidiaries, FBO Air Wilkes-Barre, Inc. (“FBOWB”), FBO Air Garden City, Inc. (“FBOGC”), Airborne, Inc. (“Airborne”), Margeson & Associates, Inc. (“Margeson”), H24 Aviation Advisors, LLC (“H24”), FBO Air WB Leasing (“WB Leasing”), Tech Aviation Flight School (“TAFS”), and JetEquity Solutions, LLC (“JetEquity”). All significant inter-company accounts and transactions have been eliminated in consolidation. On September 30, 2007, the Company sold the stock of TAFS, a wholly-owned subsidiary of FBOWB.

On April 15, 2008, the Company formed JetEquity as a wholly-owned subsidiary. JetEquity will focus on financial services for the sale and acquisition of aircraft for corporate aviation customers as well as existing Company clients.

Inventories
Inventories consist primarily of maintenance parts and aviation fuel and are stated at the lower of cost or market determined by the first-in, first out method.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

Net Income Per Common Share
Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of Common Stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue Common Stock were exercised or converted into Common Stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their inclusion would be anti-dilutive or if their exercise prices were greater than the average market price of the Common Stock during the period.

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008*	2007*	2008*	2007*
Weighted average common shares outstanding, basic	36,582,987	36,587,661	36,582,987	36,587,661
Common shares upon exercise of options	65,145	—	25,437	—
Common shares upon exercise of warrants	—	—	—	—
Weighted average common shares outstanding, diluted	36,648,132	36,587,661	36,608,424	36,587,661

* The total shares issuable upon the exercise of stock options and warrants as of June 30, 2008 and 2007 were 13,752,121 and 12,827,121, respectively, of which 13,577,121 and 12,652,121 were anti-dilutive.

Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), entitled “Share-Based Payment” (“FAS 123R”), as adopted by the Financial Accounting Standards Board (“FASB”). Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three and six months ended June 30, 2008, the Company incurred stock based compensation of $99,220 and $246,923, respectively, as compared to $95,650 and $161,110, respectively, for the three and six months ended June 30, 2007. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2008, the unamortized fair value of the options totaled $218,293.

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

The fair value of each share-based payment award granted during the six months ended June 30, 2008 was estimated using the Black-Scholes option pricing model with the following weighted average fair values:

For the Six Months Ended June 30, 2008
Dividend yield	0%
Expected volatility	293%
Risk-free interest rate	2.86%
Expected lives	3.5 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the six months ended June 30, 2008 was $0.40. There were no options granted during the three months ended June 30, 2008.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

Recent Accounting Pronouncements
In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is currently evaluating the application of this Statement but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position.

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

In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159"), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

In September 2006, the FASB issued SFAS 157.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.

The FASB, the Emerging Issues Task Force and the Securities Exchange Commission have issued certain other accounting pronouncements and regulations as of June 30, 2008 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2008 or 2007, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE 4 - Inventories

Inventory consists primarily of maintenance parts and aviation fuel, which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of June 30, 2008 and December 31, 2007 is set forth in the following table:

	June 30, 2008	December 31, 2007
Parts inventory	$164,988	$156,192
Fuel inventory	337,445	163,703
Other inventory	6,018	4,419
Total inventory	$508,451	$324,314

Included in inventories are amounts held for third parties of $271,414 and $70,849 as of June 30, 2008 and December 31, 2007, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 - Stockholders’ Equity

Stock Options
Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2008	2,385,000	$0.56
Granted	250,000	0.40
Exercised	—	—
Forfeited	—	—
Balance, June 30, 2008	2,635,000	$0.55

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

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

A summary of the Company’s stock options outstanding and exercisable at June 30, 2008 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.33	250,000	5.21	—	$17,500
$0.36	350,000	4.11	175,000	$14,000
$0.39	250,000	3.76	250,000	$2,500
$0.40	750,000	3.73	500,000	$—
$0.50	250,000	2.75	250,000	$—
$0.51	160,000	0.84	160,000	$—
$0.60	275,000	3.93	275,000	$—
$0.64	100,000	2.42	100,000	$—
$1.60	250,000	1.75	250,000	$—

TOTALS	2,635,000		1,960,000	$34,000

NOTE 6 - Related Parties

The firm of Wachtel & Masyr, LLP provides legal services to the Company. William B. Wachtel, the Company’s Chairman of the Board, is a managing partner of this firm. During the three and six months ended June 30, 2008, the Company was billed approximately $40,000 and $70,000, respectively, for legal services. During the three and six months ended June 30, 2007, the Company was billed approximately $55,000 and $89,000, respectively, for legal services. At June 30, 2008 and December 31, 2007, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $445,000 and $375,000, respectively, related to legal services provided by such firm.

The charter segment of the Company manages several aircraft owned by an entity in which Mr. Wachtel, Thomas Iovino and Stephen B. Siegel, each of whom is a Director of the Company, are members. During the three and six months ended June 30, 2008, the Company recorded revenue of approximately $1,100,000 and $3,300,000, respectively, and expenses of approximately $1,000,000 and $2,900,000, respectively, related to the Company’s management of these aircraft. At June 30, 2008 the Company had recorded in accounts payable a balance of approximately $360,000 to this entity. At December 31, 2007, the Company had recorded in accounts receivable a balance of approximately $172,600 from this entity. During the three and six months ended June 30, 2007, the Company recorded revenue of approximately $2,000,000 and $3,000,000, respectively, and expenses of approximately $1,700,000 and $2,500,000, respectively, related to the management of aircraft owned by this entity.

On April 26, 2007, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a Director and the current President and Chief Executive Officer of the Company, and the other member is an employee of the Company. The terms of the lease provide for the payment of rent of $20,000 per month and a charge of $500 for each hour of aircraft use. The lease agreement, which is for a period of one year with automatic annual renewals, further provides that this aircraft will be managed by the Company through its charter segment, and through which the Company will retain 90% of the associated charter revenue. The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor. During the three and six months ended June 30, 2008, the Company recorded revenue of approximately $75,000 and $149,000, respectively, and expenses of approximately $120,000 and $251,000, respectively, in conjunction with the lease of this aircraft. During the three and six months ended June 30, 2007, the Company recorded revenue and expenses of approximately $182,000 and $187,000, respectively, in conjunction with the lease of this aircraft.

NOTE 7 - Litigation

The Company had been engaged in a civil action entitled Raintree Express, Inc. v Tech Aviation, Inc. in which Raintree Express had made a claim against FBOWB of approximately $200,000 in compensatory damages in connection with disputed charges and expenses incurred by Raintree Express in the operation of an aircraft.  On May 21, 2008, the parties made a Settlement Agreement under the terms of which the Company will pay Raintree Express $110,000 over a 120-day period ending September 20, 2008. The Company has accounted for this action in accordance with SFAS No. 5, “Accounting for Contingencies’.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE 8 - Segment Data

The Company is an aviation services company with operations in the aircraft charter management (“Charter”), fixed base operations (“FBO”), and aircraft maintenance (“Maintenance”) segments of the general aviation industry. The Company’s insurance activity is included in its Charter Segment.

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

The following tables summarize financial information about the Company’s business segments for the three and six month periods ended June 30, 2008 and 2007:

Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Charter	$9,535,517	$9,328,931	$21,076,681	$18,838,835
FBO	2,177,747	1,734,713	3,669,828	2,892,226
Maintenance	842,713	796,880	1,739,706	1,374,744
Total revenue	$12,555,977	$11,860,524	$26,486,215	$23,105,805

Operating Results	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Charter operating profit	$309,721	$298,902	$770,725	$537,214
FBO operating profit	141,254	118,059	233,946	127,923
Maintenance operating profit	70,712	108,743	96,189	8,244
Segment operating profit	521,687	525,704	1,100,860	673,381
Corporate expense	(507,407)	(403,870)	(986,410)	(744,567)
Total operating profit (loss)	14,280	121,834	114,450	(71,186)
Other income, net	—	—	—	57,055
Interest income	3,311	15,308	12,328	32,681
Interest expense	(6,011)	(8,497)	(12,010)	(14,760)
Net income	$11,580	$128,645	$114,768	$3,790

NOTE 9 - Subsequent Events

On July 1, 2008, under the terms of an employment agreement, the Company granted an employee a stock option to purchase 250,000 shares of the Common Stock at $0.40 per share, the closing price of the Company’s Common Stock on June 30, 2008. The option vests on July 1, 2009 and is exercisable until June 30, 2014. This option is valued at $99,982 and is being amortized over the two-year term of the employment agreement.

On July 22, 2008, the Company and a newly-formed wholly-owned subsidiary, New World Jet Acquisition Corporation (“NWJAC”), executed a Stock Purchase Agreement with Gold Jets LLC whereby NWJAC agreed to purchase all of the issued and outstanding capital stock of New World Jet Corporation from Gold Jets LLC. The consummation of the acquisition occurred on August 5, 2008. As part of the transaction, the Company made a cash payment of $120,000, assumed a working capital deficit as recorded on the date of consummation of up to $250,000, and agreed to future payments of cash tied to the performance of acquired aircraft. Future cash payments include 25 percent of net charter commissions, management fees, and maintenance coordination fees; 50 percent of the net proceeds on the sale of New World’s air carrier certificate; 33 percent of the initial year’s block charter commissions; and 25 percent of any aircraft transaction fees. The Company also issued Gold Jets LLC a warrant to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants are contingent on the total number of aircraft that are ultimately retained on the Company’s air carrier certificate.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

On August 5, 2008, under the terms of a consulting agreement, the Company granted restricted stock to purchase 600,000 shares of the Company’s common stock.  The restricted stock vests ratably over three years, is valued at $222,000, and is being amortized over the three-year term of the consulting agreement.

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

OVERVIEW

FirstFlight, Inc. (“we”, “us”, “our”) is a Nevada corporation, the Common Stock, $0.001 par value (the “Common Stock”), of which is publicly traded. We act as a holding company for our operational aviation services subsidiaries. We have operations in the aircraft charter management (“Charter”), fixed base operations (“FBO”), and aircraft maintenances (“Maintenance”) segments of the general aviation industry.

Our business activities by segment are carried out at the following locations:

Location	Charter	FBO	Maintenance
Elmira, New York	X	Fuel sales to managed aircraft only	X
Wilkes-Barre, Pennsylvania	X	X	X
Garden City, Kansas		X

The Elmira, New York facility became part of our company through our acquisition on September 23, 2005 of Airborne, Inc. (“Airborne”).

The Wilkes-Barre, Pennsylvania facility became part of our company as a result of our March 31, 2005 acquisition of Tech Aviation Service, Inc. (“Tech”).

The Garden City, Kansas facility became part of our company as a result of our March 31, 2005 acquisition of FBO assets of Central Plains Aviation, Inc. (“CPA”).

REVENUE AND OPERATING RESULTS

The following table summarizes our revenue and operating results by business segment:

Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Charter	$9,535,517	$9,328,931	$21,076,681	$18,838,835
FBO	2,177,747	1,734,713	3,669,828	2,892,226
Maintenance	842,713	796,880	1,739,706	1,374,744
Total revenue	$12,555,977	$11,860,524	$26,486,215	$23,105,805

Operating Results	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Charter operating profit	$309,721	$298,902	$770,725	$537,214
FBO operating profit	141,254	118,059	233,946	127,923
Maintenance operating profit	70,712	108,743	96,189	8,244
Segment operating profit	521,687	525,704	1,100,860	673,381
Corporate expense	(507,407)	(403,870)	(986,410)	(744,567)
Total operating profit (loss)	14,280	121,834	114,450	(71,186)
Other income, net	—	—	—	57,055
Interest income	3,311	15,308	12,328	32,681
Interest expense	(6,011)	(8,497)	(12,010)	(14,760)
Net income	$11,580	$128,645	$114,768	$3,790

Comparison of the three and six months ended June 30, 2008 and 2007.

Revenue for the three months ended June 30, 2008 increased 5.9 percent from revenue in the three months ended June 30, 2007. Charter generated approximately $9.5 million in revenue, a 2.2 percent increase over Charter generated revenue in the same period in the prior year. FBO generated approximately $2.2 million, a 25.5 percent increase over FBO generated revenue in the same period in 2007. Maintenance generated approximately $0.8 million, a 5.8 percent increase over Maintenance generated revenue in the three months ended June 30, 2007.

Revenue for the six months ended June 30, 2008 increased 14.6 percent from revenue in the six months ended June 30, 2007. Charter generated approximately $21.1 million in revenue, an 11.9 percent increase over Charter generated revenue in the same period in the prior year. FBO generated approximately $3.7 million, a 26.9 percent increase over FBO generated revenue in the same period in 2007. Maintenance generated approximately $1.7 million, a 26.5 percent increase over Maintenance generated revenue in the six months ended June 30, 2007.

From a revenue standpoint, our results were impacted by the increased cost of jet fuel and general economic conditions. In the three months ended June 30, 2008, the momentum of revenue growth was slowed in Charter, our largest segment. While we grew on a year-over-year basis, we were unable to maintain a rate of growth comparable to prior quarters. In the FBO segment, however, higher average fuel costs translated to higher average retail prices and, therefore, we continued significant growth in FBO segment revenue. In the Maintenance segment, our generally higher level of activity explains another quarter of solid revenue increases.

Gross margin as a percentage of total revenue was 18.4 percent for the three months ended June 30, 2008, an increase as compared with 16.8 percent in the corresponding prior-year period. Charter and Maintenance contributed improved gross margins in this period, Charter gross margin increased to 16.4 percent of segment revenue in the three months ended June 30, 2008 as compared to 13.6 percent in the three months ended June 30, 2007. Maintenance gross margin increased to 35.5 percent of segment revenue in the three months ended June 30, 2008 as compared to 31.8 percent in the same period during the prior year. FBO, however, experienced a decline in gross margin to 20.6 percent of segment revenue for the 2008 three month period as compared to 27.2 percent in the three months ended June 30, 2007.

Gross margin as a percentage of total revenue was 17.2 percent for the six months ended June 30, 2008, an increase as compared with 15.2 percent in the corresponding prior-year period. Charter and Maintenance contributed improved gross margins in this period, Charter gross margin increased to 14.9 percent of segment revenue in the six months ended June 30, 2008 as compared to 12.4 percent in the six months ended June 30, 2007. Maintenance gross margin increased to 33.2 percent of segment revenue in the six months ended June 30, 2008 as compared to 22.4 percent during the same period in the prior year. FBO, however, experienced a decline in gross margin to 22.9 percent of segment revenue for the six month 2008 period as compared to 29.9 percent during the six months ended June 30, 2007.

A discussion of each segment’s revenue, margin and operating contribution follows.

Segment Analysis

Charter

Charter revenue increased by 2.2 percent for the three months ended June 30, 2008 as compared with the corresponding prior-year period. Charter revenue increased by 11.9 percent for the six months ended June 30, 2008 as compared with same time period in prior year. As indicated above, the higher cost of fuel and general economic conditions impacted the revenue results for the Charter segment. Charter activity was negatively affected by the cost of fuel, particularly in the smaller end of our fleet where fuel surcharges are a more significant component of the charter rate.

For the three months ended June 30, 2008, revenue associated with managed charter decreased 10.0 percent, revenue attributable to brokered charter increased 49.1 percent, management services revenue increased 5.8 percent, and miscellaneous revenue increased 237.6 percent as compared to the same period in the prior year. Revenue from the sale of fuel to chartered aircraft was essentially flat for the three months ended June 30, 2008 compared to the prior year’s period.

For the six months ended June 30, 2008, revenue associated with managed charter increased 9.3 percent, brokered charter revenue increased 2.9 percent, management services revenue increased 19.1 percent, fuel sales to charter aircraft increased 17.0 percent, and miscellaneous revenue increased 168.3 percent as compared to the same period in the prior year.

Charter gross margins increased to 16.4 percent of segment revenue in the three months ended June 30, 2008 as compared to 13.6 percent in the three months ended June 30, 2007. Charter gross margins increased to 14.9 percent of segment revenue in the six months ended June 30, 2008 as compared to 12.4 percent in the six months ended June 30, 2007.

Margin performance was positively impacted by a net commission on the sale of aircraft of $200,000 in the three months ended June 30, 2008, approximately $160,000 higher than commissions during the same period in 2007. Excluding this difference, gross margin would have been 14.7 percent and 14.2 percent for the three and six months ended June 30, 2008; still representing improved marginal performance as compared to 13.6 and 12.4 percent for the same periods in 2007. A beneficial shift of charter activity to higher margin aircraft was a factor in the improved margin in 2008 compared to the same periods in 2007.

Charter operating profit increased 3.6 percent and 43.5 percent for the three and six months ended June 30, 2008, respectively, as compared with the corresponding prior-year periods. Charter operating profit, as a percentage of segment revenue, was 3.2 and 3.7 percent for the three and six months ended June 30, 2008, respectively, as compared to 3.2 percent and 2.9 percent in the corresponding prior-year period.

Operating profit was driven by the improved gross margins plus the increase in revenue, which combined to offset an increase in operating expenses. In large part related to the addition of sales personnel, operating expenses for the Charter segment increased by $281,233 or 29.0 percent in the three months ended June 30, 2008 and by $571,724 or 31.6 percent in the six months ended June 30, 2008 as compared to the same periods in 2007. We believe that in coming quarters, the additional sales personnel added during the six months ended June 30, 2008 will yield positive revenue and gross margins to offset their respective incremental costs.

FBO

FBO revenue increased by 25.5 and 26.9 percent for the three and six months ended June 30, 2008, respectively, as compared with the corresponding prior-year periods. Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 32.2 percent and 35.1 percent in the three and six months ended June 30, 2008, respectively, as compared to the same periods in the prior year. This increase offset a revenue shortfall for our flight school (87.9 percent and 88.1 percent decreases for the respective periods) and the management of non-owned FBO facilities (10.7 percent and 26.4 percent decreases for the respective periods). Our flight school subsidiary was divested on September 30, 2007. See Note 3 to the consolidated financial statements included in Item 1 of this report. The 2008 revenue used for the flight school comparison is comprised of the aircraft leasing fees and facility lease charges, as discussed elsewhere in this report. The decrease in revenue associated with the management of non-owned FBO facilities was due to an anticipated reduction in contractual rates.

The increase in revenue for FBO was in part related to higher average fuel prices in the current three and six month periods as compared with the prior year period. We generally price our fuel products on a fixed dollar margin basis. As the cost of fuel rises, the corresponding customer price rises as well. If volume is constant, this methodology yields higher revenue but at lower gross margins. Gross margin, as a percentage of segment revenue, in the three and six months ended June 30, 2008, was 20.6 percent and 22.9 percent, respectively, as compared to 27.2 percent and 29.9 percent in the same prior year periods.

FBO operating profit increased 19.6 percent and 82.9 percent in the three and six months ended June 30, 2008, respectively, as compared with the three and six months ended June 30, 2007. Contribution from flight school-related lease income in the three and six months ended June 30, 2008 represented improvements of approximately $17,600 and $27,800, respectively, as compared to the operation of the flight school in the same periods in 2007. FBO operating profit, as a percentage of segment revenue, was 6.5 percent and 6.4 percent for the three and six months ended June 30, 2008 as compared with 6.8 percent and 4.4 percent in the corresponding prior-year periods.

In addition to the increase in revenue, operating profit was improved through lower levels of operating expenses, which offset the decrease in gross margin as described above. Operating expenses on an absolute basis were reduced by 13.3 percent and 17.4 percent in the three and six months ended June 30, 2008, respectively, as compared to the same periods in prior year. Operating expenses, as a percentage of segment revenue, in the three and six months ended June 30, 2008, were 14.1 and 16.6 percent, respectively, as compared to 20.4 and 25.4 percent in the same prior-year periods. Savings related to managerial headcount reductions in the six months ended June 30, 2007 were the driving factor behind the reductions on a year-over-year basis.

Maintenance

Maintenance revenue increased by 5.8 percent and 26.5 percent for the three and six months ended June 30, 2008, respectively, as compared with the corresponding prior year periods.

Maintenance segment operating income for the three and six months ended June 30, 2008 was $70,712 and $96,189, respectively, as compared to $108,743 and $8,244, respectively, during the corresponding prior-year periods. The increase in revenue combined with gross margins in the three and six months ended June 30, 2008 of 35.5 and 33.2 percent, respectively, as compared to 31.8 and 22.4 percent, respectively, in the same periods in the prior year period were the primary drivers of performance.

Management has focused significant energy and effort in the Maintenance segment to improve personnel, processes and procedures. As a result of these efforts, we were able to increase Maintenance revenue outside of our Charter fleet during the six months ended June 30, 2008. We believe that the results for the three and six months ended June 30, 2008 are representative of a trend of improved performance in future quarters.

Corporate Expense

Corporate expense was $507,407 and $986,410 for the three and six months ended June 30, 2008, respectively, representing increases of $103,537 and $241,843, respectively, as compared with the corresponding prior year periods. The increases in Corporate expense were largely driven by a combination of stock-based compensation expenses that were approximately $4,000 and $90,000, respectively, greater in the three and six months ended June 30, 2008 as compared to the same periods in 2007; and by the costs associated with our investor relations efforts, which were initiated in 2008, and represented approximately $52,000 and $85,000 in the three and six months ended June 30, 2008, respectively.

Selling, General and Administrative

Total selling, general and administrative (“SG&A”) expenses were $2,292,739 in the three months and $4,454,254 in the six months ended June 30, 2008, increases of $421,423 and $867,672, or 22.5 percent and 24.2 percent, respectively, as compared to the three and six months ended June 30, 2007. SG&A, as a percentage of total revenue, was 18.3 and 16.8 percent for the three and six months ended June 30, 2008, respectively, as compared with 15.8 and 15.5 percent in the corresponding prior-year periods. These increases are primarily attributable to the Charter segment and Corporate expense, as described above.

Depreciation and Amortization

Depreciation and amortization was $96,476 and $96,065 for the three months ended June 30, 2008 and 2007, respectively, and $195,502 and $195,290 for the six months ended June 30, 2008 and 2007.

Interest Income/Expense

Interest income for the three and six months ended June 30, 2008 was $3,311 and $12,328, respectively, as compared to $15,308 and $32,681 for the three and six months ended June 30, 2007. Interest expense for the three and six months ended June 30, 2008 was $6,011 and $12,010, respectively, as compared to $8,497 and $14,760 for the same periods in 2007.

Net Income Per Share

Net income for the three and six months ended June 30, 2008 was $11,580 and $114,768, respectively, as compared to net income of $128,645 and $3,790 for the three and six months ended June 30, 2007, respectively.

Basic and diluted net income per share for the three and six months ended June 30, 2008 and 2007 was $0.00.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash and cash equivalents, which totaled $2,018,892 at June 30, 2008. We had working capital of $1,275,661 and $961,045 at June 30, 2008 and December 31, 2007, respectively. We generated revenue of $26,486,215 for the six months ended June 30, 2008. Since inception, we have incurred, in the aggregate, net losses of $5,629,725 for the period January 17, 2003 (date of inception) through June 30, 2008. For the six months ended June 30, 2008, net cash used in operating activities was $119,610, net cash used in investing activities was $153,516 and net cash used in financing activities was $108,134.

We are continuing to implement our strategic business plan. During the six months ended June 30, 2008, our revenue and gross margins increased, which offset increased operating expenses and created a higher level of profitability. In early 2008, we took steps to increase our revenue by upgrading and enlarging our sales force, particularly as it relates to Charter.  A dedicated vice president of sales and marketing was added, along with additional charter sales personnel.  In July 2008, we introduced a new West Coast Division led by an veteran industry executive. The collective focus for these new personnel is to add additional managed aircraft and to create better utilization of our current fleet of managed aircraft by increasing the number of booked charter hours.  Further, our sales personnel are focused in geographically strategic markets where we have recently added managed aircraft and in which we believe opportunity exists for new aircraft and charter clients.  We anticipate that these sales people will recoup their respective compensation and expenses in additional revenue and gross margin during 2008.

Assuming there is no significant change to our business or general economic conditions, we believe that the current working capital, together with cash generated from operations, should be sufficient to meet our anticipated cash requirements, including capital expenditure requirements, for at least the next twelve months. We continue to evaluate opportunities both for additional debt or equity financing, as well as strategic acquisitions to accelerate our growth and market penetration efforts.

We acquired New World Jet Corporation (“NWJ”) on August 5, 2008. The acquisition required us to pay $120,000 in cash and to fund an initial working capital deficit of up to $250,000. We believe that this acquisition will be accretive to earnings within the next few quarters. Other than the initial payment and working capital funding, the transaction has been structured as an earn-out which we believe will enable payments under the earn-out to be funded from cash flow from NWJ. See Note 9 to the condensed consolidated financial statements included in this report.

During the six months ended June 30, 2008, we had a net decrease in cash and cash equivalents of $381,260. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2008, cash used in operating activities amounted to $119,610. This amount included an increase in operating cash related to net income of $114,768, depreciation and amortization charges of $195,502 and stock-based compensation expense of $246,923, totaling approximately $560,000. The increase was offset by a decrease of approximately $680,000 in operating assets and liabilities for the following items: (i) customer deposits decreased cash approximately $370,000 related to advance payments made in 2007 for charter flights that occurred in 2008; (ii) cash payments for prepaid expenses increased by approximately $40,000; and (iii) changes in accounts payable, accounts receivable, inventories and accrued expenses all resulted in a net decrease in cash of approximately $270,000.

Cash from Investing Activities

For the six months ended June 30, 2008, net cash used in investing activities was $153,516 and was attributable to the purchase of property and equipment of $41,516 offset by sale proceeds of $8,000 and a $120,000 deposit for the NWJ acquisition. For the six months ended June 30, 2007, net cash provided by investing activities was $132,760, attributable to the proceeds from the sale of property and equipment of $298,000 offset by the purchase of property and equipment of $165,240.

Cash from Financing Activities

For the six months ended June 30, 2008, net cash used in financing activities was $108,134, consisting of the repayment of notes payable. For the six months ended June 30, 2007, net cash used in financing activities was $143,048, consisting of the repayment of notes payable and the re-purchase of stock of $124,673 and $18,375, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Stock Based Compensation

We account for stock-based compensation in accordance with fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, entitled “Share Based Payment” (“FAS 123R”). Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. We recognize these compensation costs over the requisite service period of the award, which is generally the option vesting term or the duration of employment agreement. For the six months ended June 30, 2008 and 2007, we incurred stock based compensation of $246,923 and $161,110, respectively. Such amounts have been recorded as part of our SG&A expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2008, the unamortized fair value of the options totaled $218,293.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (SAS) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. This Statement is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. At this time, management is evaluating the application of this Statement but does not anticipate that the Statement will have a material effect on the Company’s results of operations or financial position.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS 161 and its impact on the consolidated financial statements has not yet been determined.

In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS 157 to the fair value measurement of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008.  We are currently evaluating the effect that the adoption of FSP 157-2 will have on our consolidated results of operations and financial condition, but we do not expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, we would be required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. We would also be required to present any net income allocable to non-controlling interests and net income attributable to our stockholders separately in our consolidated statements of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned business acquired us in the future.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS 159"), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. SFAS 159 also applies to eligible items existing at November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS 157 did not have a material impact on our financial statements.

FASB, the Emerging Issues Task Force and the Securities Exchange Commission have issued certain other accounting pronouncements and regulations as of June 30, 2008 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measures or disclosures had they been in effect during 2008 or 2007, and we do not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

▪	our ability to secure the additional debt or equity financing, if required, to execute our business plan;

▪	our ability to identify, negotiate and complete the acquisition of targeted operators, consistent with our business plan;

▪	existing or new competitors consolidating operators ahead of us;

▪	we may be unable to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy.

▪
the success of our investor relations program to create and sustain interest and liquidity in our stock, which is currently traded on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board System;

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk Factors” and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2008, there were no material changes to the quantitative and qualitative disclosures about market risks presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T - Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2008, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On June 19, 2008, FirstFlight held its Annual Meeting of Stockholders.

(b)
At our 2008 Annual Meeting of Stockholders, William R. Colaianni, John H. Dow, Donald Hecht, Thomas Iovino, Jeffrey B. Mendell, Ronald J. Ricciardi, Stephen B. Siegel, Alvin S. Trenk and William B. Wachtel were elected as directors.

The voting for each director reelected at the Annual Meeting of Stockholders was as follows:

Name	For	Withheld
William R. Colaianni	22,816,262	1,187,594
John H. Dow	22,837,762	1,166,094
Donald Hecht	22,837,762	1,166,094
Thomas Iovino	22,837,762	1,166,094
Jeffrey B. Mendell	22,837,762	1,166,094
Ronald J. Ricciardi	22,837,762	1,166,094
Stephen B. Siegel	22,837,762	1,166,094
Alvin S. Trenk	22,837,762	1,166,094
William B. Wachtel	22,837,762	1,166,094

(c)
At our 2008 Annual Meeting of Stockholders, stockholders also approved a possible reverse stock split of our common stock in an amount which our Board of Directors deems appropriate, to be not less than one-for-three and not more than one-for-ten, with the timing of the effectiveness of such reverse stock split to be at such time as our Board of Directors determines, but not later than June 15, 2009:

FOR	22,566,114
AGAINST	1,436,698
ABSTAINED	1,044
BROKER NON VOTES	0

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (principal executive officer).

32.1	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer (principal financial officer).

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstFlight, Inc.

Date: August 13, 2008	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
Vice Chairman of the Board

Date: August 13, 2008	By:	/s/ Keith P. Bleier
Keith P. Bleier,
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)