Form 10-Q
period 2008-09-30
FirstFlight, Inc.
filed 2008-11-19
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2008

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
Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of November 17, 2008, the registrant had 36,582,987 shares of its common stock, $0.001 par value, issued and outstanding.

ii

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$919,407	$2,400,152
Accounts receivable, net of allowance for doubtful accounts of $34,000 and $26,721, respectively	5,047,346	5,226,006
Inventories	475,790	324,314
Prepaid expenses and other current assets	637,407	472,750
Total current assets	7,079,950	8,423,222

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $488,223 and $361,577, respectively	1,135,623	1,169,316

OTHER ASSETS
Deposits	38,128	36,800
Intangible assets - trade names	420,000	420,000
Other intangible assets, net of accumulated amortization of $642,778 and $489,274, respectively	47,222	150,726
Goodwill	4,628,065	4,194,770
Total other assets	5,133,415	4,802,296
TOTAL ASSETS	$13,348,988	$14,394,834

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,021,479	$6,252,043
Customer deposits	172,864	532,397
Accrued expenses	662,339	551,074
Notes payable - current portion	125,502	126,663
Total current liabilities	6,982,184	7,462,177

LONG-TERM LIABILITIES
Notes payable - less current portion	185,211	296,788
Total liabilities	7,167,395	7,758,965

STOCKHOLDERS' EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 37,182,987 shares issued; 36,582,987 shares outstanding	37,183	36,583
Additional paid-in capital	19,175,701	18,825,760
Accumulated deficit	(13,031,291)	(12,226,474)
TOTAL STOCKHOLDERS' EQUITY	6,181,593	6,635,869

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,348,988	$14,394,834

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUE	$10,101,446	$11,951,363	$36,637,661	$35,057,168
COST OF SALES	8,139,501	9,928,437	30,107,012	29,518,846
GROSS PROFIT	1,961,945	2,022,926	6,530,649	5,538,322

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,869,831	1,876,433	7,314,585	5,455,243

OPERATING INCOME (LOSS)	(907,886)	146,493	(783,936)	83,079

OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	(8,249)	29,503	(17,749)	78,787
INTEREST INCOME	2,066	12,159	14,395	44,839
INTEREST EXPENSE	(5,517)	(8,077)	(17,527)	(22,837)

TOTAL OTHER INCOME (EXPENSE)	(11,700)	33,585	(20,881)	100,789

NET INCOME (LOSS)	$(919,586)	$180,078	$(804,817)	$183,868
Basic and Diluted Net Income (Loss) Per Common Share	$(0.03)	$0.00	$(0.02)	$0.01
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	36,582,987	36,582,987	36,582,987	36,586,086

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(804,817)	$183,868
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	292,470	292,075
Stock based compensation	350,541	280,580
Provision for doubtful accounts	7,279	—
Income from extinguishment of debt	—	(60,681)
(Gain) loss on sale of property and equipment	9,500	(70,031)
Changes in operating assets and liabilities:
Accounts receivable	256,409	(418,085)
Inventories	(151,476)	(29,887)
Prepaid expenses and other current assets	(93,956)	20,737
Accounts payable	(580,859)	671,828
Customer deposits	(360,861)	(137,907)
Accrued expenses	16,928	(175,478)
TOTAL ADJUSTMENTS	(254,025)	373,151

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,058,842)	557,019

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	8,000	298,000
Net cash paid from sale of subsidiary	—	(103,527)
Purchase of property and equipment	(92,468)	(189,560)
Purchase of New World Jet Corporation, net of cash acquired	(224,697)	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(309,165)	4,913

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(112,738)	(126,531)
Re-purchase of stock	-	(18,375)
NET CASH USED IN FINANCING ACTIVITIES	(112,738)	(144,906)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,480,745)	417,026

CASH AND CASH EQUIVALENTS– Beginning	2,400,152	1,181,870
CASH AND CASH EQUIVALENTS– Ending	$919,407	$1,598,896

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$17,527	$22,837
Income taxes	$13,829	$525

Non-cash investing and financing activities:
Cashless exercise of stock options	$—	$24
Expiration of put option	$—	$29,375

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of September 30, 2008 and its results of operations for the three and nine months ended September 30, 2008 and statements of cash flows for the nine months then ended not misleading have been included.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Going Concern & Management’s Liquidity Plans

As of September 30, 2008, the Company had cash and cash equivalents of $919,407 and working capital of $97,766. The Company generated revenue of $36,637,661 and net loss of $804,817 for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, net cash used in operating activities was $1,058,842, net cash used in investing activities was $309,165 and net cash used in financing activities was $112,738.

As discussed in Note 4, the Company acquired New World Jet Corporation (“NWJ”) on August 5, 2008. As a result of the acquisition the Company paid $120,000 in cash and agreed to fund an initial working capital deficit of up to $250,000. The Company believes that this acquisition will be accretive to earnings within the next few quarters. Other than the initial payment and working capital, the transaction has been structured on a contingent payment basis. The Company believes that this structure will enable payments to be funded from cash flow generated from NWJ operations. For the period from August 6, 2008 through September 30, 2008, NWJ operations resulted in an additional loss in the charter segment of approximately $174,000.

As a result of the Company’s expansion into the U.S. West Coast, additional losses incurred the charter segment during the third quarter were approximately $150,000. These start-up expenses resulted in the addition of one large cabin managed aircraft and management believes that this investment will provide positive results in the next few quarters.

As discussed in Note 11, the Company initiated operations at the Downtown Manhattan Heliport on November 1, 2008. Under the agreement, FirstFlight is responsible for a minimum annual guarantee of $1,200,000 in the first year of FirstFlight’s operation of the heliport. The Company has also agreed to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 in the first year of the Agreement and up to another $1,000,000 by the end of the fifth year of the agreement. The Company believes that earnings from the operation will be sufficient to satisfy the minimum annual guarantee.

On September 26, 2008, the Company completed a revolving line of credit agreement (the “Credit Facility”) with Five Star Bank (the “Bank”). The Credit Facility provides the Company with a $1,000,000 revolving line of credit with the Bank. Amounts outstanding under the Credit Facility will bear interest at a rate equal to the prime rate published in the Wall Street Journal form time to time minus 62.5 basis points. The Company is required to repay the Credit Facility on demand by the Bank. The Credit Facility is secured by all of the Company’s assets. As of November 19, 2008, the Company’s borrowing under this facility totaled $700,000.

The Company anticipates that it may need additional funds to meet operations, capital expenditures, existing commitments and scheduled payments on outstanding indebtedness for the next twelve month period. In the event that the Company can not raise additional funds or operations continue to decline, it may be unable to satisfy its obligations as they become due. If the Company were unable to repay the amounts under the Credit Facility, the Bank could proceed against the security granted to them to secure that indebtedness. The Company's assets may not be sufficient to repay in full the indebtedness under the Credit Facility. If the Company is unable to timely secure additional capital or to enter into an alternative business combination transaction the Bank may accelerate the Company's indebtedness, in which case the Company would may be unable to pay all of its liabilities and obligations when due.

Certain of these conditions raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company is continuing its evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of its obligations or a sale of some or all of its businesses. The Company and its advisors are actively working toward one or more such transactions that would address the decline in operating results and the Company’s capital structure, including its outstanding indebtedness. The Company cannot assure a successful undertaking in any such alternatives in the near term.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of FirstFlight, Inc. and its wholly-owned subsidiaries, FBO Air Wilkes-Barre, Inc. (“FBOWB”), FBO Air Garden City, Inc. (“FBOGC”), Airborne, Inc. (“Airborne”), Margeson & Associates, Inc. (“Margeson”), H24 Aviation Advisors, LLC (“H24”), FBO Air WB Leasing (“WB Leasing”), Tech Aviation Flight School (“TAFS”), JetEquity Solutions, LLC (“JetEquity”), New World Jet Acquisition Corporation. (“NWJAC”), and FirstFlight Heliports, LLC (“FFH”). All significant inter-company accounts and transactions have been eliminated in consolidation. On September 30, 2007, the Company sold all of the stock of TAFS, a wholly-owned subsidiary of FBOWB.

On April 15, 2008, the Company formed JetEquity as a wholly-owned subsidiary. JetEquity focuses on financial services for the sale and acquisition of aircraft for corporate aviation customers as well as for existing Company clients. Results for this subsidiary are recorded as part of the charter segment.

On July 22, 2008, the Company and a newly-formed wholly-owned subsidiary, NWJAC, and executed a Stock Purchase Agreement with Gold Jets LLC whereby NWJAC agreed to purchase all of the issued and outstanding capital stock of New World Jet Corporation from Gold Jets LLC. See Note 4.

On July 9, 2008, the Company formed FFH as a wholly-owned subsidiary. FFH was formed to operate the Downtown Manhattan Heliport via a concession agreement awarded to the Company by the City of New York. See Note 11.

Inventories
Inventories consist primarily of maintenance parts and aviation fuel and are stated at the lower of cost or market determined by the first-in, first out method.

Business Combinations
In accordance with business combination accounting, the Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values based on significant estimates and assumptions, especially with respect to intangible assets.  Management makes estimates of fair values based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies. Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from customer relationships and market position, as well as assumptions about the period of time the acquired trade names will continue to be used in the combined company's product portfolio; and discount rates. These estimates are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Net Income Per Common Share
Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008*	2007**	2008*	2007**

Weighted average common shares outstanding, basic	36,582,987	36,582,987	36,582,987	36,586,086
Common shares upon exercise of options	—	—	—	—
Common shares upon exercise of warrants	—	—	—	—

Weighted average common shares outstanding, diluted	36,582,987	36,582,987	36,582,987	36,586,086

* Potential common shares of 16,252,121 for the three and nine months ended September 30, 2008, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive. Excludes August 5, 2008 issuance of 600,00 shares of restricted stock, until such time this restriction lapses.

** Potential common shares of 13,327,121 for the three and nine months ended September 30, 2007, were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), entitled “Share-Based Payment” (“FAS 123R”), as adopted by the Financial Accounting Standards Board (“FASB”). Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three and nine months ended September 30, 2008, the Company incurred stock based compensation of $103,619 and $350,541, respectively, as compared to $119,470 and $280,580, respectively, for the three and nine months ended September 30, 2007. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2008, the unamortized fair value of the options and restricted stock totaled $509,146.

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

The fair value of each share-based payment award granted during the nine months ended September 30, 2008 was estimated using the Black-Scholes option pricing model with the following weighted average fair values:

For the Nine Months Ended September 30, 2008
Dividend yield	0%
Expected volatility	302%
Risk-free interest rate	3.14%
Expected lives	5.5 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the three and nine months ended September 30, 2008 was $0.33 and $0.37, respectively.

The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options, as defined in SAB No. 107.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reclassifications
Certain accounts in the prior period consolidated financial statements have been reclassified for comparison purposes to conform with the presentation of the current period consolidated financial statements. These classifications have no effect on the previously reported loss.

Recent Accounting Pronouncements
On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP).” The FSP clarifies the application of FASB Statement No. 157 in a market that is not active. The guidance is primarily focused on addressing how the reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs does not exist; how available observable inputs in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (“SAS”) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. The Company is currently evaluating the application of Statement No. 162 but does not anticipate that Statement No. 162 will have a material effect on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS No. 161 and its impact on the Company’s consolidated financial statements has not yet been determined.

In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) that defers the effective date of applying the provisions of SFAS No. 157 to the fair value measurement of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (or at least annually), until fiscal years beginning after November 15, 2008.  The Company is currently evaluating the effect that the adoption of FSP 157-2 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company would be required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned business acquired by the Company in the future.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"), to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

The FASB, the Emerging Issues Task Force and the Securities Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2008 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company’s financial accounting measures or disclosures had they been in effect during 2008 or 2007, and it does not believe that any of those pronouncements will have a significant impact on the Company’s consolidated financial statements at the time they become effective.

NOTE 4 – Acquisition of New World Jet Corporation

On July 22, 2008, the Company and a newly-formed wholly-owned subsidiary, NWJAC, executed a Stock Purchase Agreement with Gold Jets LLC whereby NWJAC agreed to purchase all of the issued and outstanding capital stock of New World Jet Corporation (“NWJC”) from Gold Jets LLC.  The acquisition occurred on August 5, 2008.  As part of the transaction, the Company made a cash payment of $120,000, incurred approximately $108,000 in transaction costs, assumed a working capital deficit as recorded on closing of up to $250,000, and agreed to future contingent post-closing payments tied to the performance of acquired aircraft.  Future contingent cash payments include 25 percent of net charter commissions, management fees, and maintenance coordination fees; 50 percent of the net proceeds on the sale of New World’s air carrier certificate; 33 percent of the initial year’s block charter commissions; and 25 percent of any aircraft transaction fees.  The Company also issued Gold Jets LLC a warrant to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The vesting of the warrants are contingent on having eight aircraft on the Company’s air carrier certificate at each measurement date. The Company is accounting for warrants under EITF 96-18 and these warrants will be measured at each vesting date. For the period August 6, 2008 through September 30, 2008, the Company incurred losses related to the acquisition of approximately $173,000.

All assets and liabilities of New World Jet Corporation have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. Identifiable intangible assets and goodwill related to the original purchase approximated $448,638. Identifiable intangible assets included customer relationships of $50,000 which are being amortized over an estimated useful life of three years. The amounts of these intangibles have been estimated based upon information available to management and are subject to change in the near term.

The following table details the allocation of the purchase price and cash payments made for the acquisition:

Fair Value
Cash	$4,245
Accounts receivable	85,027
Prepaid expenses	70,701
Equipment	30,305
Intangible assets – customer relationships	50,000
Goodwill	398,638
Accounts payable and accrued expenses	(409,973)
Total cash paid for acquisition	$228,943

The results of NWJ from August 6, 2008 through September 30, 2008 are reflected in the Company’s results for the period ended September 30, 2008.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to the Stock Purchase Agreement, the Company is required to make contingent payments based on future results. Those payments are required for a period of three years following the transaction consummation. At September 30, 2008, contingent cash payments were accrued totaling $34,657 for the period August 6, 2008 through September 30, 2008. These payments are charged to goodwill when incurred, therefore the cumulative goodwill for the NWJ transaction at September 30, 2008 totaled $433,295. The Company was not required to make any contingent payments related to warrants through September 30, 2008. Under the guidance of APB Opinion No. 16 and EITF Abstract Issue No. 95-8 contingent cash payments and warrant grants related to the acquisition are treated as an additional cost of the New World Jet transaction. Certain contingent payments which are considered compensation are expensed in the period incurred.  No such contingent compensation was incurred to date.

Proforma

The results of operations of NWJ are included in the Company’s consolidated operating results as of the date the business was acquired. The following unaudited pro forma results assume the acquisition occurred at the beginning of each period presented. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction set forth had occurred on the date indicated or what the Company’s results of operations will be in future periods.

The following table presents the unaudited pro forma combined results of operations of FirstFlight and NWJ as if the entity had been acquired at the beginning of applicable period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$10,314,568	$38,041,028	$38,041,028	$36,878,340

Pro-forma net income (loss) applicable to common stockholders	$(970,232)	$230,026	$(836,978)	$222,955

Pro-forma basic and diluted net income (loss) per common share	$(0.03)	$0.01	$(0.02)	$0.01
Weighted average of common shares outstanding – basic and diluted	36,582,987	36,582,987	36,582,987	36,586,086

The pro-forma combined results are not necessarily indicative of the results that actually would have occurred if the acquisition of NWJ had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results. The pro-forma does not include any contingent payments, which would have been charged to goodwill if incurred.

NOTE 5 - Inventories

Inventory consists primarily of maintenance parts and aviation fuel, which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of September 30, 2008 and December 31, 2007 is set forth in the following table:

	September 30, 2008	December 31, 2007
Parts inventory	$240,059	$156,192
Fuel inventory	227,234	163,703
Other inventory	8,497	4,419
Total inventory	$475,790	$324,314

Included in inventories are amounts held for third parties of $108,752 and $70,849 as of September 30, 2008 and December 31, 2007, respectively, with an offsetting liability included as part of accrued expenses.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 - Stockholders’ Equity

Stock Options
Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2008	2,385,000	$0.56
Granted	750,000	0.36
Exercised	—	—
Forfeited	—	—
Balance, September 30, 2008	3,135,000	$0.51

On January 19, 2008, under the terms of an employment agreement, the Company granted an employee a stock option to purchase 250,000 shares of the common stock at $0.40 per share, the closing price of the Company’s common stock on January 18, 2008. This option vests on January 19, 2009 and is exercisable until January 18, 2014. This option is valued at $99,970 and is being amortized over the two-year term of the employment agreement.

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

On September 15, 2008, under the terms of an employment agreement, the Company granted an employee a stock option to purchase 250,000 shares of the common stock at $0.29 per share, the closing price of the Company’s common stock on September 14, 2008.  The option vests on September 15, 2009 and is exercisable until September 14, 2014.  This option is valued at $72,491 and is being amortized over the remaining one-year term of the employment agreement.

A summary of the Company’s stock options outstanding and exercisable at September 30, 2008 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.29	250,000	5.96	—	$—
$0.33	250,000	4.96	250,000	$—
$0.36	350,000	3.86	175,000	$—
$0.39	250,000	3.50	250,000	$—
$0.40	1,000,000	3.48	500,000	$—
$0.50	250,000	2.50	250,000	$—
$0.51	160,000	0.58	160,000	$—
$0.60	275,000	3.68	275,000	$—
$0.64	100,000	2.17	100,000	$—
$1.60	250,000	1.50	250,000	$—

TOTALS	3,135,000		2,210,000	$—

Warrants
Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2008	11,117,121	$0.78
Granted	2,000,000	0.50
Exercised	—	—
Forfeited	—	—
Balance, September 30, 2008	13,117,121	$0.74

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On July 22, 2008, the Company issued a warrant to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  See Note 4.

A summary of the Company’s warrants outstanding and exercisable at September 30, 2008 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.50	2,000,000	4.85	—	$—
$0.60	6,092,121	1.58	6,092,121	$—
$1.00	5,025,000	2.92	5,025,000	$—

TOTALS	13,117,121		11,117,121	$—

Restricted Stock
On August 5, 2008, under the terms of a consulting agreement, the Company granted 600,000 shares of restricted stock in connection with the NWJ transaction.  The restricted stock vests ratably over three years, is valued at $222,000, and is being amortized over the three-year term of the consulting agreement.

NOTE 7 – Employment Agreements

On September 29, 2008, the Company appointed Gary Hart as its Chief Operating Officer and Senior Vice President.  The Company and Mr. Hart also entered into a two year Employment Agreement. Such employment agreement provided that Mr. Hart would receive an annual base salary of $200,000 and receive stock options to purchase an aggregate of 500,000 shares of the Company’s common stock, as follows: (i) 250,000 shares on the first anniversary date of the Employment Agreement; and (ii) 250,000 shares on the second anniversary date of the Employment Agreement. The price of each tranche of such stock option award shall be equal to the greater of: (i) the fair market value of the Company’s common stock as of the close of business on the day immediately preceding the grant date; or (ii) $0.60 per share. Each tranche of such stock option award shall vest one year following the date of grant and be exercisable for five years following vesting. As a result of the termination of Mr. Hart’s employment agreement, no such options were issued or have vested. Effective November 10, 2008, Mr. Hart’s employment agreement was terminated. Mr. Hart and the Company are currently negotiating a severance package.

NOTE 8 – Related Parties

The firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, the Company’s Chairman of the Board, is a managing partner of this firm. During the three and nine months ended September 30, 2008, the Company was billed approximately $30,000 and $100,000, respectively, for legal services. During the three and nine months ended September 30, 2007, the Company was billed approximately $45,000 and $135,000, respectively, for legal services. At September 30, 2008 and December 31, 2007, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $475,000 and $375,000, respectively, related to legal services provided by such firm.

The charter segment of the Company manages several aircraft owned by an entity in which Mr. Wachtel, Thomas Iovino and Stephen B. Siegel, each of whom is a Director of the Company, are members. During the three and nine months ended September 30, 2008, the Company recorded revenue of approximately $834,000 and $4,087,000, respectively, and expenses of approximately $738,000 and $3,641,000, respectively, related to the Company’s management of these aircraft. At September 30, 2008 the Company had recorded in accounts receivable a balance of approximately $604,000 from this entity. At December 31, 2007, the Company had recorded in accounts receivable a balance of approximately $172,000 from this entity. During the three and nine months ended September 30, 2007, the Company recorded revenue of approximately $1,853,000 and $4,861,000, respectively, and expenses of approximately $1,563,000 and $4,091,000, respectively, related to the management of aircraft owned by this entity.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 26, 2007, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a Director and the current President and Chief Executive Officer of the Company, and the other member is an employee of the Company. The terms of the lease provide for the payment of rent of $20,000 per month and a charge of $500 for each hour of aircraft use. The lease agreement, which is for a period of one year with automatic annual renewals, further provides that this aircraft will be managed by the Company through its charter segment, and through which the Company will retain 90% of the associated charter revenue. The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor. During the three and nine months ended September 30, 2008, the Company recorded revenue of approximately $65,000 and $214,000, respectively, and expenses of approximately $131,000 and $382,000, respectively, in conjunction with the lease of this aircraft. During the three and nine months ended September 30, 2007, the Company recorded revenue of approximately $77,000 and $259,000, respectively, and expenses of approximately $150,000 and $345,000, respectively, in conjunction with the lease of this aircraft.

NOTE 9 - Litigation

The Company had been engaged in a civil action entitled Raintree Express, Inc. v Tech Aviation, Inc. in which Raintree Express had made a claim against FBOWB of approximately $200,000 in compensatory damages in connection with disputed charges and expenses incurred by Raintree Express in the operation of an aircraft.  On May 21, 2008, the Company and Raintree Express entered into a Settlement Agreement whereby the Company paid Raintree Express $110,000 over a 120-day period ending September 20, 2008. The Company has accounted for this action in accordance with SFAS No. 5, “Accounting for Contingencies’. The Company made the final payment in September 2008.

NOTE 10 - Segment Data

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

The following tables summarize financial information about the Company’s business segments for the three and nine month periods ended September 30, 2008 and 2007:

Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Charter	$7,214,776	$9,685,743	$28,341,457	$28,524,578
FBO	1,912,662	1,568,465	5,582,490	4,460,691
Maintenance	974,008	697,155	2,713,714	2,071,899
Total revenue	$10,101,446	$11,951,363	$36,637,661	$35,057,168

Operating Results	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Charter operating profit (loss)	$(602,123)	$464,342	$178,102	$1,117,556
FBO operating profit	125,893	53,256	359,838	126,179
Maintenance operating profit (loss)	(3,466)	(3,544)	92,722	(56,300)
Segment operating profit (loss)	(479,696)	514,054	630,662	1,187,435
Corporate expense	(428,190)	(367,561)	(1,414,598)	(1,144,884)
Total operating profit (loss)	(907,886)	146,493	(783,936)	42,551
Other income, net	(8,249)	29,503	(17,749)	119,315
Interest income	2,066	12,159	14,395	44,839
Interest expense	(5,517)	(8,077)	(17,527)	(22,837)
Net income (loss)	$(919,586)	$180,078	$(804,817)	$183,868

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 11 – Subsequent Events

On October 7, 2008, the Company and the New York City Department of Small Business Services entered into a Concession Agreement (the “Agreement”). The Agreement provides FirstFlight with the exclusive right to operate the Downtown Manhattan Heliport (the “Heliport”), effective on November 1, 2008.   Under the Agreement, which has a ten year term, FirstFlight is responsible for all heliport operations and will pay the New York City Economic Development Corporation the greater of the Minimum Annual Guarantee (“MAG”) or the Percentage of Gross Receipts (collectively, the “Retention Payments”). The MAG shall be $1,200,000 in the first year of FirstFlight’s operation of the Heliport, and such guaranteed amount shall increase each year during the term of the Agreement to a MAG of approximately $1,700,000 in the final year of the Agreement. Percentage of Gross Receipts shall be paid at the rate of 18% of the first $5,000,000 of Gross Receipts (the “Base Receipts”). Additionally, the Percentage of Gross Receipts shall be increased to 25% of the amount in excess of the Base Receipts. Under the Agreement, FirstFlight has also agreed to make certain capital improvement and safety code compliance upgrades to the Heliport in the amount of $1,000,000 in the first year of the Agreement and up to another $1,000,000 by the end of the fifth year of the agreement.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated financial statements and related notes appearing elsewhere in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements," as well as those discussed elsewhere in this report.

OVERVIEW

FirstFlight, Inc. (“we”, “us”, “our”) is a Nevada corporation, the common stock, $0.001 par value (the “common stock”), of which is publicly traded on the over the counter bulletin board system under the symbol “FFLT.OB”. We act as a holding company for our operational aviation services subsidiaries. We have operations in the aircraft charter management (“Charter”), fixed base operations (“FBO”), and aircraft maintenances (“Maintenance”) segments of the general aviation industry.

Our business activities by segment are carried out at the following locations:

Location	Charter	FBO	Maintenance
Elmira, New York	X	Fuel sales to managed aircraft only	X
Wilkes-Barre, Pennsylvania	X	X	X
Garden City, Kansas		X
New York, NY		X (Downtown Manhattan Heliport)

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

The New York, New York facility became part of our company through the awarding of a concession agreement by the City of New York for us to operate the Downtown Manhattan Heliport. Details of the concession agreement are discussed in the FBO Segment Analysis below.

REVENUE AND OPERATING RESULTS

The following table summarizes our revenue and operating results by business segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2008	2007	2008	2007
Charter	$7,214,776	$9,685,743	$28,341,457	$28,524,578
FBO	1,912,662	1,568,465	5,582,490	4,460,691
Maintenance	974,008	697,155	2,713,714	2,071,899
Total revenue	$10,101,446	$11,951,363	$36,637,661	$35,057,168

	Three Months Ended September 30,		Nine months Ended September 30,
Operating Results	2008	2007	2008	2007
Charter operating profit (loss)	$(602,123)	$464,342	$178,102	$1,117,556
FBO operating profit	125,893	53,256	359,838	126,179
Maintenance operating profit (loss)	(3,466)	(3,544)	92,722	(56,300)
Segment operating profit (loss)	(479,696)	514,054	630,662	1,187,435
Corporate expense	(428,190)	(367,561)	(1,414,598)	(1,144,884)
Total operating profit (loss)	(907,886)	146,493	(783,936)	42,551
Other income, net	(8,249)	29,503	(17,749)	119,315
Interest income	2,066	12,159	14,395	44,839
Interest expense	(5,517)	(8,077)	(17,527)	(22,837)
Net income (loss)	$(919,586)	$180,078	$(804,817)	$183,868

Comparison of the three and nine months ended September 30, 2008 and 2007.

Revenue for the three months ended September 30, 2008 decreased 15.5 percent from revenue in the three months ended September 30, 2007. Charter generated approximately $7.2 million in revenue, a 25.5 percent decrease over Charter generated revenue in the same period in the prior year. FBO generated approximately $1.9 million in revenue, a 21.9 percent increase over FBO generated revenue in the same period in 2007. Maintenance generated approximately $1.0 million in revenue, a 39.7 percent increase over Maintenance generated revenue in the three months ended September 30, 2007.

Revenue for the nine months ended September 30, 2008 increased 4.5 percent from revenue in the nine months ended September 30, 2007. Charter generated approximately $28.3 million in revenue, a 0.6 percent decrease from Charter generated revenue in the same period in the prior year. FBO generated approximately $5.6 million, a 25.1 percent increase over FBO generated revenue in the same period in 2007. Maintenance generated approximately $2.7 million, a 31.0 percent increase over Maintenance generated revenue in the nine months ended September 30, 2007.

From a revenue standpoint, our results were impacted by worsening general economic conditions. In the three months ended September 30, 2008, the performance in Charter, our largest segment, was particularly impacted as demand for charter travel declined significantly on a year-over-year basis. In the FBO segment, however, higher average fuel costs translated to higher average retail prices and, therefore, we continued significant growth in FBO segment revenue. In the Maintenance segment, our generally higher level of activity explains another quarter of solid revenue increases.

Gross margin as a percentage of total revenue was 19.4 percent for the three months ended September 30, 2008, an increase as compared with 16.9 percent in the corresponding prior-year period. Charter and Maintenance contributed improved gross margins in this period. Charter gross margin increased to 18.1 percent of segment revenue in the three months ended September 30, 2008 as compared to 14.9 percent in the three months ended September 30, 2007. Maintenance gross margin increased to 25.2 percent of segment revenue in the three months ended September 30, 2008 as compared to 25.0 percent in the same period during the prior year. FBO, however, experienced a decline in gross margin to 21.5 percent of segment revenue for the 2008 three month period as compared to 25.9 percent in the three months ended September 30, 2007.

Gross margin as a percentage of total revenue was 17.8 percent for the nine months ended September 30, 2008, an increase as compared with 15.8 percent in the corresponding prior-year period. Charter and Maintenance contributed improved gross margins in this period, Charter gross margin increased to 15.7 percent of segment revenue in the nine months ended September 30, 2008 as compared to 13.3 percent in the nine months ended September 30, 2007. Maintenance gross margin increased to 30.3 percent of segment revenue in the nine months ended September 30, 2008 as compared to 23.3 percent during the same period in the prior year. FBO, however, experienced a decline in gross margin to 22.5 percent of segment revenue for the six month 2008 period as compared to 28.5 percent during the nine months ended September 30, 2007.

A discussion of each segment’s revenue, margin and operating contribution follows.

Segment Analysis

Charter

Charter revenue decreased by 25.5 percent for the three months ended September 30, 2008 as compared with the corresponding prior-year period. Charter revenue decreased by 0.6 percent for the nine months ended September 30, 2008 as compared with same time period in prior year. As indicated above, the general economic conditions impacted the revenue results for the Charter segment. We believe that this same trend impacted the entire charter industry. We are heartened by the fact that we added two additional aircraft to our fleet during the quarter, which we believe will be beneficial as conditions in the economy improve. We also believe that our acquisition of NWJ, discussed below, will result in increased revenue and gross margins in future quarters.

For the three months ended September 30, 2008, revenue associated with managed charter decreased 47.7 percent, revenue attributable to brokered charter increased 25.7 percent, management services revenue increased 9.6 percent, and miscellaneous revenue increased 1133.6 percent as compared to the same period in the prior year. Revenue from the sale of fuel to chartered aircraft decreased by 36.8 percent for the three months ended September 30, 2008 compared to the prior year’s period, as the reduction in managed charter directly impacts this line item. Revenue attributed to our acquisition of New World Jet represented 1.7 percent of total charter segment revenue for the three months ended September 30, 2008.

For the nine months ended September 30, 2008, revenue associated with managed charter decreased 9.1 percent, fuel sales to charter aircraft decreased 3.8 percent, brokered charter revenue increased 7.9 percent, management services revenue increased 15.7 percent, and miscellaneous revenue increased 88.9 percent as compared to the same period in the prior year. Revenue associated with New World Jet represented 0.4 percent of total charter segment revenue for the nine months ended September 30, 2008.

Charter gross margins increased to 18.1 percent of segment revenue in the three months ended September 30, 2008 as compared to 14.9 percent in the three months ended September 30, 2007. Charter gross margins increased to 15.7 percent of segment revenue in the nine months ended September 30, 2008 as compared to 13.3 percent in the nine months ended September 30, 2007.

Margin performance was positively impacted by commissions on the sale of aircraft of $250,000 in the nine months ended September 30, 2008, approximately $210,000 higher than commissions during the same period in 2007. Commissions increased in part due to the performance of JetEquity Solutions, our financial services subsidiary. Excluding this difference, gross margin would have been 15.1 percent for the nine months ended September 30, 2008; still representing improved marginal performance as compared to 13.1 percent for the same period in 2007. Higher margins in the management services component was a factor in the improved margin in 2008 compared to the same periods in 2007.

Charter swung to an operating loss of approximately $600,000 in the three months ended September 30, 2008 as compared to operating profit of approximately $460,000 in the same period in 2007. Charter operating profit in the nine months ended September 30, 2008 decreased by 84.1 percent as compared to the nine months ended September 30, 2007.

The operating loss for the three month period in 2008 was driven by reduced demand for charter activity along with an increase of 94.9 percent in operating expenses as compared to the three months ended September 30, 2007. Costs associated with New World Jet contributed 32.1 percent of the increase in operating expense, with the balance of such costs incurred as a result of investment in sales and operations infrastructure. The decline in operating profit for the nine month period ending September 30, 2008 as compared to the same period in 2007 was due to the same reasons. We believe that the additional sales personnel will yield positive revenue and gross margins as well as a more efficient process and higher level of client and customer service, which we expect will ultimately translate to greater profitability in future quarters.

FBO

FBO revenue increased by 21.9 and 25.1 percent for the three and nine months ended September 30, 2008, respectively, as compared with the corresponding prior-year periods. Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 29.1 percent and 33.0 percent in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in the prior year. This increase offset a revenue shortfall for our flight school (88.6 percent and 88.2 percent decreases for the respective periods) and the management of non-owned FBO facilities (flat for the three months ended September 30, 2008 and down decreasing 19.3 percent in the nine months ended September 30, 2008 as compared to those respective periods in 2007). Our flight school subsidiary was divested on September 30, 2007. The 2008 revenue used for the flight school comparison is comprised of the aircraft leasing fees and facility lease charges, as discussed elsewhere in this report. The decrease in revenue associated with the management of non-owned FBO facilities was due to an anticipated reduction in contractual rates.

The increase in revenue for FBO was related to a combination of higher volume along with higher average fuel prices in the current three and nine month periods as compared with the prior year periods. We generally price our fuel products on a fixed dollar margin basis. As the cost of fuel rises, the corresponding customer price rises as well. If volume is constant, this methodology yields higher revenue but at lower gross margins. Gross margin, as a percentage of segment revenue, in the three and nine months ended September 30, 2008, was 21.5 percent and 22.5 percent, respectively, as compared to 25.9 percent and 28.5 percent in the same prior year periods.

FBO operating profit increased 136.4 percent and 185.2 percent in the three and nine months ended September 30, 2008, respectively, as compared with the three and nine months ended September 30, 2007. Contribution from flight school-related lease income in the three and nine months ended September 30, 2008 represented improvements of approximately $13,000 and $41,000, respectively, as compared to the operation of the flight school in the same periods in 2007. FBO operating profit, as a percentage of segment revenue, was 6.6 percent and 6.4 percent for the three and nine months ended September 30, 2008 as compared with 3.4 percent and 2.8 percent in the corresponding prior-year periods.

In addition to the increase in revenue, operating profit was improved through lower levels of operating expenses, which offset the decrease in gross margin as described above. Operating expenses on an absolute basis decreased by 18.8 percent and 21.8 percent in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in prior year. Operating expenses, as a percentage of segment revenue, in the three and nine months ended September 30, 2008, were 15.0 and 16.0 percent, respectively, as compared to 22.5 and 25.6 percent in the same prior-year periods. Savings related to managerial headcount reductions in the nine months ended September 30, 2007 were the driving factor behind the reductions on a year-over-year basis.

Maintenance

Maintenance revenue increased by 39.7 percent and 31.0 percent for the three and nine months ended September 30, 2008, respectively, as compared with the corresponding prior year periods.

Maintenance segment operating loss for the three months ended September 30, 2008, was $3,466, essentially identical to an operating loss of $3,544 in the three months ended September 30, 2007. Maintenance segment operating income of $92,722 in the nine months ended September 30, 2008 represents an increase of $149,022 from an operating loss of $56,300 in the same time period in 2007.

Management has focused significant energy and effort in the Maintenance segment to improve personnel, processes and procedures. As a result of these efforts, we were able to increase Maintenance revenue outside of our Charter fleet during the nine months ended September 30, 2008. We believe that the results for the three and nine months ended September 30, 2008 are representative of a trend of improved performance in future quarters predicated on no declines in the overall fleet of managed aircraft.

Corporate Expense

Corporate expense was $428,190 and $1,414,598 for the three and nine months ended September 30, 2008, respectively, representing increases of $60,629 and $269,714, respectively, as compared with the corresponding prior year periods. The increase in the nine month period was largely driven by a combination of stock-based compensation expenses that were approximately $70,000 greater and by the costs associated with our investor relations efforts, which were initiated in 2008, and represented approximately $108,000 in the nine months ended September 30, 2008.

Selling, General and Administrative

Total selling, general and administrative (“SG&A”) expenses were $2,869,831 in the three months and $7,314,585 in the nine months ended September 30, 2008, increases of $993,398 and $1,859,342, or 52.9 percent and 34.1 percent, respectively, as compared to the three and nine months ended September 30, 2007. SG&A, as a percentage of total revenue, was 28.4 and 20.0 percent for the three and nine months ended September 30, 2008, respectively, as compared with approximately 15.7 percent in both corresponding prior-year periods. These increases are primarily attributable to the Charter segment and Corporate expense, as described above. Included in the expenses for the three months ended September 30, 2008 were $170,000 related to NWJC and approximately $150,000 related to the expansion on the West Coast.

Depreciation and Amortization

Depreciation and amortization was $96,968 and $96,785 for the three months ended September 30, 2008 and 2007, respectively, and $292,470 and $292,075 for the nine months ended September 30, 2008 and 2007.

Interest Income/Expense

Interest income for the three and nine months ended September 30, 2008 was $2,066 and $14,395, respectively, as compared to $12,159 and $44,839 for the three and nine months ended September 30, 2007. Interest income decreased as a result of a combination of lower interest rates and lower average daily balances. In 2007, we were also accruing interest on a note receivable that was retired at the end of 2007. As a result there was no corresponding interest during these 2008 periods. Interest expense for the three and nine months ended September 30, 2008 was $5,517 and $17,527, respectively, as compared to $8,077 and $22,837 for the same periods in 2007. Interest expense declined as a result of declining debt balances in 2008 as opposed to 2007.

Net Loss/Income Per Share

Net loss for the three and nine months ended September 30, 2008 was $919,586 and $804,817, respectively, as compared to net income of $180,078 and $183,868 for the three and nine months ended September 30, 2007, respectively.

Basic and diluted net loss per share for the three and nine months ended September 30, 2008 was $0.03 and $0.02, respectively, as compared to basic and diluted net income per share of $0.00 and $0.01, respectively for the same periods in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had cash and cash equivalents of $919,407 and working capital of $97,766. We generated revenue of $36,637,661 and net loss of $804,817 for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, net cash used in operating activities was $1,058,842, net cash used in investing activities was $309,165 and net cash used in financing activities was $112,738.

As discussed in Note 4, we acquired New World Jet Corporation (“NWJ”) on August 5, 2008. As a result of the acquisition we paid $120,000 in cash and agreed to fund an initial working capital deficit of up to $250,000. We believes that this acquisition will be accretive to earnings within the next few quarters. Other than the initial payment and working capital, the transaction has been structured on a contingent payment basis. We believe that this structure will enable payments to be funded from cash flow generated from NWJ operations. For the period from August 6, 2008 through September 30, 2008, NWJ operations resulted in an additional loss in the charter segment of approximately $174,000.

As a result of our expansion into the U.S. West Coast, additional losses incurred the charter segment during the third quarter were approximately $150,000. These start-up expenses resulted in the addition of one large cabin managed aircraft and management believes that this investment will provide positive results in the next few quarters.

As discussed in Note 11, we initiated operations at the Downtown Manhattan Heliport on November 1, 2008. Under the agreement, FirstFlight is responsible for a minimum annual guarantee of $1,200,000 in the first year of FirstFlight’s operation of the heliport. We also agreed to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 in the first year of the Agreement and up to another $1,000,000 by the end of the fifth year of the agreement. We believe that earnings from the operation will be sufficient to satisfy the minimum annual guarantee.

On September 26, 2008, we completed a revolving line of credit agreement (the “Credit Facility”) with Five Star Bank (the “Bank”). The Credit Facility provides us with a $1,000,000 revolving line of credit with the Bank. Amounts outstanding under the Credit Facility will bear interest at a rate equal to the prime rate published in the Wall Street Journal form time to time minus 62.5 basis points. We is required to repay the Credit Facility on demand by the Bank. The Credit Facility is secured by all of our assets. As of November 19, 2008, we had borrowings under this facility totaling $700,000.

We anticipate that we need additional funds to meet operations, capital expenditures, existing commitments and scheduled payments on outstanding indebtedness for the next twelve month period. In the event that we can not raise additional funds or operations continue to decline, it may be unable to satisfy its obligations as they become due. If we were unable to repay the amounts under the Credit Facility, the Bank could proceed against the security granted to them to secure that indebtedness. Our assets may not be sufficient to repay in full the indebtedness under the Credit Facility. If we are unable to timely secure additional capital or to enter into an alternative business combination transaction and the Bank accelerates our indebtedness, we may unable to pay all of its liabilities and obligations when due.

Certain of these conditions raise substantial doubt about our ability to continue as a going concern. Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are continuing an evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of its obligations or a sale of some or all of its businesses. We and our advisors are actively working toward one or more such transactions that would address the decline in operating results and our capital structure, including its outstanding indebtedness. We cannot assure a successful undertaking in any such alternatives in the near term.

During the nine months ended September 30, 2008, we had a net decrease in cash and cash equivalents of $1,480,775. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the nine months ended September 30, 2008, net cash used in operating activities was $1,058,842. This amount included a decrease in operating cash related to net loss of $804,817, additions for depreciation and amortization charges of $292,470 and stock-based compensation expense of $350,541. The increase in cash used in operating activities in 2008 was offset by a decrease of approximately $897,000 in operating assets and liabilities for the following items: (i) customer deposits decreased cash approximately $361,000 related to advance payments made in 2007 for charter flights that occurred in 2008; (ii) cash payments for prepaid expenses increased by approximately $94,000; and (iii) changes in accounts payable, accounts receivable, inventories and accrued expenses all resulted in a net decrease in cash of approximately $442,000. The primary sources of cash from operating activities in 2007 were from net income of $183,868, plus depreciation and amortization of $292,075 and stock-based compensation expense of $280,580. These totaled approximately $757,000. These increases were offset by a net decrease in operating assets and liabilities of approximately $200,000 for a total increase in cash of approximately $557,000.

Cash from Investing Activities

For the nine months ended September 30, 2008, net cash used in investing activities was $309,165 and was attributable to the purchase of property and equipment of $92,468 offset by sale proceeds of $8,000 and approximately $225,000 of cash payments in connection with the NWJ acquisition. For the nine months ended September 30, 2007, net cash provided by investing activities was $4,913 attributable to the proceeds from the sale of property and equipment of $298,000 offset by the purchase of property and equipment of $189,560 and the payments related to the sale of TAFS of $103,527.

Cash from Financing Activities

For the nine months ended September 30, 2008, net cash used in financing activities was $112,738, consisting of the repayment of notes payable. For the nine months ended September 30, 2007, net cash used in financing activities was $144,906, consisting of the repayment of notes payable and the re-purchase of stock of $126,531 and $18,375, respectively.

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

Option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The fair value of each share-based payment award granted during the period was estimated using the Black-Scholes option pricing model. See Note 3 to our consolidated financial statements included in Item 1 of this report.

Recent Accounting Pronouncements

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP).” The FSP clarifies the application of FASB Statement No. 157 in a market that is not active. The guidance is primarily focused on addressing how the reporting entity’s own assumptions should be considered when measuring fair value when relevant observable inputs does not exist; how available observable inputs in a market that is not active should be considered when measuring fair value; and how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. The adoption of FSP FAS 157-3 did not have a material impact on the our financial statements.

In May 2008, the FASB issued Statement No. 162 “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (“SAS”) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. At this time, management is evaluating the application of Statement No. 162 but does not anticipate that Statement No. 162 will have a material effect on the Company’s results of operations or financial position.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  At this time, management is evaluating the implications of SFAS No. 161 and its impact on the consolidated financial statements has not yet been determined.

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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, we would be required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. We would also be required to present any net income allocable to non-controlling interests and net income attributable to our stockholders separately in our consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 would have an impact on the presentation and disclosure of the non-controlling interests of any non wholly-owned business acquired us in the future.

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

In September 2006, the FASB issued SFAS No. 157.  This SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 157 did not have a material impact on our financial statements.

The FASB, the Emerging Issues Task Force and the Securities Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2008 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measures or disclosures had they been in effect during 2008 or 2007, and we do not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Risk Factors” in Item 1A of this report and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2008, there were no material changes to the quantitative and qualitative disclosures about market risks presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4T – Controls and Procedures

Disclosure of Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose required information in a timely manner and in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated by the SEC. Management, including our President and Chief Executive Officer (principal executive officer) and our Senior Vice President and Chief Financial Officer (principal financial officer), supervised and participated in such evaluation. Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded, based on such review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2008, there were no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Uncertainty and adverse changes in the general economic conditions of markets in which we participate may negatively affect our business.
Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. Adverse changes may occur as a result of soft global economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions in general. Our results of operations are sensitive to changes in general economic conditions that impact consumer spending, including discretionary spending for use of chartered aircraft. The economic turmoil that has arisen in the credit markets and in the housing markets has had an adverse effect on the U.S. and world economy, which may suppress discretionary spending and other consumer purchasing habits and, as a result, adversely affect our results of operations.

The Company anticipates that it may need additional funds to meet operations, capital expenditures, existing commitments and scheduled payments on outstanding indebtedness for the next twelve month period. In the event that the Company can not raise additional funds or operations continue to decline, it may be unable to satisfy its obligations as they become due. If the Company were unable to repay the amounts under the Credit Facility, the Bank could proceed against the security granted to them to secure that indebtedness. The Company's assets may not be sufficient to repay in full the indebtedness under the Credit Facility. If the Company is unable to timely secure additional capital or to enter into an alternative business combination transaction the Bank may accelerate the Company's indebtedness, in which case the Company would may be unable to pay all of its liabilities and obligations when due.

Certain of these conditions raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 5. Other Information

On September 29, 2008, the Company appointed Gary Hart as its Chief Operating Officer and Senior Vice President. Concurrently, the Company and Mr. Hart entered into a two year employment agreement. Effective November 10, 2008, Mr. Hart ceased to be an employee and officer of the Company. Effective November 10, 2008, Mr. Hart’s employment agreement was terminated. Mr. Hart and the Company are currently negotiating a severance package.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

10.1	Concession Agreement between FirstFlight, Inc. and the city of New York by and through New York City Department of Small Business Services dated October 7, 2008.

10.2	Revolving Line of Credit Agreement between FirstFlight, Inc. and Five Star Bank dated September 10, 2008.

10.3	Stock Purchase Agreement by and among FirstFlight, Inc., New World Jet Acquisition Corporation, Gold Jets, LLC, and Terrance P. Kelly dated July 22, 2008.

10.4	Amendment No. 1 to Stock Purchase Agreement by and among FirstFlight, Inc., New World Jet Acquisition Corporation, Gold Jets, LLC and Terrance P. Kelley dated August 5, 2008.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (principal executive officer).

32.1	Rule 13a-14(a)/15d-14(a) Certification of Senior Vice President and Chief Financial Officer (principal financial officer).

32.1	Section 1350 Certifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstFlight, Inc.

Date: November 18, 2008	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
Vice Chairman of the Board

Date: November 18, 2008	By:	/s/ Keith P. Bleier
Keith P. Bleier,
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)