Form 10-K
period 2008-12-31
FirstFlight, Inc.
filed 2009-04-16
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,539,878.

As of April 13, 2009, the Registrant had 33,764,453 shares of its Common Stock, $.001 par value, issued and outstanding.

Documents incorporated by reference: None

FIRSTFLIGHT, INC. AND SUBSIDIARIES
FORM 10-K

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THE ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION – FORWARD-LOOKING STATEMENTS” WITHIN THIS REPORT.

PART I

ITEM 1.  BUSINESS

General

FirstFlight, Inc. (“FirstFlight”), through its subsidiaries (FirstFlight and its subsidiaries collectively the “Company”, “we”, “us” and “our”), operates in the fixed base operation (“FBO”) segment of the general aviation industry.  An FBO provides ground-based services such as fueling and hangaring for general aviation, commercial, and military aircraft; aircraft maintenance, and other miscellaneous services.  We also provide consulting services for a non-owned FBO facility and serve as the operator of a heliport.

We were formed on January 17, 2003 (date of inception) as a proprietorship and were incorporated in Arizona on January 2, 2004.  We became a public company as a result of a reverse merger transaction on August 20, 2004 with Shadows Bend Development, Inc., an inactive public Nevada corporation which changed its name to FBO Air, Inc.  On December 13, 2006, we changed our name to FirstFlight, Inc.

Our business activities are carried out at the Wilkes-Barre/Scranton (Pennsylvania) International Airport, Garden City (Kansas) Regional Airport, Downtown Manhattan (New York) Heliport, and at Niagara Falls (New York) International Airport where we provide consulting services to the operator.

The Wilkes-Barre facility became part of our company as a result of our acquisition of Tech Aviation Service, Inc. (“Tech”) and the Garden City facility became part of our company as a result of our acquisition of the FBO assets of Central Plains Aviation, Inc. (“CPA”).

The New York heliport facility became part of our company through the awarding of a concession agreement by the City of New York to operate the Downtown Manhattan Heliport.  The business is operated through a subsidiary, FirstFlight Heliports, LLC (“FFH”).

Discontinued Operations

In March 2009, we completed the sale of our charter operations located in Elmira, New York under a plan which commenced in 2008.  This segment originally became part of our company through our fourth quarter acquisition of Airborne, Inc. (“Airborne”).  Management, with the authority to approve this transaction, committed to a plan to sell the charter operations in fourth quarter 2008.  Accordingly, the accompanying financial statements for all periods have been presented to reflect the accounting of discontinued operations for the divestiture of this subsidiary.

The Airborne sale was accomplished in the following manner:

On March 2, 2009, the Company entered into a Share Exchange Agreement with Airborne, John H. Dow, the former President and Chief Executive Officer of the Company, and Daphne Dow, pursuant to which the Company divested its ownership interest in Airborne.  Mr. Dow resigned from the Company immediately preceding this agreement.  Prior to the consummation of the Share Purchase Agreement, Airborne was a wholly-owned subsidiary of the Company. Airborne owns and operates an aircraft management and charter business.  Pursuant to the terms and conditions of the Share Exchange Agreement, Mr. and Mrs. Dow exchanged all of their 3,418,534 individually and jointly owned shares of Company Common Stock, valued at $239,297 on the date of the agreement, and all of their options and warrants to purchase 1,100,000 shares of Company Common Stock owned by them in exchange for all of the issued and outstanding shares of Common Stock in Airborne owned by the Company.   As a result of the consummation of the Share Exchange Agreement, Mr. and Mrs. Dow became the sole owners of Airborne.  Concurrent with the consummation of the Share Exchange Agreement, Airborne also assumed all pre- and post-closing rights and obligations of the Company under lease agreements for the Company’s IST Center and the Company’s 236 Sing Sing Road, Horseheads, New York location.  The Company did not obtain a third party valuation with respect to this transaction.

Immediately prior to entering into the Airborne Loan Agreement, EuroAmerican Investment Corp. (“EuroAmerican”) loaned the Company an aggregate of up to $750,000 for the purpose of funding the Airborne Loan Agreement discussed below.  The EuroAmerican loan is evidenced by a Promissory Note delivered by the Company to EuroAmerican with a maturity date of March 2, 2011.  The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  Two members of the Company’s Board of Directors, William B. Wachtel and Alvin S. Trenk, issued personal guarantees in connection with the EuroAmerican Loan.  Mr. Wachtel is a principal of EuroAmerican.

Simultaneous with the consummation of the Share Exchange, the Company made a non-interest bearing loan to Airborne of $750,000 pursuant to a Loan Agreement dated March 2, 2009 (the “Airborne Loan Agreement”).  Under the Airborne Loan Agreement, the Company made a commitment to loan Airborne an aggregate up to $750,000. $500,000 of such amount was loaned by the Company to Airborne on March 2, 2009, and the balance of which was loaned by the Company to Airborne on March 12, 2009 upon the satisfactory achievement by Airborne of certain agreed upon targets. Beginning on September 1, 2009 and continuing the first day of each month thereafter until July 31, 2015 Airborne shall the Company pay equal payments of $10,500 under the Airborne Loan Agreement. Beginning on August 1, 2015 and continuing the first day of each month thereafter the monthly payment by Airborne to the Company under the Airborne Loan Agreement shall be $8,000.  The Airborne Loan Agreement did not contain any personal guarantees from the shareholders of Airborne.  Balances due under the Airborne Loan Agreement are to be repaid from the cash flow of Airborne.  Due to uncertainties in the charter business, management is in the process of evaluating the collectability of this loan.  The Airborne Loan Agreement provides that in the event of a subsequent sale of Airborne or its assets, the proceeds of such sale shall be used first to repay the existing credit facility with Five Star Bank and next to repay any outstanding principal under the Airborne Loan Agreement.  In addition, the Airborne Loan Agreement provides that the Company will share a percentage of any remaining available sale proceeds, the amount of which will vary depending on the timing of a sale transaction.

Also on March 2, 2009, the Company, Airborne and Five Star Bank (“Five Star”) entered into a Loan Agreement (the “Five Star Loan Agreement”). Under the Five Star Loan Agreement, among other things, Five Star made a commitment to loan the Company and Airborne an aggregate of up to $1,000,000 on a demand line of credit basis.  The Five Star Bank Loan Agreement replaced the Company’s existing credit facility with Five Star (See Note 4). Approximately $1,000,000 was outstanding under the Five Star Loan Agreement and its predecessor credit facility as of December 31, 2008 and March 1, 2009. Airborne and the Company are jointly and severally responsible for the repayment of all outstanding borrowings under the Five Star Loan Agreement. Additional borrowings permitted to be made under the Five Star Loan Agreement may only be made by the Company. Interest on the outstanding principal amount under the Five Star Loan Agreement accrues at a variable rate equal to the Wall Street Journal prime rate then in effect from time to time plus 200 basis points, or 5.25% as of March 2, 2009. The Five Star Loan Agreement is evidenced by a Line of Credit Note, which is payable in equal, monthly interest-only payments unless demanded earlier by Five Star.  The Five Star Loan Agreement contains customary representations, warranties and financial covenants.  Borrowings under the Loan Agreement are secured by (i) a blanket security interest in all of the assets of the Company and Airborne, (ii) an unlimited guaranty from the subsidiaries of the Company and Airborne, and (iii) a limited personal guaranty from Mr. Dow and from Mr. Wachtel.

For the years ended December 31, 2008 and 2007, respectively, approximately $35,000,000 and $38,000,000 of revenue included in discontinued operations was part of the Company’s charter segment. The performance of the charter segment had declined significantly in recent quarters from a revenue and profitability standpoint and it was unclear if an improvement in performance could be implemented in any foreseeable timeframe.  The current and anticipated decline in charter segment performance created considerable cash flow pressure.  We believed that Airborne would require ongoing cash infusions in the near term in order to maintain operations and, in the absence of same, would imperil the company as a whole.  We also believed that such an infusion could be less if Airborne were operated independently than were it to remain part of FirstFlight.  Additionally, we believed that significant savings in corporate overhead could be implemented in the event that Airborne was divested.

Equally important in our decision to divest Airborne was a relative confidence in the ongoing FBO and heliport operations, which have resulted in higher gross margins than our charter operations.  The FBO business was our original focus and the performance of that business had proven stable.  Taken in conjunction with the introduction of our heliport operations in November 2008, the makings of a solid platform for growth were present.  In the final analysis, we believe the continuing operations of the Company provide us the best possible route to resumed profitability and ongoing growth.

This divesture eliminates our charter segment, one of three previously reported segments (together with FBO and maintenance).  The divestiture also has a significant impact on the maintenance segment by eliminating a substantial portion of maintenance services provided by the discontinued operations.  There remains a relatively minor maintenance business performed in conjunction with our FBO operation in Pennsylvania.  We believe that the previous reporting of our business in multiple segments was appropriate and provided a greater understanding of our disparate businesses at that time.  Given this divestiture and the resulting commonality in our continuing business, we no longer believe that reporting multiple segments is necessary.  Our Management Discussion & Analysis of Financial Condition and Results of Operation below describes the various components that make up and contribute to the performance of our FBO business.

The FBO segment of the industry is highly fragmented - populated by, according to the National Air Transportation Association (“NATA”), over 3,000 operators who serve customers at one or more of the over 3,000 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these companies are single location operators. NATA characterizes companies with operations at three or more airports as “chains.” An operation with FBOs in at least two distinctive regions of the country is considered a “national” chain while multiple locations within a single region are “regional” chains.  The results of operations from FFH will be reported in our FBO segment as heliport operations are essentially FBO for helicopters.

We believe the general aviation market has historically been somewhat cyclical, with revenue correlated with general U.S. economic conditions. Although not truly seasonal in nature, historically the spring and summer months tend to generate higher levels of revenue.  The recent softening of the global economy and tightening of the credit markets has impacted the private and general aviation marketplace in general and the operations of the Company specifically.

Suppliers and Raw Materials

          We obtain aviation fuel, component parts and other supplies from a variety of sources, generally from more than one supplier. Our suppliers and sources are based in the U.S. and other countries and we believe that our sources of materials are adequate for our needs for the foreseeable future. We do not believe the loss of any one supplier would have a material adverse effect on our business or results of operations. Our principal materials are aviation fuel and component parts. We generally purchase our materials on the open market, where certain commodities have fluctuated in price significantly in recent years. We have not experienced any significant shortage of our key materials.

Strategy

Our long-term strategy is to increase our sales through growth within our FBO operations.  To do so, we may expand our geographic reach and product offering through strategic acquisitions and improve market penetration within strategic markets.   We expect that any future acquisitions or product offerings would be a direct complement to our current FBO operations.

Marketing and Sales

We have made enhancements to the Company’s website that enable our sales force to more easily communicate with, and field requests from, both current and future clients.  We will continue to invest in modest improvements to our sales and marketing strategies to drive revenue growth.

Government Approvals

The aviation services that we provide are generally performed on municipal or other government owned real estate properties. Accordingly, at times we will need to obtain certain consents or approvals from those government entities in conjunction with our operations. There can be no assurance that we shall obtain such consents on favorable terms.

Government Regulation

We are subject to a variety of governmental laws and regulations that apply to companies in the general aviation industry.  These include compliance with the Federal Aviation Administration (“FAA”) rules and regulations and local, regional and national rules and regulations as they relate to environmental matters. We intend to comply with all government regulations. The adoption of new regulations could result in increased costs and have an adverse impact on our results of operations.  In the event we are unable to remain compliant with applicable rules and regulations, our business may be adversely affected.

Competition

The FBO segment of the aviation services industry, the vast majority of which are independent, single location operators, is competitive in both pricing and service due to the amount of flexibility for aircraft in transit to choose from a number of FBO options within a 200-300 mile radius. As we grow our business, we anticipate that our larger size will provide us with greater buying power from suppliers, and therefore provide us with lower costs.  Lower costs would allow for a more aggressive pricing policy against some competition. More importantly, we believe that the higher level of customer service offered in our facilities will allow us to draw additional aircraft and thus compete successfully against other FBOs of any size.

There can be no assurance that the Company will compete successfully in the highly competitive aviation industry.

Costs and Effects of Complying With Environmental Laws

We are subject to a variety of federal, state, and local environmental laws and regulations, including those governing health and safety requirements, the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We intend to comply with these laws and regulations, however, from time to time, our operations may not be in full compliance with the terms and conditions of our permits or licenses. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations generally are in material compliance with applicable environmental laws and requirements and that any non-compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and requirements have not been material.   The cost of compliance with environmental laws is considered a normal cost of operations.

Employees

As of December 31, 2008, we employed 134 persons, of whom 124 were employed on a full-time basis.  In the continuing operations, we employed 41 persons, of whom 29 were employed on a full-time basis, three of whom were executive officers of the Company; the balance are employed within our operations in New York, New Jersey, Pennsylvania, and Kansas.

ITEM 1A. RISK FACTORS

The following risk factors relate to our operations:

We may not be able to generate sufficient funds to sustain our operations through the next twelve months. Accordingly, the report from our independent registered public accounting firm included in the accompanying financial statements contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

Until March 31, 2005, we had no revenue. We have incurred net losses from continued and discontinued operations of approximately $10,650,000 for the period from January 17, 2003 (date of inception) through December 31, 2008.  We generated revenue from continuing operations of approximately $8,600,000 and net losses from continuing operations of approximately $1,024,000 for the year ended December 31, 2008.

As discussed later in this report, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has taken several steps to reduce the level of expenditures for corporate and functional operations by severing ties with several employees and instituting a salary reduction program for management.  Despite these steps, we may be unable to retain profitability on an ongoing basis despite our expectation that we will.

We may need additional funds to meet operations, capital expenditures, existing commitments and scheduled payments on outstanding indebtedness for the next twelve month period. If we, in conjunction with Airborne, were unable to repay the amounts due under the Five Star Loan Agreement, the bank could proceed against the security granted to them to secure that indebtedness. In addition, our assets may not be sufficient to repay in full the indebtedness under the Five Star Loan Agreement. If the bank were to demand payment of our indebtedness under the Five Star Loan Agreement, we may be unable to pay all of our liabilities and obligations when due.

Certain of these conditions raise substantial doubt about our ability to continue as a going concern. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may have a need for additional financing to expand our business.

Certain of the potential sellers with respect to the FBOs we may seek to acquire in the future may accept shares of our common stock or other securities as payment by us for the acquisition. However, we believe that it is likely that some may seek cash payments, whether paid at the closing or in post-closing installment payments. There can be no assurance that our operations will generate sufficient cash flow to meet these acquisition obligations. Accordingly, we anticipate the need to seek additional equity or debt financing to meet any cash requirements for acquisitions. Any such financing will be dependent on general market conditions and the stock market’s evaluation of our performance and potential. Accordingly, we can give no assurance that we will obtain such equity or debt financing and, even if we do, that the terms be satisfactory to us.

The continued threat of terrorist actions may result in less demand for private aviation and, as a result, our revenue may be adversely affected and we may not be able to continue successful operations.

Terrorist actions involving public and private aircraft may have a significant adverse impact on the Company. As a result of these actions, individuals and corporate customers may cease using private aircraft as a means of transportation. In this event, we would be unable to maintain sales and may be unable to continue our operations on a successful basis.

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

The FBO segment of the aviation services industry in which we operate is fiercely competitive.

We compete with national, regional, and local FBO operators. Many of our competitors have been in business longer than we have and may have greater financial resources available to them. Having greater financial resources will make it easier for these competitors to absorb higher fuel prices and other increases in expenses. In addition, these competitors might seek acquisitions in regions and markets competitive to us. Accordingly, we can give no assurance that we will be able to successfully compete in our industry.

Our business as an aviation services company is subject to extensive governmental regulation.

Aviation services companies are subject to extensive regulatory requirements that could result in significant costs. For example, the Federal Aviation Administration, from time to time, issues directives and other regulations relating to the management, maintenance and operation of aircraft and facilities.  Compliance with those requirements may cause us to incur significant expenditures.

Additional laws, regulations and charges have been proposed, from time to time, that could significantly increase the cost of our operations or reduce overall revenue. We cannot provide assurance that laws or regulations enacted in the future will not adversely affect our revenue and future profitability.

We must maintain and add key management and other personnel.

Our future success will be heavily dependent on the performance of our executive officers and managers. We have entered into employment agreements with certain of these individuals, including our President and Chief Executive Officer, Ronald J. Ricciardi.  Our growth and future success will depend, in large part, on the continued contributions of key individuals, as well as our ability to motivate and retain these personnel or hire other persons. In addition, our proposed plan of development will require an increase in management, sales, marketing and accounting/administrative personnel and an investment in development of our expertise by existing employees and management. Although we believe we will be able to hire and retain qualified personnel, we can give no assurance that we will be successful in obtaining, recruiting and retaining such personnel in sufficient numbers to increase revenue, attain profitability, or successfully implement our growth strategy.

We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses.

          We are subject to a variety of federal, state and local environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and cleanup contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. The Company intends to comply with these laws and regulations, however, from time to time, our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations generally are in material compliance with applicable environmental laws, requirements and permits and that any lapses in compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws, and requirements and permits have not been material; however, the operation our business entails risks in these areas, and a failure by us to comply with applicable environmental laws, regulations, or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

Continued extreme volatility and disruption in global financial markets could significantly impact our customers, weaken the markets we serve and harm our operations and financial performance.

          Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general. As widely reported, U.S. and global financial markets have been experiencing extreme disruption recently, including, among other things, concerns regarding the stability and viability of major financial institutions, the declining state of the housing markets, a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S. and global economies could remain significantly challenged in a recessionary state for an indeterminate period of time. While currently these conditions have not impaired our ability finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. In addition, the current tightening of credit in financial markets may adversely affect our customers’ spending habits and could result in a decrease in or cancellation of orders for our services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. These conditions would harm our business by adversely affecting our sales, results of operations, profitability, cash flows, financial condition and long-term anticipated growth rate.

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

The Securities and Exchange Commission (the “Commission”) has adopted a set of rules called the penny stock rules that regulate broker-dealers with respect to trading in securities with a bid price of less than $5.00. These rules do not apply to securities registered on certain national securities exchanges (including the Nasdaq Stock Market) or authorized for quotation on an automated quotation system sponsored by a registered pre-1990 securities association, provided that current price and volume information regarding transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with other information. The “penny stock” rules require that, prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser.  The broker-dealer must also receive the purchaser’s written agreement to the transaction. These disclosure requirements may reduce the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. If a market ever does develop for our common stock, as to which we can give no assurance, and it should remain subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares of our common stock.

Potential additional financings, the granting of additional options and possibly anti-dilution provisions in our warrants will further dilute our existing stockholders.

As of April 13, 2009, there were 33,764,453 shares outstanding. If all of the outstanding common stock purchase warrants and options were exercised, there would be 48,591,574 shares outstanding, an increase of over 44%.  Any further issuances due to additional equity financings or the granting of additional options or possibly the anti-dilution provisions in our warrants will further dilute our existing stockholders.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We intend to retain future earnings, if any, to fund our operations and to expand our business. Accordingly, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Our Board of Directors’ right to authorize additional shares of preferred stock could adversely impact the rights of holders of our common stock.

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

As of April 13, 2009, the executive officers and directors of FirstFlight and their family members and associates collectively could vote 7,465,419 shares or 22.1% of the 33,764,453 shares of the outstanding voting shares. Accordingly, and, because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of the directors of FirstFlight. The management of the Company is controlled by our board of directors, currently comprised of four independent directors, a director who is a managing partner of a law firm which provides legal services to the Company, a director who is related to a former executive officer and one executive officer/director.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of April 13, 2009, we lease office space at the following locations:

Location	Purpose	Space	Annual Rental	Expiration

101 Hangar Road Avoca, Pennsylvania	Pennsylvania service location of our FBO segment	24,000 square feet	$75,000	August 21, 2013

2145 S. Air Service Road, Garden City, Kansas	Kansas service location of our FBO segment	17,640 square feet	$18,600	March 31, 2015

As discussed in Note 19 to the consolidated financial statements, space occupied by the discontinued operations were under a lease with a related party.  The obligations under this lease was assumed by Airborne in connection with the divestiture.

We believe that our space is adequate and suitable for our immediate needs.  Additional hangar space may be required in the future.  No such definitive plans have been developed at the time of this Report.

            We have no current intention to invest in real estate, other than in connection with the acquisition of an aviation services property. While we may purchase the common stock of companies as a means of acquisition of that entity, we have no intent to passively hold or invest in the common stock of companies in these aviation businesses.

ITEM 3. LEGAL PROCEEDINGS

On November 20, 2008, an Article 78 proceeding in the Supreme Court of the State of New York, County of New York was initiated against New York City Economic Development Corporation, the City of New York Department of Small Business Services, Robert Walsh, in his capacity as Commissioner of the Department of Small Business Services, William C. Thompson, Jr., Comptroller of the City of New York, Office of the New York City Comptroller, The Honorable Mayor Bloomberg in his capacity as Mayor of the City of New York, by Petitioners Linden Airport Management Corporation and Paul P. Dudley, individually, objecting to the award of a concession for the Fixed-Base Operator for the Downtown Manhattan Heliport to FirstFlight, Inc.  Shortly thereafter, on November 20, 2008, FirstFlight was joined as a necessary party to the Article 78 proceeding.  The Petitioners allege that the selection process for awarding FirstFlight the concession, was arbitrary, capricious and an abuse of permitted discretion and made in violation of lawful procedure.  In relation to this allegation, Petitioners are seeking an annulment of the previous award of the concession and a new “Request for Proposals” process in order to award the concession to an entity other than FirstFlight.  Petitioners also allege a breach of public trust against the City of New York and damages of at least $1,000,000.  The Company’s legal representation believes that there is a high likelihood of success on the merits by FirstFlight.

In addition to the matters noted above, the Company is a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

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

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2007	$0.55	$0.30

June 30, 2007	$0.37	$0.31

September 30, 2007	$0.42	$0.28

December 31, 2007	$0.40	$0.27

March 31, 2008	$0.48	$0.32

June 30, 2008	$0.50	$0.33

September 30, 2008	$0.42	$0.20

December 31, 2008	$0.28	$0.06

Holders

As of April 13, 2009, there were approximately 620 holders of record of the Company’s common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks, and other fiduciaries.

Dividends

Since inception we have never declared or paid any cash dividends on our common stock.  We intend to retain future earnings to finance the growth and development of our business and future operations. Therefore, we do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

            The following table set forth certain information, as of December 31, 2008, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	$2,960,000	$0.393	4,540,000

Equity compensation plans not approved by security holders	350,000	$1.326	--
Total	3,310,000	$0.492	4,540,000

We received stockholder approval on December 12, 2006 for the FirstFlight, Inc. Stock Option Plan of 2005 which relates to 7,500,000 shares of our common stock.

Repurchases

In March 2007, FirstFlight re-purchased 25,000 shares for $18,375 in cash that had been issued in a settlement of litigation and for which the holder had a right to put the shares back to FirstFlight.  There were no repurchases of shares during the year ended December 31, 2008.

Recent Sales of Unregistered Securities

Information with respect to all equity securities sold by FirstFlight during the fiscal year ended December 31, 2008 which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), was previously reported on our Form 8-K filed on August 11, 2008, and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Report, including, without limitation, the statements under "General," "Marketing and Sales," "Liquidity and Capital Resources" and "Plan of Operation" are forward-looking statements. The Company cautions that forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. Important factors that could cause actual results to differ materially from those indicated in the forward-looking statements ("Cautionary Statements") include services and pricing, general economic conditions, new product development, the Company's ability to raise additional capital, the Company's ability to obtain the various approvals and permits for the acquisition and operation of FBOs and charter management operations and the other risk factors detailed from time to time in this report and other materials filed with the Commission.

All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Discontinued Operations

As discussed in Item 1 of this report above and Notes 2 and 19 of our consolidated financial statements, we completed the sale of our Airborne subsidiary on March 2, 2009 under a plan commenced in 2008.  We believe the discontinuation of the charter segment will allow us to focus our efforts on our FBO and heliport operations.  Pursuant to the Share Exchange Agreement between the Company and John and Daphne Dow, and the Loan Agreement between the Company and Airborne, we will continue to share in the benefit of Airborne’s success through principal payments, continuing payments after the retirement of principal, and participation in any future sale of Airborne.  Airborne generated revenue of approximately $38,300,000 and $40,500,000 for the years ended December 31, 2008 and 2007, respectively.  Airborne recognized operating losses of approximately $3,880,000, including a write-off of goodwill and intangibles of approximately $2,635,000, for the year ended December 31, 2008 and operating income of approximately $1,260,000 for the year ended December 31, 2007.

Under the Five Star Loan Agreement, Five Star retains a first lien against all of Airborne’s and FirstFlight’s assets.  Further, Airborne joins FirstFlight as joint and several guarantors of borrowings against the credit facility.  In the event of a sale of Airborne, Five Star shall receive the first distribution of any related proceeds in the full amount of any outstanding amount under the credit facility.

Summary Financial Information

The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this report.

Consolidated Statement of Operations Data:	Year Ended December 31, 2008	Year Ended December 31, 2007
(in thousands, except for share and per share data)
Revenue – continuing operations	$8,597	$6,657
Net income (loss) – continuing operations	$(1,024)	$(1,535)
Net income (loss) – discontinued operations	$(3,881)	$1,333
Net income (loss) per share – basic and diluted – continued operations	$(0.03)	$(0.03)
Net income (loss) per share – basic and diluted – discontinued operations	$(0.11)	$0.04
Net income (loss) per share – basic and diluted	$(0.14)	$0.01
Weighted average number of shares – basic and diluted	36,582,987	36,585,305

Balance Sheet Data: (in thousands)	December 31, 2008	December 31, 2007
Working capital (deficit)	$(756)	$961
Total assets – continuing operations	$4,962	$6,574
Total assets – held for sale	$5,363	$7,821
Total assets	$10,325	$14,395
Total liabilities – continuing operations	$1,970	$1,559
Total liabilities – associated with assets held for sale	$5,101	$6,200
Stockholders’ equity	$2,504	$6,636
Total liabilities and Stockholders’ equity	$10,325	$14,395

Management’s Discussion and Analysis of Financial Condition and Results of Operations

 This Management’s Discussion and Analysis of Results of Operations gives effect only to our continuing operations.

Comparison of the Years Ended December 31, 2008 and December 31, 2007.

REVENUE

Revenue increased by 29.1 percent to approximately $8,600,000 for the year ended December 31, 2008 as compared with corresponding prior-year period revenue of approximately $6,600,000.

Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 20.5 percent to approximately $6,660,000 in the year ended December 31, 2008 as compared to the same period in the prior year.  Revenue associated with the operation of the Downtown Manhattan Heliport (the “Heliport”), which was initiated on November 1, 2008, represented approximately $545,000 in the year ended December 31, 2008 against no comparable revenue in the prior year period.  Revenue associated with maintenance activities increased by 69.9 percent to approximately $1,270,000 as compared to the same period in the prior year.

These revenue increases offset a revenue decrease for our flight school (85.5 percent decrease for the year over year period) and the management of non-owned FBO facilities (down 15.2 percent in the year ended December 31, 2008 as compared to the same period in 2007).  Our flight school subsidiary was divested on December 31, 2007.  The 2008 revenue used for the flight school comparison is comprised of the aircraft leasing fees and facility lease charges, as discussed elsewhere in this report.  The decrease in revenue associated with the management of non-owned FBO facilities was due to an anticipated reduction in contractual rates.

The increase in revenue associated with the sale of jet fuel, aviation gasoline and related items was related to a combination of higher volume along with higher average fuel prices as compared with the prior year.  We generally price our fuel products on a fixed dollar margin basis.  As the cost of fuel rises, the corresponding customer price rises as well.  If volume is constant, this methodology yields higher revenue but at lower gross margins.

Revenue increases in maintenance were realized in both charges for labor services and for parts.  The primary reason for the increases in both categories was a generally higher level of activity associated with jet aircraft domiciled at the Pennsylvania facility.

GROSS PROFIT

Gross profit increased 32.5 percent to approximately $2,500,000 in the year ended December 31, 2008 as compared with the year ended December 31, 2007. Gross profit as a percent of revenue increased to 28.6 percent in the year ended December 31, 2008 as compared to 27.9 percent in the same period in the prior year.  The impact of the Heliport operation was a major factor in the increase in gross profit, producing approximately $545,000 in 2008 with no corresponding impact in 2007.  Presently, revenue generated by the Heliport has no corresponding offset from a cost of revenue standpoint.  In the absence of the Heliport, gross profit as a percent of revenue in the year ended 2008 would have been 23.7 percent.  The reduction in gross profit on this adjusted percent of revenue basis is attributable to generally higher average fuel cost as described above.

OPERATING EXPENSE

Selling, General and Administrative – FBO Operations

Selling, general and administrative (“SG&A”) expenses associated with our FBO operations were approximately $2,000,000 in the year ended December 31, 2008, an increase of approximately $466,000 or 30.0 percent as compared to the year ended December 31, 2007.  Without the introduction of the Heliport, SG&A associated with our FBO operations would have decreased by approximately $80,000.

SG&A associated with our FBO operations, as a percentage of revenue, was 23.4 percent for the year ended December 31, 2008 as compared with 23.3 percent in the corresponding prior year period.  Once again, the introduction of the Heliport was a major factor.  In the absence of the Heliport, SG&A associated with our FBO operations, as a percent of revenue, would have decreased to 18.2 percent of revenue; a more meaningful comparison to the 23.3 percent in the year ended December 31, 2007.

Selling, General and Administrative – Corporate Operations

Corporate expense was approximately $1,440,000 for the year ended December 31, 2008, representing an increase of approximately $131,000 as compared with the corresponding prior year period.   The increase was largely driven by a combination of stock-based compensation expenses that were approximately $30,000 greater and by the costs associated with our investor relations efforts, which were initiated during 2008, and represented approximately $109,000 for the year ended December 31, 2008.

The elimination of costs due to the resignation of our former Senior Vice President and Chief Financial Officer (see Note 15 to our consolidated financial statements) and our prior President and Chief Executive Officer (see Note 18 to our consolidated financial statements) will significantly decrease the level of corporate expenses in coming quarters.  Other individuals within the Company will absorb the responsibilities of these individuals.  Beyond these cost reductions, management intends to aggressively negotiate fees associated with professional support and anticipates that savings will be realized in 2009 as compared to 2008.

OPERATING INCOME (LOSS)

Operating loss from continuing operations decreased by 0.7 percent to approximately $994,000 in the year ended December 31, 2008 as compared to the same period in 2007.  In addition to the increase in revenue, operating losses were offset by a combination of lower levels of non-corporate operating expenses and increased gross margin, both of which are described above.

Depreciation and Amortization

Depreciation and amortization from continuing operations was approximately $132,000 and $143,000 for the year ended December 31, 2008 and 2007, respectively.

Interest Income/Expense

Interest income for the year ended December 31, 2008 was approximately $7,200 as compared to approximately $32,500 for the year ended December 31, 2007.  Interest income decreased as a result of a combination of lower average daily balances.  In 2007, we were also accruing interest on a note receivable that was retired at the end of 2007.  Interest expense for the year ended December 31, 2008 was approximately $20,100 as compared to approximately $29,200 for the same period in 2007.  Interest expense declined as a result of declining debt balances in 2008 as opposed to 2007.  We anticipate that interest costs will in increase in 2009 as a result of higher interest rates under our new Credit Facility.

Net Income/Loss Per Share

Net loss for the year ended December 31, 2008 was approximately $4,905,000 as compared to net income of approximately $184,000 for the year ended December 31, 2007.  The increase in net losses were as a result of the items discussed above plus the additional net loss of approximately $3,880,000 associated with discontinued operations, which included goodwill and intangible asset impairment charges of approximately $2,635,000.

Basic and diluted net loss per share for the year ended December 31, 2008 was $0.03 and $0.11 for continuing and discontinued operations, respectively, for a total net loss of $0.14 per share.  For the year ended December 31, 2007, we had basic and diluted net losses per share of $0.03 for continuing operations and basic and diluted net income of $0.04 per share for discontinued operations, for a total net income per share of $0.01.

LIQUIDITY AND CAPITAL RESOURCES

This liquidity and capital resources section gives effect only to continuing operations.

As of December 31, 2008, we had cash and cash equivalents of $322,098 and had a working capital deficit of $755,544. We generated revenue of approximately $8,600,000 and net loss of approximately $4,905,000 for the year ended December 31, 2008. For the year ended December 31, 2008, net cash used in operating activities was $2,121,727, net cash used in investing activities was $442,919 and net cash provided by financing activities was $1,632,783.

We initiated operations at the Heliport on November 1, 2008 pursuant to an agreement with the City of New York through the New York City Economic Development Corporation (the “Agreement”). Under the Agreement, FirstFlight is responsible for minimum annual guaranteed payments of $1,200,000 in the first year of FirstFlight’s operation of the Heliport. We also agreed to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 over the first two years of the Agreement and another $1,000,000 by the end of the fifth year of the Agreement. We believe that earnings from the operation will be sufficient to satisfy the minimum annual guarantee and we have secured a verbal commitment to fund the capital improvements as required.

On September 26, 2008, we completed a revolving line of credit agreement (the “Credit Facility”) with Five Star Bank (the “Bank”). The Credit Facility provides us with a $1,000,000 revolving line of credit with the Bank and is payable on demand. Amounts outstanding under the Credit Facility will bear interest at a rate equal to the prime rate published in the Wall Street Journal from time to time plus 200 basis points. The Credit Facility is secured by all of the Company’s assets as well as the assets of Airborne and Airborne is also an additional guarantor of the Credit Facility.  See Note 19 of our consolidated financial statements.

On March 2, 2009, in conjunction with the divestiture of Airborne, EuroAmerican Investment Corp. (“EuroAmerican”) loaned the Company $750,000, the proceeds of which were used to fund the Company’s loan commitment obligations to Airborne.  The EuroAmerican loan is evidenced by a Promissory Note delivered by the Company to EuroAmerican with a maturity date of March 2, 2011.  The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  Two members of the Company’s board of directors, William B. Wachtel and Alvin S. Trenk, issued personal guarantees in connection with the EuroAmerican loan.  Mr. Wachtel is a principal of EuroAmerican.

The combination of the divestiture of Airborne and other steps will have a significant impact on our cost of corporate operations.  The exit of our former President and Chief Executive Officer via the Airborne divestiture combined with the prior departure of our Senior Vice President and Chief Financial Officer will yield annual compensation savings of over $525,000.

During the year ended December 31, 2008, we had a net decrease in cash and cash equivalents of $927,617. Our sources and uses of funds from continuing and discontinued operations during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2008, net cash used in operating activities was $2,121,727. This amount included a decrease in operating cash related to net loss of $4,905,415 and additions for the following items: (i) depreciation and amortization, $345,131; (ii) impairment of goodwill and intangible assets, $2,634,663; (iii) issuance of restricted stock under a consulting agreement, $222,000; (iv) warrant issued in connection with the acquisition of New World Jet Corporation, $137,390; and (v) stock-based compensation expense, $414,555.  The increase in cash used in operating activities in 2008 was offset by a decrease of approximately $992,000 in operating assets and liabilities for the following items: (i) customer deposits decreased cash approximately $433,000 related to advance payments made in 2007 for charter flights that occurred in 2008; (ii) cash payments for prepaid expenses increased by approximately $137,000; and (iii) changes in accounts payable, accounts receivable, inventories and accrued expenses all resulted in a net decrease in cash of approximately $414,000.  For the year ended December 31, 2007, net cash provided by operating activities was $1,483,555.  The primary sources of cash from operating activities in 2007 were from net income of $184,454, plus depreciation and amortization of $390,165; stock-based compensation expense of $415,782; and impairment for collection of note receivable of $150,000.  These increases were impacted by a net increase in operating assets and liabilities of approximately $465,000 comprised of increases in accounts payable ($624,637), customer deposits ($248,456), and accrued expenses (56,100) offset by decreases in accounts receivable ($153,799), inventories ($133,553), prepaid expenses ($166,827), and deposits ($10,300).

Cash from Investing Activities

For the year ended December 31, 2008, net cash used in investing activities was $442,919 and was attributable to the purchase of property and equipment of $221,976 offset by sale proceeds of $8,000 and approximately $225,000 of cash payments in connection with the acquisition of New World Jet Corporation as described in Note 7 to our consolidated financial statements.  For 2007, net cash used in investing activities was $93,140 attributable to the proceeds from the sale of property and equipment of $329,184 offset by the purchase of property and equipment of $318,797 and the payments related to the sale of TAFS of $103,527.

Cash from Financing Activities

For the year ended December 31, 2008, net cash provided by financing activities was $1,632,783, consisting of the proceeds from a line of credit of $1,000,000 and capital contribution to the Heliport of $749,847, offset by repayment of notes payable of $117,064.  For 2007, net cash used in financing activities was $172,133, consisting of the repayment of notes payable and the re-purchase of stock of $153,758 and $18,375, respectively.

Going Concern

We may need additional funds to meet operations, capital expenditures, existing commitments and scheduled payments on outstanding indebtedness for the next twelve month period. If we, in conjunction with Airborne as described above, were unable to repay the amounts under the Credit Facility, the Bank could proceed against the security granted to them to secure that indebtedness. Our assets may not be sufficient to repay in full the indebtedness under the Credit Facility. If the Bank were to demand payment of our indebtedness under the Credit Facility, we may be unable to pay all of our liabilities and obligations when due.

These conditions raise substantial doubt about our ability to continue as a going concern. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of our Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable
            We extend credit to large and mid-size companies for aviation services. The Company has concentrations of credit risk in its continuing operations in that 60.6% of the balance of accounts receivable at December 31, 2008 is made up of only five customers. At December 31, 2008, accounts receivable from our largest account amounted to approximately $146,000 (24.1%). The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers.

Goodwill and Intangible Assets
            The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with the Company's acquisitions amounting to $2,368,284 related to continuing operations. The Company has determined that there is no impairment of goodwill for continuing operations at December 31, 2008 and 2007. Intangible assets continue to be amortized over their estimated useful lives.  The Company performed an analysis of its goodwill and intangible assets with SFAS No. 142 as of December 31, 2008, and determined that an impairment charge of $2,634,663 was necessary and has recorded this charge to discontinued operations.

In accordance with the requirements of SFAS 141, the Company recognized certain intangible assets acquired, primarily goodwill, trade names, non-compete agreements and customer relationships.  In accordance with the provisions of SFAS 142, on a regular basis, the Company performs impairment analysis of the carrying value of goodwill and certain other intangible assets.

Income Taxes
The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to utilize its net operating loss (“NOL”) carry-forwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

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

Stock Based Compensation
We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), entitled “Share-Based Payment” (“SFAS 123R”), as adopted by the FASB. Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs over the requisite service period of the award, which is generally the option vesting term.

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

We account for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options, as defined in SAB No. 107.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of determining the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We are currently in the process of evaluating the impact of the adoption of EITF 07-5 on our results of operations and financial condition.

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The current hierarchy of generally accepted accounting principles is set forth in the American Institute of Certified Accountants (AICPA) Statement of Auditing Standards (“SAS”) No. 69, “The meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Statement No. 162 is intended to improve financial reporting by identifying a consistent framework or hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. Statement No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Oversight Board Auditing amendments to SAS 69. At this time, management is evaluating the application of Statement No. 162, but does not anticipate that Statement No. 162 will have a material effect on the Company’s results of operations or financial position.

 In April 2008, the FASB issued FSP No. FAS 142-3, which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively. Early adoption is prohibited.  The Company has not completed its analysis of the potential impact of FSP No. 142-3, but does not believe the adoption will have a material impact on the Company's financial condition, results of operations, or cash flows.

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

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have one revolving loan for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest. At December 31, 2008 and 2007, there was $1,000,000 and $0, respectively, outstanding under this revolving credit facility.

ITEM 8. FINANCIAL STATEMENTS

Our consolidated financial statements and the related notes to the consolidated financial statements called for by this item appear under the caption “Table of Contents to Consolidated Financial Statements” beginning on page F-1 attached hereto of this Annual Report on Form 10-K.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2

Consolidated Statements of Operations For the Years Ended December 31, 2008 and 2007	F-3

Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2008 and 2007	F-4

Consolidated Statements of Cash Flows For the Years Ended December 31, 2008 and 2007	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
FirstFlight, Inc.

We have audited the accompanying consolidated balance sheets of FirstFlight, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FirstFlight, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 4, the Company has incurred significant operating losses and may need to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP

New York, NY
April 14, 2009

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$322,098	$744,629
Accounts receivable	605,356	318,099
Inventories	229,699	220,772
Prepaid expenses and other current assets	156,898	128,526
Assets held for sale	4,861,941	7,011,197
Total current assets	6,175,992	8,423,223

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $382,592 and $275,533, respectively	751,730	859,717

OTHER ASSETS
Deposits	427,780	—
Assets held for sale	501,532	2,636,016
Intangible assets - trade names	100,000	100,000
Other intangible assets, net of
accumulated amortization of $50,000 and $42,405, respectively	—	7,595
Goodwill	2,368,284	2,368,284
Total other assets	3,397,596	5,111,895
TOTAL ASSETS	$10,325,318	$14,394,835

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$274,869	$692,996
Customer deposits	143,054	181,233
Line of credit	1,000,000	—
Accrued expenses	286,720	304,045
Notes payable – current portion	125,929	84,105
Liabilities associated with assets held for sale	5,100,964	6,199,801
Total current liabilities	6,931,536	7,462,180

LONG-TERM LIABILITIES
Notes payable - less current portion	139,535	296,788
Total liabilities	7,071,071	7,758,968

MINORITY INTEREST	749,848	—

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000;
37,182,987 shares issued and 36,582,987 shares outstanding in 2008; 36,582,987 shares issued and outstanding in 2007	37,183	36,583
Additional paid-in capital	19,599,504	18,825,759
Accumulated deficit	(17,131,888)	(12,226,476)
TOTAL STOCKHOLDERS’ EQUITY	2,504,399	6,635,868
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,325,318	$14,394,835

See accompanying notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007

REVENUE	$8,596,750	$6,656,591
COST OF REVENUES	6,133,280	4,798,842
GROSS PROFIT	2,463,470	1,857,749

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,457,224	2,858,377

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	(993,754)	(1,000,628)

OTHER INCOME (EXPENSE)
OTHER (EXPENSE), net	(17,749)	(151,167)
INTEREST INCOME	7,151	32,553
INTEREST EXPENSE	(20,075)	(29,188)

TOTAL OTHER INCOME (EXPENSE)	(30,673)	(147,802)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,024,427)	(1,148,430)

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(3,880,995)	1,332,884

NET INCOME (LOSS)	$(4,905,415)	$184,454

Net income (loss) per Common Share
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	(0.11)	0.04
Total Basic and Diluted Net Income (Loss) Per Common Share	$(0.14)	$0.01

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	36,582,987	36,585,305

See accompanying notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2008 and 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE – January 1, 2007	36,583,793	$36,584	$18,398,976	$(12,410,932)	$6,024,632

Common stock issued in connection with the cashless exercise of stock options	24,194	24	(24)	—	—

Common stock repurchased in connection with the settlement of obligation	(25,000)	(25)	(18,350)	—	(18,375)

Common stock issued in connection with the settlement of obligation	—	—	29,375	—	29,375

Amortization of stock based compensation	—	—	415,782	—	415,782

Net income	—	—	—	184,454	184,454

BALANCE – December 31, 2007	36,582,987	36,583	18,825,759	(12,226,476)	6,635,868

Amortization of stock based compensation	—	—	414,555	—	414,555

Issuance of restricted stock under consulting agreement	600,000	600	221,400	—	222,000

Warrant issued in connection with acquisition of New World Jet Corporation	—	—	137,390	—	137,390

Net loss	—	—	—	(4,905,415)	(4,905,415)

BALANCE – December 31, 2008	37,182,987	37,183	$19,599,504	$(17,131,888)	$2,504,399

See accompanying notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,905,415)	$184,454
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	345,131	390,165
Amortization of debt discount	—	25,262
Impairment of goodwill and intangible assets	2,634,663	—
(Gain) loss on sale of property and equipment	14,500	(56,638)
Gain on sale of subsidiary	—	(29,503)
Stock based compensation	414,555	415,782
Issuance of restricted stock under consulting agreement	222,000	—
Warrant issued in connection with acquisition of New World Jet Corporation	137,390	—
Provision for doubtful accounts	7,279	—
Income from extinguishment of debt	—	(60,681)
Impairment for collection of note receivable	—	150,000
Changes in operating assets and liabilities:
Accounts receivable	1,408,805	(153,799)
Inventories	(77,566)	(133,553)
Prepaid expenses and other current assets	136,824	(166,827)
Deposits	(432,605)	(10,300)
Accounts payable	(1,533,525)	624,637
Customer deposits	(282,539)	248,456
Accrued expenses	(211,224)	56,100
TOTAL ADJUSTMENTS	2,783,688	1,299,101

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,121,727)	1,483,555

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	8,000	329,184
Net cash paid from sale of subsidiary	—	(103,527)
Purchase of New World Jet Corporation	(228,943)
Purchase of property and equipment	(217,730)	(318,797)
NET CASH USED IN INVESTING ACTIVITIES	(438,673)	(93,140)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(117,064)	(153,758)
Proceeds from line of credit	1,000,000	—
Proceeds from sale of minority interest in subsidiary	749,847	—
Repurchase of stock	—	(18,375)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,632,783	(172,133)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(927,617)	1,218,282

CASH AND CASH EQUIVALENTS – Beginning	2,400,152	1,181,870
CASH AND CASH EQUIVALENTS – Ending	$1,472,535	$2,400,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$27,551	$30,530
Income taxes	$13,829	$525

Non-cash investing and financing activities:
Cashless exercise of stock options	$—	$24
Purchase of equipment under capital lease or debt obligation	—	15,000
Expiration of put option	$—	$29,375

Sale of Subsidiary
Net liabilities	$—	(133,030)
Gain on sale	—	29,503
Net cash paid	—	(103,527)

See accompanying notes to consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - Nature of Operations

FirstFlight, Inc. (“FirstFlight”), through its subsidiaries (collectively the “Company”), operates in the fixed base operation (FBO) segment of the general aviation industry.  An FBO provides ground-based services such as fueling and hangaring for general aviation, commercial, and military aircraft; aircraft maintenance, and other miscellaneous services.  The Company also provides consulting services for a non-owned FBO facility and serves as the operator of a heliport.

FBO Air Wilkes-Barre (“FBOWB”), a wholly-owned subsidiary, provides FBO services in Avoca, Pennsylvania.  FBO Air Garden City (“FBOGC”), a wholly-owned subsidiary provides FBO services in Garden City, Kansas.

On July 22, 2008, the Company and a newly-formed wholly-owned subsidiary, New World Jet Acquisition Corporation (“NWJAC”), and executed a Stock Purchase Agreement with Gold Jets LLC whereby NWJAC agreed to purchase all of the issued and outstanding capital stock of New World Jet Corporation from Gold Jets LLC.  See Note 7.

On July 9, 2008, the Company formed FirstFlight Heliports, LLC (“FFH”) as a subsidiary to operate the Downtown Manhattan Heliport via a concession agreement awarded to the Company by the City of New York.

NOTE 2 – Discontinued Operations – Related Party Transaction

A wholly-owned subsidiary of the Company located in Elmira, New York, Airborne, Inc. (“Airborne”), was sold on March 2, 2009 under a plan commenced in 2008.  Management, with the authority to approve this transaction, committed to a plan to sell the charter operations in fourth quarter 2008.  Accordingly, the accompanying financial statements for all periods have been presented to reflect the accounting of discontinued operations for the divestiture of this subsidiary. Also included in the sale are Margeson & Associates (“M&A”) and New World Jet Corporation (“NWJC”).  Discontinued operations had revenue of approximately $38,300,000 and $40,500,000 for the years ended December 31, 2008 and 2007, respectively.  Discontinued operations had operating losses of approximately $3,880,000, including the write-off of goodwill and intangibles of approximately $2,635,000, for the year ended December 31, 2008 and operating income of approximately $1,260,000 for the year ended December 31, 2007.  See Note 19.

For the years ended December 31, 2008 and 2007, respectively, approximately $35,000,000 and $38,000,000 of revenue included in discontinued operations was part of the Company’s charter segment. The performance of the charter segment had declined significantly in recent quarters from a revenue and profitability standpoint and the Company believed it was unclear if an improvement in performance could be implemented in the near term.  Management has indicated that the current and anticipated decline in charter segment performance created considerable pressure on the cash flow of the Company as whole.  The Company believed that Airborne would require ongoing cash infusions in the near term in order to maintain operations and, in the absence of same, would imperil the company as a whole.  Management also believed that such an infusion could be less if Airborne were operated independently than were it to remain part of FirstFlight.  Additionally, the
Company believed that significant savings in corporate overhead could be implemented in the event that Airborne was divested.

The Airborne sale was accomplished in the following manner:

On March 2, 2009, the Company entered into a Share Exchange Agreement with Airborne, John H. Dow, the former President and Chief Executive Officer of the Company, and Daphne Dow, pursuant to which the Company divested its ownership interest in Airborne.  Mr. Dow resigned from the Company immediately preceding this agreement.  Prior to the consummation of the Share Purchase Agreement, Airborne was a wholly-owned subsidiary of the Company. Airborne owns and operates an aircraft management and charter business.  Pursuant to the terms and conditions of the Share Exchange Agreement, Mr. and Mrs. Dow exchanged all of their 3,418,534 individually and jointly owned shares of Company Common Stock, valued at $239,297 on the date of the agreement, and all of their options and warrants to purchase 1,100,000 shares of Company Common Stock owned by them in exchange for all of the issued and outstanding shares of Common Stock in Airborne owned by the Company.   As a result of the consummation of the Share Exchange Agreement, Mr. and Mrs. Dow became the sole owners of Airborne.  Concurrent with the consummation of the Share Exchange Agreement, Airborne also assumed all pre- and post-closing rights and obligations of the Company under lease agreements for the Company’s IST Center and the Company’s 236 Sing Sing Road, Horseheads, New York location.  The Company did not obtain a third party valuation with respect to this transaction.

Immediately prior to entering into the Airborne Loan Agreement, EuroAmerican Investment Corp. (“EuroAmerican”) loaned the Company an aggregate of up to $750,000 for the purpose of funding the Airborne Loan Agreement discussed below.  The EuroAmerican loan is evidenced by a Promissory Note delivered by the Company to EuroAmerican with a maturity date of March 2, 2011.  The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  Two members of the Company’s Board of Directors, William B. Wachtel and Alvin S. Trenk, issued personal guarantees in connection with the EuroAmerican Loan.  Mr. Wachtel is a principal of EuroAmerican.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Simultaneous with the consummation of the Share Exchange, the Company made a non-interest bearing loan to Airborne of $750,000 pursuant to a Loan Agreement dated March 2, 2009 (the “Airborne Loan Agreement”).  Under the Airborne Loan Agreement, the Company made a commitment to loan Airborne an aggregate up to $750,000. $500,000 of such amount was loaned by the Company to Airborne on March 2, 2009, and the balance of which was loaned by the Company to Airborne on March 12, 2009 upon the satisfactory achievement by Airborne of certain agreed upon targets. Beginning on September 1, 2009 and continuing the first day of each month thereafter until July 31, 2015 Airborne shall the Company pay equal payments of $10,500 under the Airborne Loan Agreement. Beginning on August 1, 2015 and continuing the first day of each month thereafter the monthly payment by Airborne to the Company under the Airborne Loan Agreement shall be $8,000.  The Airborne Loan Agreement did not contain any personal guarantees from the shareholders of Airborne.  Balances due under the Airborne Loan Agreement are to be repaid from the cash flow of Airborne.  Due to uncertainties in the charter business, management is in the process of evaluating the collectability of this loan.  The Airborne Loan Agreement provides that in the event of a subsequent sale of Airborne or its assets, the proceeds of such sale shall be used first to repay the existing credit facility with Five Star Bank and next to repay any outstanding principal under the Airborne Loan Agreement.  In addition, the Airborne Loan Agreement provides that the Company will share a percentage of any remaining available sale proceeds, the amount of which will vary depending on the timing of a sale transaction.

Also on March 2, 2009, the Company, Airborne and Five Star Bank (“Five Star”) entered into a Loan Agreement (the “Five Star Loan Agreement”). Under the Five Star Loan Agreement, among other things, Five Star made a commitment to loan the Company and Airborne an aggregate of up to $1,000,000 on a demand line of credit basis.  The Five Star Bank Loan Agreement replaced the Company’s existing credit facility with Five Star (See Note 4). Approximately $1,000,000 was outstanding under the Five Star Loan Agreement and its predecessor credit facility as of December 31, 2008 and March 1, 2009. Airborne and the Company are jointly and severally responsible for the repayment of all outstanding borrowings under the Five Star Loan Agreement. Additional borrowings permitted to be made under the Five Star Loan Agreement may only be made by the Company. Interest on the outstanding principal amount under the Five Star Loan Agreement accrues at a variable rate equal to the Wall Street Journal prime rate then in effect from time to time plus 200 basis points, or 5.25% as of March 2, 2009. The Five Star Loan Agreement is evidenced by a Line of Credit Note, which is payable in equal, monthly interest-only payments unless demanded earlier by Five Star.  The Five Star Loan Agreement contains customary representations, warranties and financial covenants.  Borrowings under the Loan Agreement are secured by (i) a blanket security interest in all of the assets of the Company and Airborne, (ii) an unlimited guaranty from the subsidiaries of the Company and Airborne, and (iii) a limited personal guaranty from Mr. Dow and from Mr. Wachtel.

As discussed in Note 19 herein, this divestiture eliminates the Company’s charter segment, one of three previously reported segments (together with FBO and maintenance).  The divestiture also has a significant impact on the maintenance segment.  There remains a relatively minor maintenance business performed in conjunction with the Company’s FBO operation in Pennsylvania.  The Company believes that the previous reporting of its business in multiple segments was appropriate and provided a greater understanding of its disparate businesses at that time.  Given this divestiture and the resulting commonality in the Company’s continuing business, management believes that reporting multiple segments is no longer necessary.

NOTE 3 – Downtown Manhattan Heliport

FirstFlight initiated operations at the Downtown Manhattan Heliport (the “Heliport”) on November 1, 2008 pursuant to a concession agreement with the City of New York through the New York City Economic Development Corporation (the “Agreement”). Under the Agreement, FirstFlight is responsible for a minimum annual guaranteed payment of $1,200,000 in the first year of FirstFlight’s operation of the Heliport. Minimum annual guarantee payments are made on a monthly basis and recorded as operating expenses of the Heliport.  The Company also agreed to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 in the first two years of the Agreement and up to another $1,000,000 by the end of the fifth year of the Agreement.  During the year ended December 31, 2008, the Company received aggregate cash of approximately $725,000 in exchange for a one percent membership interest in FFH..

NOTE 4 – Going Concern & Management’s Liquidity Plans

As of December 31, 2008, the Company had cash and cash equivalents of $322,098 and had a working capital deficit of $755,544. The Company generated revenue of approximately $8,620,000 and net loss of approximately $4,905,000 for the year ended December 31, 2008. Since inception, the Company has incurred, in the aggregate, net losses of approximately $10,650,000 for the period January 17, 2003 (date of inception) through December 31, 2008.  For the year ended December 31, 2008, cash flows of continuing and discontinued operations included net cash used in operating activities of $2,121,727, net cash used in investing activities of $438,673, and net cash provided by financing activities of $1,632,783.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

As described in Note 3, the Heliport requires minimum annual guaranteed payments and certain capital improvements and safety code compliance upgrades.  Management believes that earnings from the operation will be sufficient to satisfy the minimum annual guarantee and has secured a verbal agreement to fund the capital improvements as required.

On September 26, 2008, FirstFlight completed a revolving line of credit agreement (the “Credit Facility”) with Five Star Bank (the “Bank”). The Credit Facility provides the Company with a $1,000,000 revolving line of credit with the Bank. Amounts outstanding under the Credit Facility will bear interest at a rate equal to the prime rate published in the Wall Street Journal form time to time plus 200 basis points. The Credit Facility is secured by all of the Company’s assets as well as the assets of Airborne and Airborne is an additional guarantor of the Credit Facility, as discussed below and in Note 19.  The Credit Facility is payable upon demand by the Bank and requires interest payments based on outstanding balances at an interest rate of prime plus 200 basis points (5.75% as of December 31, 2008).  See Note 2 regarding amended loan agreement.  As described in Note 2, in connection with the Airborne divestiture, the Bank retains a first lien against all of Airborne’s and FirstFlight’s assets.  Further, Airborne joins FirstFlight as joint and several guarantors of borrowings against the Credit Facility.  In the event of a sale of Airborne, the Bank shall receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

The combination of the divestiture and other steps will have a significant impact on the cost of corporate operations.  The exit of the Company’s former President and Chief Executive via the Airborne divestiture combined with the prior departure of the Company’s Senior Vice President and Chief Financial Officer will yield annual compensation savings of over $525,000.  It is anticipated that other employees within the continuing operations will absorb the duties of these individuals.

The Company anticipates that it may need additional funds to meet operations, capital expenditures, existing commitments and scheduled payments on outstanding indebtedness for the next twelve month period. If the Company, in conjunction with Airborne as described above, were unable to repay the amounts under the Credit Facility, the Bank could proceed against the security granted to them to secure that indebtedness. The Company's assets may not be sufficient to repay in full the indebtedness under the Credit Facility. If the Bank were to demand payment of the Company's indebtedness, the Company may be unable to pay all of its liabilities and obligations when due.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 5 – Sale of Subsidiary

On September 30, 2007, the Company sold the stock of Tech Aviation Flight School (“TAFS”) for $25,000.  With net liabilities of approximately $5,000 assumed by the buyer, the Company recognized a gain of approximately $30,000.  In addition, the Company executed an agreement to transfer the aircraft assets owned by TAFS into a newly-formed wholly-owned subsidiary, FBO Air WB Leasing (the Lessor).  As part of the transaction, TAFS entered into a one-year aircraft lease agreement with FBO Air WB Leasing as well as an agreement to lease space and buy fuel and maintenance services from the Company.  In addition, the Company entered into an office lease agreement with TAFS for which it will receive monthly payments of $1,050, expiring on September 23, 2023, calling for future minimum payments to the Company of $201,600.

NOTE 6 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of FirstFlight, Inc. and its wholly-owned subsidiaries, FBOWB, FBOGC, FBO Air WB Leasing (“WB Leasing”), FFH, and TAFS (which was divested on September 30, 2007). All significant inter-company accounts and transactions have been eliminated in consolidation.  Results associated with Airborne, M&A and NWJC are reported as discontinued operations as of December 31, 2008 and 2007.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The Company’s significant estimates include depreciation, impairment of goodwill and intangibles, stock-based compensation, allowance for doubtful accounts, and deferred tax assets.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Reclassifications
Certain accounts in the prior period financial statements have been reclassified for comparison purposes to conform with the presentation of the current period financial statements.  These reclassifications had no effect on the previously reported loss.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents.  Due to their short-term nature, cash equivalents are carried at cost, which approximate fair value.

Concentrations of Credit Risk
The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the period. At December 31, 2008 and 2007, the Company had cash and cash equivalents in excess of federally insured limits.  As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions.

Accounts Receivable
The Company extends credit to large and mid-size companies for flight related services. The Company has concentrations of credit risk in its continuing operations in that 60.6% of the balance of accounts receivable at December 31, 2008 is made up of only five customers. At December 31, 2008, accounts receivable in the Company’s continuing operations from its two largest accounts amounted to approximately $146,000 (24.1%) and approximate $81,700 (13.5%), respectively. The Company does not generally require collateral or other security to support customer receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers.  As of December 31, 2008 and 2007, the Company has recorded an allowance for doubtful accounts of $0.

Inventories
Inventories consist primarily of maintenance parts and aviation fuel and are stated at the lower of cost or market determined by the first-in, first out method.

Property and Equipment
Property and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income. For repairs on aircraft, the Company records Federal Aviation Administration (“FAA”) designated maintenance costs using the deferral method of accounting under FSP AUG AIR-1 (“Accounting for Planned Major Maintenance Activities”).

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

Goodwill and Intangible Assets
The Company accounts for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company has determined that there is no impairment of goodwill for continuing operations at December 31, 2008 and 2007. Intangible assets continue to be amortized over their estimated useful lives.  The Company performed an analysis of its goodwill and intangible assets with SFAS No. 142 as of December 31, 2008, and determined that an impairment charge of $2,634,663 was necessary and has recorded this charge to discontinued operations.

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

Advertising
The Company expenses all advertising costs as incurred.  Advertising expense for the years ended December 31, 2008 and 2007 was approximately $20,100 and $10,300, respectively.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN No. 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Upon adoption of FIN No. 48, the Company recognized no changes in the liability for unrecognized tax benefits.  The Company records interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008 and 2007, the Company recognized no charges for interest and penalties related to unrecognized tax benefits in the Consolidated Balance Sheet.  The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005.

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

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

The following table sets forth the components used in the computation of basic and diluted income (loss) per share:

	For the Year Ended December 31,
	2008*	2007**
Weighted average common shares outstanding, basic	36,582,987	36,585,305

Common shares upon exercise of options	—	—
Common shares upon exercise of warrants	—	—

Weighted average common shares outstanding, diluted	36,582,987	36,585,305

* Potential common shares of 16,427,121 underlying 3,310,000 options and 13,117,121 warrants outstanding as of December 31, 2008 were excluded from the computation of diluted earnings per share, as their as their inclusion would be anti-dilutive.

** Potential common shares of 13,502,121 underlying 2,385,000 options and 11,117,121warrants outstanding as of December 31, 2007 were excluded from the computation of diluted earnings per share, as their exercise prices were greater than the average market price of the Common Stock during the period.

Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), entitled “Share-Based Payment” (“FAS 123R”), as adopted by the Financial Accounting Standards Board (“FASB”). Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  For the year ended December 31, 2008 and 2007, the Company incurred stock based compensation of $414,555 and $415,782, respectively.  Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations.  As of December 31, 2008, the unamortized fair value of the options totaled $237,122, and the weighted average remaining amortization period of the options and is approximately 0.67 years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2008 and 2007 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2008	2007
Dividend yield	0%	0%
Expected volatility	291%	286%
Risk-free interest rate	3.51%	4.20%
Expected lives	5.83 years	5 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2008 and 2007, was $0.38 and $0.37, respectively.

The Company accounts for the expected life of share options in accordance with the “simplified” method provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 110 (December 2007), which enables the use of the simplified method for “plain vanilla” share options, as defined in SAB No. 107.

Minority Interest
Certain consolidated subsidiaries of the Company issue equity shares to unrelated parties.  The Company accounts for such transactions in accordance with Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 5H”).  SAB 5H requires that the difference between the carrying amount of the Company’s investment in the subsidiary and underlying net book value of the subsidiary after the issuance of shares be recognized either as a gain or loss in the consolidated statement of operations or as a capital transaction.  In these instances it is the Company’s policy to consider gains and losses arising from such issuances of shares by a subsidiary as equity transactions; as such no gain or loss is recognized in the income statement.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Recently Issued Accounting Pronouncements
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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of determining the impact FSP EITF 03-6-1 will have on its consolidated financial statements.

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company is currently in the process of evaluating the impact of the adoption of EITF 07-5 on our results of operations and financial condition.

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

In April 2008, the FASB issued FSP No. FAS 142-3, which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS No. 142"). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and is to be applied prospectively. Early adoption is prohibited.  The Company has not completed its analysis of the potential impact of FSP No. 142-3, but does not believe the adoption will have a material impact on the Company's financial condition, results of operations, or cash flows.

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

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect them to have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE 7 – Acquisition of New World Jet Corporation

On July 22, 2008, the Company and a newly-formed wholly-owned subsidiary, New World Jet Acquisition Corporation (“NWJAC”), executed a Stock Purchase Agreement with Gold Jets LLC whereby NWJAC agreed to purchase all of the issued and outstanding capital stock of New World Jet Corporation (“NWJC”) from Gold Jets LLC. The acquisition occurred on August 5, 2008. As part of the transaction, the Company made a cash payment of $120,000, incurred approximately $108,000 in transaction costs, assumed a working capital deficit as recorded on closing of up to $250,000, and agreed to future contingent post-closing payments tied to the performance of acquired aircraft. Future contingent cash payments include 25 percent of net charter commissions, management fees, and maintenance coordination fees; 50 percent of the net proceeds on the sale of NWJC’s air carrier certificate; 33 percent of the initial year’s block charter commissions; and 25 percent of any aircraft transaction fees. The Company also issued Gold Jets LLC a warrant to purchase up to 2,000,000 shares of FirstFlight’s common stock at an exercise price of $0.50 per share. The vesting of the warrants are contingent on having eight aircraft on the Company’s air carrier certificate at each measurement date. Subject to the Company’s legal remedies and rights under the Stock Purchase Agreement, the vesting of these warrants were accelerated by the Airborne divestiture and resulted in a charge of $191,167 to discontinued operations relating to the fair value of the vested warrants. For the period August 6, 2008 through December 31, 2008, the Company incurred losses related to the acquisition of approximately $848,000.

All assets and liabilities of NWJC have been recorded in the Company’s consolidated balance sheet at their fair values at the date of acquisition. Identifiable intangible assets and goodwill related to the original purchase approximated $448,638. Identifiable intangible assets included customer relationships, which are being amortized over an estimated useful life of three years. The amounts of these intangibles have been estimated based upon information available to management and are subject to change in the near term.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

The following table details the allocation of the purchase price and cash payments made for the acquisition:

Fair Value
Cash	$4,245
Accounts receivable	85,027
Prepaid expenses	70,701
Equipment	30,305
Intangible assets – customer relationships	50,000
Goodwill	398,638
Accounts payable and accrued expenses	(409,973)
Total cash paid for acquisition	$228,943

As discussed in Note 2, the results of NWJC from August 6, 2008 through December 31, 2008 are reflected in the Company’s results from discontinued operations for the period ended December 31, 2008.  As discussed in Note 2, the Company decided to divest its Airborne subsidiary in fourth quarter 2008.  Accordingly, pro-forma presentation under SFAS 141 is not presented since the business of NWJC was part of the charter segment and, as such, became part of discontinued operations in connection with the divestiture of Airborne.

Pursuant to the Stock Purchase Agreement, the Company is required to make contingent payments based on future results.  Those payments are required for a period of three years following the transaction consummation.  At December 31, 2008, contingent cash payments were accrued totaling $11,828 for the period October 1, 2008 through December 31, 2008.  These payments are charged to goodwill when incurred, therefore the cumulative goodwill from the NWJC acquisition at December 31, 2008 totaled $805,053, and were included in the impairment charge described in Note 6.  The Company was not required to make any contingent payments related to warrants through December 31, 2008.  Under the guidance of APB Opinion No. 16 and EITF Abstract Issue No. 95-8 contingent cash payments and warrant grants related to the acquisition are treated as an additional cost of the NWJC acquisition.

NOTE 8 - Inventories

Inventory consists primarily of maintenance parts and aviation fuel, which the Company dispenses to its customers.  The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	December 31,
	2008	2007
Parts inventory	$101,006	$81,267
Fuel inventory	116,532	131,420
Other inventory	12,161	8,085
Total inventory	$229,699	$220,772

Included in fuel inventory are amounts held for third parties of $45,484 and $70,849 as of December 31, 2008 and 2007, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 9 - Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2008	2007	Useful Life
Aircraft	$254,784	$371,294	7 – 12 years
Vehicles	251,897	179,273	5 – 10 years
Office furniture and equipment	94,613	232,990	3 – 7 years
Tools and shop equipment	319,452	412,453	3 – 10 years
Leasehold improvements	214,043	334,883	7 – 17 years
Total	1,134,789	1,530,893
Less: accumulated depreciation and amortization	(383,059)	(361,577)
Property and equipment, net	$751,730	$1,169,316

Depreciation and amortization expense from continuing operations for the years ended December 31, 2008 and 2007 was approximately $132,000 and $143,000, respectively.  Depreciation and amortization from discontinued operations for the years ended December 31, 2008 and 2007 was approximately $213,000 and $247,000, respectively.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 10 – Goodwill and Intangible Assets

As of December 31, 2008, goodwill and intangible assets consist exclusively of trade names related to the acquisitions of Tech and CPA.

During the years ended December 31, 2008 and 2007, the Company recorded amortization expense related to the acquired amortizable intangibles of approximately $157,000 and $213,000, respectively.

NOTE 11 - Notes Payable

Notes payable consist of:

	December 31,
	2008	2007
Kubota – secured by equipment, 4.49% interest, matures February 2011	$10,186	$15,000

Sellers – Tech, secured by assets of Tech and guaranteed by FirstFlight, annual payments of $100,000, which includes imputed interest of 5%, matures March 2010	192,914	325,095

Capital leases, secured by related equipment (see Note 12)	62,364	83,356

Subtotal	265,464	423,451

Less: current portion	(125,929)	(126,663)

Total – long term	$139,535	$296,788

Aggregate annual maturities of long-term debt are as follows:

For the years ended December 31,	Total Amount
2009	$125,929
2010	124,879
2011	14,655
Total	$265,464

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 12 - Capital Lease Obligations

The Company’s property under capital leases, at December 31, 2008 and 2007, which are included in property and equipment, is summarized as follows:

	December 31,
	2008	2007
Vehicles	$37,000	$37,000
Office Furniture and Equipment	73,896	73,896
Subtotal	110,896	110,896
Less: accumulated depreciation	(29,580)	(14,840)
Total	$81,316	$96,056

The Company’s capital leases require monthly payments ranging from $750 to $1,525 reflecting effective interest rates of between 8% and 8.75% per annum, expiring in various years through November 2011.

Future minimum lease payments for the capital lease obligations at December 31, 2008 are as follows:

For the Year Ended December 31	Amount
2009	$27,300
2010	27,300
2011	16,775
2012	—
71,375
Less: amount representing interest	(9,011)

Present value of future minimum lease payments	62,364
Less: current maturities	(22,845)
Total	$39,519

Depreciation of assets held under capital leases in the approximate amount of $13,000 and $10,000 is included in depreciation expense from the continuing operations for the years ended December 31, 2008 and 2007, respectively.

NOTE 13 - Income Taxes

As of December 31, 2008, the Company had federal and state net operating loss carry-forwards of approximately $7,000,000 expiring in various years through 2026, portions of which may be used to offset future taxable income, if any. The Company has deferred tax assets arising from such operating losses for which a full valuation allowance has been established because it is more likely than not that the deferred tax assets will not be realized in future periods.

The Company’s deferred tax assets and deferred tax liabilities consisted of the following:

Operating loss carryforwards	$1,913,694	$799,820
Stock based compensation	636,554	474,618
Allowance for doubtful accounts	26,586	10,821
Deferred start up costs	(19,462)	98,675
Intangible assets	443,114	122,895
Accrued expenses	(467,113)	201,053
Total deferred tax assets	3,421,208	1,707,455

Deferred tax liabilities:
Goodwill	-	(37,895)
Property and Equipment	(108,206)	(96,800)
Goodwill	887,835	-
Total deferred tax liabilities	(2,404,964)	(133,895)

Deferred tax assets – net of deferred tax liabilities	3,313,002	1,573,560

Valuation Allowance	(3,313,002)	(1,573,560)

Deferred tax assets – net of valuation allowance	$—	$—

Change in valuation allowance	$1,739,442	$157,498

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

The Company has recorded a full valuation allowance against its deferred tax assets since management believes that based upon currently available objective evidence it is more likely than not that the deferred tax asset will not be realized.  The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2008	2007
Tax expense (benefit) at statutory rate	(34.2)%	34.0%
State and local income taxes, net of federal	(5.0)%	5.0%
Non-deductible expenses	17.0%	8.0%
Change in estimate of prior year tax provision	-%	38.0%
Change in valuation allowance	38%	(85.0)%
Effective income tax rate	—	—

NOTE 14 – Stockholders’ Equity

Stock Options
During December 2005, the Board of Directors approved the Stock Option Plan of 2005 (the “Plan”) and, during December 2006, the stockholders of FirstFlight approved the Plan.  The Plan is administered by FirstFlight’s compensation committee and provides for 7,500,000 shares of the Common Stock to be reserved for issuance under the Plan.  Directors, officers, employees, and consultants of the Company are eligible to participate.  The Plan provides for the awards of incentive and non-statutory stock options.  The  committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in ten years.  The exercise price is to be equal to at least 100% of the fair market value of a share of the Common Stock, as determined by the Committee, on the grant date.  As of December 31, 2008 and 2007, there were 4,540,000 and 5,465,000 shares, respectively, available for grant as options under the Plan.

Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2007	2,310,000	$0.86
Granted	1,100,000	0.37
Exercised	(25,000)	0.01
Forfeited	(1,000,000)	1.05
Balance, January 1, 2008	2,385,000	$0.56
Granted	925,000	0.31
Exercised	—	—
Forfeited	—	—
Balance, December 31, 2008	3,310,000	$0.49

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

On December 1, 2008, the Company granted a stock option to each of the seven non-employee directors to purchase 25,000 of the common stock at $0.08 per share, the closing price of the Company’s common stock on December 1, 2008.  Each option vests on December 1, 2009 and expires on December 1, 2013.  These options are collectively valued at $14,000.

On September 15, 2008, under the terms of an employment agreement, the Company granted an employee a stock option to purchase 250,000 shares of the common stock at $0.29 per share, the closing price of the Company’s common stock on September 14, 2008.  The option vests on September 15, 2009 and expires on September 14, 2014.  This option is valued at $72,491 and is being amortized over the remaining one-year term of the employment agreement.

On July 1, 2008, under the terms of an employment agreement, the Company granted an employee a stock option to purchase 250,000 shares of the common stock at $0.40 per share, the closing price of the Company’s common stock on June 30, 2008.  The option vests on July 1, 2009 and expires on June 30, 2014.  This option is valued at $99,982 and is being amortized over the two-year term of the employment agreement.

On January 19, 2008, under the terms of an employment agreement, the Company granted an employee a stock option to purchase 250,000 shares of the common stock at $0.40 per share, the closing price of the Company’s common stock on January 18, 2008.  This option vests on January 19, 2009 and expires on January 18, 2014.  This option is valued at $99,970 and is being amortized over the two-year term of the employment agreement.

During the year ended December 31, 2007, a director of FirstFlight exercised an option to purchase 25,000 shares on a cashless basis and received 24,194 shares.  In addition, the options of two former executives to purchase an aggregate of 1,000,000 shares were forfeited.

On December 1, 2007, FirstFlight granted to each of the seven non-employee directors a stock option to purchase 25,000 shares of the Common Stock, a total of 175,000 shares, at $0.36 per share, the closing price of the Common Stock on November 30, 2007.  The options vest over one year and expire on November 30, 2012.  These options are valued at $62,925 and are being amortized over the vesting period.

On September 14, 2007, under the terms of an employment agreement, FirstFlight granted an executive a stock option to purchase 250,000 shares of the Common Stock at $0.40 per share, the closing price of the Common Stock on September 21, 2007 (September 22nd being a Saturday).  The option vested immediately and expires on September 23, 2012.  This option is valued at $99,884 and is being amortized over the remaining term of the employment agreement.

On September 14, 2007, under the terms of an employment agreement, FirstFlight granted an executive a stock option to purchase 250,000 shares of the Common Stock at $0.33 per share, the closing price of the Common Stock on September 14, 2007.  The option vests over one year and expires on September 15, 2013.  This option is valued at $82,467 and is being amortized over the term of the employment agreement.

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

On April 19, 2007, under the terms of an employment agreement, FirstFlight granted an executive a stock option to purchase 250,000 shares of the Common Stock at $0.39 per share, the closing price of the Common Stock on March 30, 2007.  The option vested immediately and expires on March 31, 2012.  This option is valued at $97,356 and is being amortized over the term of the employment agreement.

On April 19, 2007, FirstFlight granted to each of the seven non-employee directors a stock option to purchase 25,000 shares of the Common Stock, a total of 175,000 shares, at $0.36 per share, the closing price of the Common Stock on April 19, 2007.  The options vest over one year and expire on April 18, 2012.  These options are valued at $62,909 and are being amortized over the vesting period.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A summary of the Company’s stock options outstanding and exercisable at December 31, 2008 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.08	175,000	4.92	—	$—
$0.29	250,000	5.71	—	$—
$0.33	250,000	4.71	250,000	$—
$0.36	350,000	3.61	350,000	$—
$0.39	250,000	3.25	250,000	$—
$0.40	1,000,000	3.23	500,000	$—
$0.50	250,000	2.25	250,000	$—
$0.51	160,000	0.33	160,000	$—
$0.60	275,000	3.43	275,000	$—
$0.64	100,000	1.92	100,000	$—
$1.60	250,000	1.25	250,000	$—

TOTALS	3,310,000		2,385,000	$—

Warrants
Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2007	11,117,121	$0.78
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, January 1, 2008	11,117,121	$0.78
Granted	2,000,000	0.50
Exercised	—	—
Forfeited	—	—
Balance, December 31, 2008	13,117,121	$0.74

On July 22, 2008, the Company issued a warrant to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  See Note 7 herein.

A summary of the Company’s warrants outstanding and exercisable at December 31, 2008 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.50	2,000,000	4.60	—	$—
$0.60	6,092,121	1.33	6,092,121	$—
$1.00	5,025,000	2.67	5,025,000	$—

TOTALS	13,117,121		11,117,121	$—

Restricted Stock
On August 5, 2008, under the terms of a consulting agreement, the Company granted 600,000 shares of restricted stock in connection with the NWJC acquisition.  Subject to the Company’s legal remedies and rights under the consulting agreement, the restricted stock vested ratably over three years and resulted in a charge of $222,000 to operations as of December 31, 2008.

Preferred Stock
As of December 31, 2008 and 2007, the Company has 9,999,134 shares of preferred stock authorized and none issued and outstanding.  The Company’s Board of Directors currently has the right, with respect to the authorized shares of preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine.

NOTE 15 - Employee Benefit Plan

FirstFlight maintains a 401(k) Plan (the “Plan”), which covers all employees of the Company. The Plan contains an option for the Company to match each participant's contribution. Any Company contribution vests over a five-year period on a twenty percent per year basis. During 2008 and 2007, the Company matched participant contributions at a rate of 50% of the first 6% of participant deferrals.  Company contributions to the Plan totaled approximately $122,000 and $103,000 for the years ended December 31, 2008 and 2007, respectively.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 16 - Commitments and Contingencies

Operating Leases under Continuing Operations
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

The Company leases refueling trucks. As of December 31, 2008 and 2007, the refueling truck leases require aggregate monthly rental payments of approximately $6,000 per annum.  In addition, the Company leases vehicles and equipment with payments ranging from $180 to $477 per month.

Rent expense from continuing operations aggregated approximately $160,000 and $164,000 for the years ended December 31, 2008 and 2007, respectively.

Future minimum rental payments under the Company’s operating leases are as follows:

For the year ended
December 31,	Total
2009	$99,979
2010	98,382
2011	96,000
2012	96,000
2013 and thereafter	97,250
TOTAL	$487,611

Employment Agreements
On September 29, 2008, the Company appointed Gary Hart as its Chief Operating Officer and Senior Vice President.  The Company and Mr. Hart also entered into a two year employment agreement (the “Hart Employment Agreement”). Such employment agreement provided that Mr. Hart would receive an annual base salary of $200,000 and receive stock options to purchase an aggregate of 500,000 shares of the Company’s common stock, as follows: (i) 250,000 shares on the first anniversary date of the Hart Employment Agreement; and (ii) 250,000 shares on the second anniversary date of the Hart Employment Agreement. The price of each tranche of such stock option award shall be equal to the greater of: (i) the fair market value of the Company’s common stock as of the close of business on the day immediately preceding the grant date; or (ii) $0.60 per share. Each tranche of such stock option award shall vest one year following the date of grant and be exercisable for five years following vesting.  As a result of the termination of Mr. Hart’s employment agreement, no such options were issued or have vested.  Effective November 10, 2008, the Hart Employment Agreement was terminated.

On September 1, 2006, FirstFlight entered into an employment agreement effective as of September 15, 2006 with Keith P. Bleier (the “Bleier Employment Agreement”). Mr. Bleier served FirstFlight as a Senior Vice President and its Chief Financial Officer. The term of the agreement was for three years, which commenced on September 15, 2006, and thereafter would have automatically renewed for additional one-year periods. Mr. Bleier’s base annual salary was $185,000 with annual increases of 5%. In addition, he was eligible to receive an annual performance bonus at the discretion of the Board of Directors. Mr. Bleier was to be granted an option each September 15 during the initial term to purchase 250,000 shares of the common stock, commencing September 15, 2006.  He has received his first option effective September 15, 2006, his second option effective September 15, 2007 and his third option effective September 15, 2008.  Mr. Bleier resigned from his positions with the Company effective December 31, 2008 and the Bleier Employment Agreement was terminated.  Mr. Bleier’s third option (related to the September 15, 2008 issuance) was forgone in connection with his resignation on December 31, 2008 and the other options expired on March 31, 2009.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

On September 22, 2005, FirstFlight entered into an employment agreement with John H. Dow (the “Dow Employment Agreement”). Mr. Dow served FirstFlight as President and its Chief Executive Officer. The term of the Dow Employment Agreement was for three years and thereafter would have automatically renewed for additional one-year periods. Mr. Dow’s base annual salary was $150,000 with a guaranteed annual bonus of $100,000. In addition, he was eligible to receive an annual performance bonus at the discretion of the Board of Directors. Mr. Dow was to be granted an option each September 22 during the initial term to purchase 250,000 shares of the Common Stock.  He has received his first option effective September 22, 2005, his second option effective September 22, 2006 and his third option effective September 22, 2007.  As a condition of the Airborne divestiture, Mr. Dow resigned from his positions with the Company effective March 2, 2009 and the Dow Employment Agreement was terminated and all options were forfeited.

As of December 31, 2008, future severance commitments under the Company’s employment agreements aggregate approximately $175,000.

NOTE 17 - Related Parties

The firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, a member of the Company’s Board of Directors, is a managing partner of the firm. During the years ended December 31, 2008 and 2007, the Company was billed approximately $90,000 and $165,000, respectively, for legal services.  At December 31, 2008 and 2007, the Company recorded in accounts payable an obligation for legal fees to such firm of approximately $0 and $375,000, respectively, related to legal services provided by such firm.

NOTE 18 - Litigation

On November 20, 2008, an Article 78 proceeding in the Supreme Court of the State of New York County of New York was initiated against New York City Economic Development Corporation; the City of New York Department of Small Business Services; Robert Walsh, in his capacity as Commissioner of the Department of Small Business Services; William C. Thompson, Jr., Comptroller of the City of New York, Office of the New York City Comptroller; The Honorable Mayor Bloomberg in his capacity as Mayor of the City of New York, by Petitioners Linden Airport Management Corporation and Paul P. Dudley, individually, objecting to the award of a concession for the Fixed-Base Operator for the Downtown Manhattan Heliport to FirstFlight, Inc.  Shortly thereafter, on November 20, 2008, FirstFlight was joined as a necessary party to the Article 78 proceeding.  The Petitioners allege that the selection process for awarding FirstFlight the concession, was arbitrary, capricious and an abuse of permitted discretion and made in violation of lawful procedure.  In relation to this allegation, Petitioners are seeking an annulment of the previous award of the concession and a new “Request for Proposals” process in order to award the concession to an entity other than FirstFlight.  Petitioners also allege a breach of public trust against the City of New York and damages of at least $1,000,000.  The Company’s legal representation believes that there is a high likelihood of success on the merits by FirstFlight.

The Company had been engaged in a civil action entitled Raintree Express, Inc. v. Tech Aviation, Inc. in which Raintree Express had made a claim against FBOWB of approximately $200,000 in compensatory damages in connection with disputed charges and expenses incurred by Raintree Express in the operation of an aircraft.  On May 21, 2008, the Company and Raintree Express entered into a Settlement Agreement whereby the Company paid Raintree Express $110,000 over a 120-day period.  The Company made the final payment in September 2008.  The Company has accounted for this action in accordance with SFAS No. 5, “Accounting for Contingencies”.

In addition to the matters noted above, the Company is a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 19 - Subsequent Events

On January 19, 2009, under the terms of an employment agreement, the Company granted an employee a stock option to purchase 250,000 shares of the common stock at $0.08 per share.  This option vests on January 19, 2010 and expires on January 18, 2015.  This option is valued at $20,000 and is being amortized over the remaining term of the employment agreement.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Discontinued Operations
As discussed in Note 2, the Company divested Airborne on March 2, 2009.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), since management committed to the plan to divest in fourth quarter 2008, the Company has reported Airborne’s results for the years ended December 31, 2008 and 2007 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

Components of discontinued operations are as follows:

	Years Ended December 31,
	2008	2007
Revenue	$38,273,031	$40,451,337
Cost of sales	32,195,550	34,656,445
Gross profit	6,077,481	5,794,892
Operating expenses	9,958,484	4,533,172
Operating income (loss)	(3,881,003)	1,261,720
Interest income (expense), net	8	21,326
Other income (expense), net	—	49,839
Net income (loss) from discontinued operations	$(3,880,995)	$1,332,885

ASSETS HELD FOR SALE
	December 31, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$1,150,437	$1,655,523
Accounts receivable, net	3,289,593	4,907,907
Inventories	172,182	103,541
Prepaid expenses and other current assets	249,729	344,226
Total current assets	4,861,941	7,011,197

PROPERTY AND EQUIPMENT, net	459,907	309,599

OTHER ASSETS
Deposits	41,625	36,800
Intangible assets - trade names	—	320,000
Other intangible assets, net	—	143,131
Goodwill	—	1,826,486
Total other assets	41,625	2,326,417
TOTAL ASSETS	$5,363,474	$9,647,213

LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE

CURRENT LIABILITIES
Accounts payable	$4,793,944	$5,559,050
Customer deposits	106,804	351,164
Accrued expenses	159,293	247,029
Notes payable – current portion	40,923	42,558
Total current liabilities	$5,100,964	$6,199,801

Related Party Transactions Included in Discontinued Operations

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Airborne was a party to an agreement to lease an aircraft from a company, of which one of its members is John H. Dow, a director and the current President and Chief Executive Officer of FirstFlight, and the other member is an employee of its charter segment. The terms of the lease provided for the payment of rent of $17,000 per month and a charge of $600 for each hour of aircraft use. The lease agreement further provided that this aircraft would be managed by the Company through its charter segment, and through which the Company would retain 90% of the associated charter revenue. The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor. The lease agreement was subsequently terminated in February 2007 and was replaced by the lease described in the following paragraph.

On April 26, 2007, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is Mr. Dow and the other member is an employee of Airborne. The terms of the lease provided for the payment of rent of $20,000 per month and a charge of $500 for each hour of aircraft use. The lease agreement, which was for a period of one year with automatic annual renewals, further provided that this aircraft would be managed by the Company through its charter segment, and through which the Company would retain 90% of the associated charter revenue.  The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor.  During the year ended December 31, 2008, the Company recorded revenue and expenses of approximately $314,000 and $509,000, respectively, in conjunction with the lease of this aircraft.  During the year ended December 31, 2007, the Company recorded revenue and expenses of approximately $392,000 and $493,000, respectively, in conjunction with the lease of this aircraft.

Airborne managed several aircraft owned by an entity in which Mr. Wachtel along with two other directors of FirstFlight, Thomas Iovino and Stephen B. Siegel, are members. During the year ended December 31, 2008, the Company recorded direct revenue and expenses of $5,516,292 and $4,947,652, respectively, related to the Company’s management of these aircraft. At December 31, 2008 the Company had recorded in accounts receivable a balance of approximately $568,641 owed from this entity.  During the year ended December 31, 2007, the Company recorded direct revenue and expenses of $6,809,903 and $5,944,582, respectively, related to the Company’s management of these aircraft.  At December 31, 2007 the Company had recorded in accounts receivable a balance of approximately $172,621 owed from this entity.

Airborne leases a parking area and land for its main operating facility under the terms of an operating agreement with the County of Chemung, the owner of the Elmira/Corning Regional Airport. The agreement was effective January 1, 2006 and is for an initial term of twenty-five years with one fifteen-year renewal and one subsequent ten-year renewal period. The agreement requires payment of quarterly rent of $931 for the parking lot lease and monthly rent of $1,195 for the county land lease. In addition, Airborne pays a monthly fuel flowage fee between $.06 to $.09 per gallon based on the number of gallons dispensed.

Airborne leased its facilities in Horseheads, New York from the then Chief Executive Officer of the Company and a related party. The term is 15 years (subject to renewals at the option of Airborne at least 60 days prior to the expiration of the term) and expires September 22, 2020. The annual rent is $160,584, payable in advance in equal monthly installments of $13,382. Beginning on the fifth anniversary of the commencement date of the lease, and annually each year thereafter, the annual rent shall increase or decrease by the increase or decrease in the applicable Consumer Price Index.  During the years ended December 31, 2008 and 2007, Airborne paid approximately $161,000 in rent expense under this lease.

Airborne leased office space for its charter sales department and hangar space for managed aircraft under the terms of an operating agreement in New Jersey. The office and hangar agreements were effective October 1, 2007 and expired on September 30, 2008. The office agreement requires payment of monthly rent of $3,677 and the hangar agreement requires payment of monthly rent of $28,033.

Future minimum rental payments under Airborne’s operating leases are as follows for both related and non related parties:

For the year ended		Related
December 31,	Total	Party	Other
2009	$333,668	160,584	173,084
2010	237,088	160,584	76,504
2011	219,600	160,584	59,016
2012	195,118	160,584	34,534
2013	185,508	160,584	24,924
2014 and thereafter	1,387,383	1,080,368	307,015
TOTAL	$2,280,603	$1,883,288	$397,315

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that it discloses the required information in a timely manner and in accordance with the Exchange Act and the rules and forms of the Commission. Management, including its principal executive officer and principal financial officer, supervised and participated in the evaluation. The principal executive officer and principal financial officer concluded, based on their review, that its disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are designed to provide reasonable assurance and that the disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based upon its evaluation, our management, with the participation of principal executive and principal financial officer, has concluded  there is a significant deficiency with respect to the Company’s internal control over financial reporting as defined in Rule 13a-15(e). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The weakness identified by management relates to the lack of sufficient accounting resources to apply certain U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

As discussed elsewhere in this report, the Company’s Senior Vice President and Chief Financial Officer resigned effective December 31, 2008.  The Company currently lacks adequately trained accounting personnel with appropriate U.S. GAAP expertise for certain complex transactions.  Management believes this weakness is considered a significant deficiency and does not rise to the level of a material weakness due to the compensating supervisory controls as discussed below.

As of the end of the period covered by this report and to address the identified weakness, the Company periodically engages consultants or other resources to assist with the accounting and disclosure for complex transactions.  The principal executive and financial officer operates in a supervisory capacity to help compensate for the limited accounting personnel.  This added level of supervision helps ensure the financial statements and disclosures are accurate and complete.  This additional assistance was considered in concluding that our weakness in internal control is a significant deficiency.  This added level of supervision helps ensure the financial statements and disclosures are accurate and complete.

In order to correct this deficiency, the Company plans to hire additional employees or consultants, as needed, to ensure that management will have adequate resources in order to attain complete reporting of financial information on a timely manner and provide a further level of segregation of financial responsibilities.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.  Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2008.

During the year ended December 31, 2008, no changes were made to the Company’s internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.  As discussed above, the Company’s Senior Vice President and Chief Financial Officer resigned effective December 31, 2008.  As also discussed elsewhere in this report, the Company’s charter segment was divested on March 2, 2009.  Management believes that the requirements for internal controls will be absorbed by other personnel in the continuing operations and will not have a material effect on our internal controls over financial reporting.

This report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this Report.

ITEM 9B. OTHER INFORMATION

On April 8, 2009, William B. Wachtel resigned as Chairman of the Board of FirstFlight, Inc.  Mr. Wachtel will continue as a member of the Company’s Board of Directors.  Effective the same day, Ronald J. Ricciardi was elected as Chairman of the Board and shall serve in such capacity until the first meeting of the Board of Directors of the Corporation immediately following the next Annual Meeting of Stockholders of the Corporation or until the Board otherwise directs.

See Item 10 of this report for a description of Mr. Ricciardi’s business background.

Part III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of FirstFlight as of April 13, 2009:

Name	Age	Position

Ronald J. Ricciardi	47	Director, Chairman of the Board, President & Chief Executive Officer

William B. Wachtel	54	Director

Donald Hecht	75	Director

Jeffrey B. Mendell	55	Director

Alvin S. Trenk	79	Director

Each director of FirstFlight was re-elected at the Annual Meeting of Stockholders held on June 19, 2008 to serve until the next Annual Meeting of Stockholders or until his successor is duly elected and shall have qualified. Each officer of FirstFlight is elected annually by the Board of Directors to serve at the discretion of the Board.

Business History

Ronald J. Ricciardi – Director, Chairman of the Board, President & Chief Executive Officer

Mr. Ricciardi had served as the President and a director of the Arizona FBO Air since its inception and was designated as its Chief Executive Officer on January 2, 2004. He was elected the President and a director of FirstFlight and designated as its Chief Executive Officer effective with the reverse merger transaction on August 20, 2004. On December 12, 2006, he was elected as Chairman of the Board.  On March 2, 2009, he was re-elected the President of FirstFlight and designated as its Chief Executive Officer.

Mr. Ricciardi is a senior executive with extensive general management experience in entrepreneurial and large companies. Before joining the Arizona FBO Air, Mr. Ricciardi was President and CEO of P&A Capital Partners, Inc., an entertainment finance company established to fund the distribution of independent films. Mr. Ricciardi was also co-founder, Chairman and CEO of eTurn, Inc., a high technology service provider, for which he developed a consolidation strategy, negotiated potential merger/acquisition candidates, prepared private placement materials and executed numerous private, institutional and venture capital presentations. After a management career at Pepsi-Cola Company and the Perrier Group of America, Mr. Ricciardi was President and CEO of Clearidge, Inc., a leading regional consumer products company, where he provided strategic and organizational development, and led a consolidation effort that included 14 transactions, which more than tripled their revenue over four years.

William B. Wachtel – Director

Mr. Wachtel was first elected as a director of FirstFlight and its Chairman of the Board on March 31, 2005.  Mr. Wachtel served as Chairman until April 8, 2009, when he resigned from such capacity but he will remain as a member of the Board.

Mr. Wachtel has been a managing partner of Wachtel & Masyr, LLP, or its predecessor law firm (Gold & Wachtel, LLP), since its founding in August 1984. Such firm serves as corporate counsel to the Company. He is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

Donald Hecht - Director

Mr. Hecht was first elected as a director of FirstFlight effective September 15, 2006, and has served in that capacity since then.

Mr. Hecht has, since 1966, been a managing partner of Hecht and Company, P.C., a certified public accounting firm. He has served on the board of directors of other public companies.

Jeffrey B. Mendell - Director

Mr. Mendell was first elected as a director of FirstFlight on September 30, 2004, and has served in that capacity since then.

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

Mr. Trenk was first elected as a director and the Chairman of the Board of FirstFlight effective with the reverse merger transaction on August 20, 2004. He resigned as the Chairman of the Board on March 31, 2005, but has served as a director since August 20, 2004.

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

Other Directorships

No director of FirstFlight serves as a director of a company with a class of securities registered pursuant to Section 12 of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Code of Ethics

On May 19, 2006, the Board of Directors of FirstFlight adopted a Code of Ethics for application to the Company.  FirstFlight will provide to any person, without charge, upon request, a copy of the Code of Ethics upon written or oral request to Ronald J. Ricciardi, Chairman of the Board, FirstFlight, Inc., 101 Hangar Road, Wilkes-Barre/Scranton International Airport, Avoca, PA 18641, or by telephone at: (570) 457-3400.

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of Donald Hecht; the Compensation Committee comprised of Jeffrey B. Mendell, Chairman, and Alvin S. Trenk, and the Nominating Committee comprised of Jeffrey B. Mendell.

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to FirstFlight during the fiscal year ended December 31, 2008 and Forms 5 and amendments thereto, furnished to FirstFlight with respect to the fiscal year ended December 31, 2008, each director and executive officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act.

Corporate Governance

There have been no changes to the procedures by which security holders of FirstFlight may recommend nominees to its Board of Directors since the Board set forth such policy in its proxy statement for its Annual Meeting of Stockholders held on June 19, 2008.

FirstFlight’s Board of Directors has determined that Donald Hecht qualifies as an audit committee financial expert on its Audit Committee and is “independent” as that term is defined by the rules of The Nasdaq Stock Market, Inc. (“Nasdaq”).

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal year ended December 31, 2008. The following table sets forth the annual compensation paid by the Company for services performed on the Company's behalf for the fiscal years ended December 31, 2008 and 2007 with respect to any person who served as Chief Executive Officer of FirstFlight during fiscal 2008 and the two other most highly compensated executive officers serving at December 31, 2008 whose total compensation exceeded $100,000 in fiscal 2008.  The three persons named in the table are the only persons who served as executive officers of FirstFlight in fiscal 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)

John H. Dow, President and Chief Executive Officer (1)	2008 2007	150,000 150,000	83,333 100,000	-- 99,600	24,000 24,000	257,333 373,600

Ronald J. Ricciardi, Vice Chairman of the Board	2008 2007	130,417 125,000	-- --	-- 97,400	24,000 24,000	154,417 246,400

Keith P. Bleier, Senior VP, CFO and CAO (1)	2008 2007	191,013 188,100	-- --	72,500 82,500	20,400 20,400	283,913 291,000

1.
Mr. Dow resigned as President and Chief Executive Officer and as a director effective with the March 2, 2009 divestiture of Airborne.  Mr. Bleier resigned as Senior Vice President and Chief Financial Officer effective on December 31, 2008.

2.
Before his resignation, effective March 2, 2009, Mr. Dow received a base salary of $150,000 and a guaranteed bonus of $100,000; effective November 1, 2008, Mr. Dow agreed to temporarily forego his guaranteed bonus until further notice in connection with a cost-reduction program.  Mr. Ricciardi received a base salary of $125,000 in 2007 through October 31, 2008 and $175,000 thereafter; effective November 1, 2008, Mr. Ricciardi agreed to temporarily forego 10% of his salary until further notice in connection with a cost-reduction program: Before his resignation effective December 31, 2008, Mr. Bleier received a base salary of $185,000 with annual increases of 5% effective September 1st of each year; effective November 1, 2008.

3.
Mr. Dow received an option to purchase 250,000 shares on September 23, 2007.  The options were vested immediately and are exercisable for five years from the date of grant.  All of the previously mentioned options were forfeited by Mr. Dow as a condition to the consummation of the Airborne divestiture.  The option was priced at $0.40 per share, the closing sales price of the common stock on September 22, 2007.  All of the previously mentioned options were forfeited by Mr. Dow as a condition to the consummation of the Airborne divestiture.  Mr. Ricciardi received an option to purchase 250,000 shares on April 1, 2007.  Each set of options were vested immediately and are exercisable for five years from the date of grant.  The option was priced at $0.39 per share, the closing sales price of the common stock on April 1, 2007.  Mr. Bleier received an option to purchase 250,000 shares effective September 15, 2008 and 2007.  Each set of options vest over one year and are exercisable for five years from the date of vesting.  The 2008 and 2007 options were priced at $0.29 and $0.33 per share, the closing sales price of the common stock on September 14, 2008 and 2007, respectively.  Mr. Bleier’s final option (issued September 15, 2008) was forgone upon his resignation effective December 31, 2008; the remaining sets of Mr. Bleier’s options expired on March 31, 2009.  All options were valued using the Black-Scholes model.

4.
Mr. Dow received the use of an automobile and related expenses paid by the Company; Mr. Ricciardi receives an auto allowance of $1,000 per month and Mr. Bleier received an auto allowance of $700 per month.  Each of Messrs Dow, Ricciardi and Bleier receive health insurance coverage paid by the company estimated at a value of $1,000 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date

John H. Dow	250,000 250,000			0.40 0.40	09/22/2011 09/22/2012

Ronald J. Ricciardi	250,000 250,000 250,000			1.60 0.50 0.39	03/31/2010 03/31/2011 03/31/2012

Keith P. Bleier	250,000 250,000 250,000	250,000		0.60 0.33 0.29	09/15/2012 09/15/2013 09/15/2014

1.
As part of his employment agreement, Mr. Dow: (a) received on September 23, 2005 an option for 250,000 shares at $0.33 per share, upon which he made a cashless exercise on January 11, 2006 and for which he received 85,000 shares; (b) received on September 23, 2006 an option for 250,000 shares at $0.40 per share, the closing sales price of the common stock on September 22, 2006, which is currently exercisable; and (c) received on September 23, 2007 an option for 250,000 shares at $0.40 per share, the closing sales price of the common stock on September 22, 2007, which is currently exercisable.  All of the previously mentioned options were forfeited by Mr. Dow as a condition to the consummation of the Airborne divestiture.

As part of his employment agreement, Mr. Ricciardi: (a) received on April 1, 2005 an option for 250,000 shares at $1.60 per share, the closing sales price of the common stock on March 31, 2005, which is currently exercisable; (b) received on April 1, 2006 an option for 250,000 shares at $0.50 per share, the closing sales price on March 31, 2006, which is currently exercisable; and (c) received as of April 1, 2007 an option for 250,000 shares at $0.39 per share, the closing sales price on March 31, 2007, which is currently exercisable.

As part of his employment agreement, Mr. Bleier: (a) received on September 15, 2006 an option for 250,000 shares at $0.60 per share, a negotiated price, which became exercisable on September 15, 2007; (b) received on September 1, 2007 an option for 250,000 shares priced at $0.33 per share, the closing sales price of the common stock on September 14, 2007, which is currently exercisable; and (c) received on September 15, 2008 an option for 250,000 shares priced at $0.29 per share, the closing sales price as of September 14, 2008.  This final option was forgone upon Mr. Bleier’s resignation effective December 31, 2008; the remaining options expired on March 31, 2009.

Each set of options expires five years from its respective date of vesting.  FirstFlight has never re-priced any option (including those in the table) or otherwise modified any such option (such as by extension of exercise periods, the change of vesting or forfeiture conditions or the change or elimination of applicable performance criteria).

DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

William B. Wachtel	4,000	2,000	6,000

Donald Hecht	4,000	2,000	6,000

Thomas Iovino	4,000	2,000	6,000

Jeffrey B. Mendell	4,000	2,000	6,000

Stephen B. Siegel	4,000	2,000	6,000

Alvin S. Trenk	4,000	2,000	6,000

1.
Directors who are not employees of the Company are entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee member, respectively.  Each director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.
Each non-employee director is eligible to be granted an annual option to purchase shares of the common stock. On December 1, 2008 the Compensation Committee granted each non-employee director an option for their service in 2008.  Each set of options was for 25,000 shares and was priced at $0.08 per share, which was the closing sales price of the common stock on December 1, 2008.  The options may be exercised until November 30, 2013.

Employment Agreements

On September 29, 2008, the Company appointed Gary Hart as its Chief Operating Officer and Senior Vice President.  FirstFlight and Mr. Hart also entered into a two year employment agreement (the “Hart Employment Agreement”). Such employment agreement provided that Mr. Hart would receive an annual base salary of $200,000 and receive stock options to purchase an aggregate of 500,000 shares of the Company’s common stock, as follows: (i) 250,000 shares on the first anniversary date of the Hart Employment Agreement; and (ii) 250,000 shares on the second anniversary date of the Hart Employment Agreement. The price of each tranche of such stock option award shall be equal to the greater of: (i) the fair market value of the Company’s common stock as of the close of business on the day immediately preceding the grant date; or (ii) $0.60 per share. Each tranche of such stock option award shall vest one year following the date of grant and be exercisable for five years following vesting.  As a result of the termination of Mr. Hart’s employment agreement, no such options were issued or have vested.  Effective November 10, 2008, the Hart Employment Agreement was terminated.

On September 1, 2006, FirstFlight entered into an employment agreement effective as of September 15, 2006 with Keith P. Bleier (the “Bleier Employment Agreement”). Mr. Bleier served FirstFlight as a Senior Vice President and its Chief Financial Officer. The term of the agreement was for three years, which commenced on September 15, 2006, and thereafter would have automatically renewed for additional one-year periods. Mr. Bleier’s base annual salary was $185,000 with annual increases of 5%. In addition, he was eligible to receive an annual performance bonus at the discretion of the Board of Directors. Mr. Bleier was to be granted an option each September 15 during the initial term to purchase 250,000 shares of the Common Stock, commencing September 15, 2006.  He has received his first option effective September 15, 2006, his second option effective September 15, 2007 and his third option effective September 15, 2008.  Mr. Bleier resigned from his position with the Company effective December 31, 2008 and the Bleier Employment Agreement was terminated.  Mr. Bleier’s third option was forgone in connection with his resignation on December 31, 2008 and the other options expired on March 31, 2009.

On September 22, 2005, FirstFlight entered into an employment agreement with John H. Dow (the “Dow Employment Agreement”). Mr. Dow served FirstFlight as President and its Chief Executive Officer. The term of the agreement was for three years and thereafter would have automatically renewed for additional one-year periods. Mr. Dow’s base annual salary was $150,000 with a guaranteed annual bonus of $100,000. In addition, he was eligible to receive an annual performance bonus at the discretion of the Board of Directors. Mr. Dow was to be granted an option each September 22 during the initial term to purchase 250,000 shares of the Common Stock.  He has received his first option effective September 22, 2005, his second option effective September 22, 2006 and his third option effective September 22, 2007.  As a condition of the Airborne divestiture, Mr. Dow resigned from his positions with the Company effective March 2, 2009 and the Dow Employment Agreement was terminated and all options were forfeited.

Additional Narrative Disclosure

FirstFlight does not offer a defined retirement or pension plan.  The FirstFlight 401k Plan covers all employees of the Company. The Plan contains an option for the Company to match each participant's contribution. Any Company contribution vests over a five-year period on a 20% per year basis. During 2008 and 2007, the Company matched participant contributions at a rate of 50% of the first 6% of participant deferrals.  Company contributions to the plan totaled approximately $122,000 and $103,000 for the years ended December 31, 2008 and 2007, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ANDRELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of April 13, 2009 regarding the beneficial ownership of our Common Stock by:

-	each of our current executive officers and directors; and

-	all of our current directors and executive officers as a group; and

-	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock.

	Number of Shares	Percentage of
Name and Address	of Common Stock	Common Stock
of Beneficial Owner	Beneficially Owned	Beneficially Owned (1)

Ronald J. Ricciardi (2)	1,893,575 (3)	5.5%
c/o FirstFlight, Inc.
236 Sing Sing Road
Horseheads, NY 14845

William B. Wachtel (4)	7,005,243 (5)	19.7%
c/o Wachtel & Masyr, LLP
110 East 59th Street
New York, NY 10022

Donald Hecht (4)	316,700 (6)	0.9%
c/o Hecht and Company, P.C.
111 West 40th Street
20th Floor
New York, NY 10018

Jeffrey B. Mendell (4)	335,293 (7)	1.0%
c/o JBM Realty Capital Corp.
100 Putnam Green
Greenwich, CT 06830

Alvin S. Trenk (4)	1,847,944 (8)	5.3%
350 East 79th Street
Apartment 38C
New York, NY 10021

All directors and officers	12,556,736	31.2%
As a group (5 in number)

Martin Sands and Steven Sands	3,578,029 (9)	10.5%
c/o Laidlaw & Company (UK) Ltd.
90 Park Avenue
New York, NY 10016

Peter Nordin	1,957,359(10)	5.7%
Bakkerevej OA
Snekkersten, Denmark
______________

(1)
The percentages computed in the table are based upon 33,764,453 shares of our common stock, which were outstanding on April 13, 2009. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of April 13, 2009.

(2)
Ronald J. Ricciardi was the President and Chief Executive Officer of FirstFlight prior to December 12, 2006 and is a director of FirstFlight. On December 12, 2006, he was elected Vice Chairman of the Board.  On March 2, 2009, he was elected President and designated as Chief Executive Officer.  On April 8, 2009, he was elected Chairman of the Board.

(3)
The shares of the Common Stock reported in the table include: (a) 250,000 shares issuable upon the exercise of an option expiring March 31, 2010; (b) 250,000 shares issuable upon the exercise of an option expiring March 31, 2011; (c) 250,000 shares issuable upon the exercise of an option expiring March 31, 2012; and (d) 100,000 shares issuable upon the exercise of a warrant expiring August 31, 2011.  Each of the three options and the warrant is currently exercisable.

(4)	The reporting person is a director of FirstFlight.

(5)
The shares of the Common Stock reported in the table include: (a) 208,336 shares issuable upon the exercise of a warrant expiring March 31, 2010, which is currently exercisable; (b) 800,000 of the 1,200,000 shares subject to a warrant expiring September 22, 2010, which is currently exercisable; (c) 750,000 shares issuable upon the exercise of a warrant expiring August 31, 2011, which is currently exercisable; (d) 25,000 shares issuable upon the exercise of an option expiring December 12, 2010, which is currently exercisable; and (e) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is currently exercisable. The shares of the Common Stock reported in the table do not reflect (x) 333,400 shares of the Common Stock and (y) 200,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 (which is currently exercisable) acquired by Wachtel & Masyr, LLP, which provides certain legal services for the Company, in the private placement which we closed on September 1, 2006. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to his firm’s securities.

(6)
The shares of the Common Stock reported in the table include: (a) 100,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 which is currently exercisable; and (b) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is currently exercisable.

(7)
The shares of the Common Stock reported in the table include: (a) 50,000 shares issuable upon the exercise of an investor warrant expiring March 31, 2010 which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring December 12, 2010 which is currently exercisable; and (c) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is currently exercisable.

(8)
The shares of the Common Stock reported in the table include: (a) 400,000 shares of the 1,200,000 shares subject to a warrant expiring September 22, 2010, which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring September 29, 2009, which is currently exercisable; (c) 500,000 shares issuable upon the exercise of a warrant expiring August 31, 2011, which is currently exercisable; and (d) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is currently exercisable.

(9)
Each of Martin Sands and Steven Sands has dispositive power and voting power with respect to the shares of the Common Stock (including the shares issuable upon the exercise of warrants) owned by Sands Brothers Venture Capital LLC and three other Sands Brothers funds. No one of these funds individually owns more than 5% of the outstanding shares of the Common Stock as of April 13, 2009. As a result of the Sands possessing such dispositive and voting powers each may be deemed the beneficial owner with respect to the shares of the Common Stock held by each of these stockholders. However, each disclaims beneficial ownership of these shares.

(10)
Peter Nordin beneficially owns (a) 556,877 shares of our common stock and (b) 150,000 shares issuable upon the exercise of a warrant expiring March 31, 2010.  Peter Nordin APS owns (a) 938,815 shares of our common stock and (b) 266,667 shares issuable upon the exercise of a warrant expiring March 31, 2010.  The warrants are currently exercisable.  Peter Nordin may be deemed the beneficial owner of both the shares he owns personally and those of Peter Nordin APS because he has sole dispositive power and sole voting power with respect to the latter’s shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, a member of the Company’s Board of Directors, is a managing partner of this firm. During the year ended December 31, 2008, the Company was billed for legal services of $90,000. At December 31, 2008, the Company has recorded in accounts payable an obligation for legal fees of $0 related to these legal services.

The charter division of the Company manages several aircraft owned by an entity in which Mr. Wachtel along with two other directors of FirstFlight, Thomas Iovino and Stephen B. Siegel, are members. During the year ended December 31, 2008, the Company recorded direct revenue and expenses of $5,516,292 and $4,947,652, respectively, related to the Company’s management of these aircraft. At December 31, 2008 the Company had recorded in accounts receivable a balance of approximately $568,641 owed from this entity.

On April 26, 2007, Airborne entered into an agreement to lease an aircraft from a company, of which one of its members is Mr. Dow and the other member is an employee of Airborne. The terms of the lease provided for the payment of rent of $20,000 per month and a charge of $500 for each hour of aircraft use. The lease agreement, which was for a period of one year with automatic annual renewals, further provided that this aircraft would be managed by the Company through its charter segment, and through which the Company would retain 90% of the associated charter revenue.  The Company made use of this aircraft for certain business travel needs and paid these expenses to the lessor.  During the year ended December 31, 2008, the Company recorded revenue and expenses of approximately $314,000 and $509,000, respectively, in conjunction with the lease of this aircraft.

Information with respect to the Airborne divestiture was previously reported on Form 8-K on March 6, 2009 and is incorporated herein by reference.

FirstFlight’s Board of Directors adopted a Policy and Procedure Governing Related Party Transactions on April 26, 2007, which policy delegates certain functions related to the review and approval of related party transactions to the Audit Committee and the Compensation Committee.

Director Independence

FirstFlight’s Board of Directors made the determination of director independence in accordance with the definition set forth in The Nasdaq Stock Market, Inc. rules.  Under such definition, each of Donald Hecht and Jeffrey B. Mendell qualify as independent.  Accordingly, all members of the Audit Committee and all members of the Nominating Committee qualify as independent.  Of the members of the Compensation Committee, only Alvin S. Trenk would not qualify as independent because he is the father of a former director and executive officer who resigned on October 31, 2006.

In making its determination as to the independence of the two directors listed above, the Board did not consider any transactions, relationships or arrangements of such directors with the Company because there were none other then compensation arrangements for service applicable to them generally.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by Marcum & Kliegman LLP were approximately $160,000 and approximately $165,000 for the audits of the Company’s annual financial statements for the fiscal years ended December 31, 2008 and 2007, respectively, and the reviews of the financial statements included in the Company’s Forms 10-Qs and registration statements for those fiscal years.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered were $0 for the fiscal years ended December 31, 2008 and 2007.

Tax Fees. For the years ended December 31, 2008 and 2007, the principal accountant billed $0 for tax compliance.

All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant were $0 for the fiscal years ended December 31, 2008 and 2007.

Audit Committee Policies and Procedures. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accountants, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act , which should be nonetheless be approved by the Audit Committee of the Board of Directors prior to the completion of the audit. Each year the independent registered public accountants’s retention to audit our financial statements, including the associated fee, is approved by the Audit Committee before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent registered public accountants, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accountant’s independence from management. At each such subsequent meeting, the registered public accountants and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Since September 24, 2004 when the Board of Directors of FirstFlight initially authorized the engagement of Marcum & Kliegman LLP, pursuant to the Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Marcum & Kliegman LLP, has been approved in advance by the Audit Committee of the Board of Directors, and none of those engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

Part VI

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The consolidated financial statements of FirstFlight, Inc. and subsidiaries as of December 31, 2008 and 2007 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, which includes an explanatory paragraph as to the Company’s ability to continue as a going concern, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

(b)	Financial Statement Schedules

None.

(c)	Exhibits

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Merger dated as of July 26, 2004 by and between FirstFlight (then named Shadows Bend Development, Inc.) and FBO Air, Inc, an Arizona corporation (without schedules). (1)

3(i)	Articles of Incorporation of FirstFlight filed on June 2, 1998. (2)

3 (i)(1)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i) filed on October 15, 1999). (2)

3 (i)(2)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i) filed on June 2, 2000). (2)

3 (i)(3)	Certificate of Amendment to FirstFlight’s Articles of Incorporation (Exhibit 3(j) filed on July 30, 2004). (1)

3 (i) (4)	Certificate of Designations. (3)

3 (i) (5)	Certificate of Amendment to Articles of Incorporation (Exhibit 3(i)) filed on December 13, 2006).(4)

3 (i) (6)	Restated Articles of Incorporation.(4)

3(ii) (1)	Bylaws of FirstFlight, Inc. (12)

4.1	Common Stock Certificate. (12)

4.2	Form of Warrant expiring March 31, April 8 or April 15, 2010. (5)

4.3	Registration Rights Agreement (without schedule or exhibit). (5)

4.4	Form of Co-Investor Registration Rights Agreement (without schedule or exhibit). (5)

4.5	Copy of Warrant expiring September 22, 2010. (6)

4.6	Form of Subscription Agreement (including registration rights commitment). (10)

4.7	Copy of Warrant expiring August 31, 2011. (14)

10.1	Copy of Employment Agreement dated as of January 2, 2004 by and between Ronald J. Ricciardi and FirstFlight (as the successor by merger to FBO Air, Inc., an Arizona corporation). (8)

10.2	Copy of First Amendment effective April 1, 2005 to the Ricciardi Employment Agreement, a copy of which is filed as Exhibit 10.5. (5)

10.3	Copy of Second Amendment to the Ricciardi Employment Agreement, a copy of which is filed as Exhibit 10.7. (12)

10.4	Copy of Asset Purchase Agreement dated March 31, 2005 among FBO Air Garden City, Inc. and John A. Crotts. (5)

10.5	Copy of Stock Purchase Agreement dated March 31, 2005 between Tech Aviation Source, Ronald D. Ertley, Frank E. Paczewski, and FBO Air Wilkes-Barre, Inc. (5)

10.6	Copy of the FirstFlight, Inc. Stock Option Plan of 2005 dated as of December 13, 2005. (11)

10.7	Share Exchange Agreement between FirstFlight, Inc., Airborne, Inc. and John and Daphne Dow dated March 2, 2009. (13)

10.8	Loan Agreement between FirstFlight, Inc. and Airborne, Inc. dated March 2, 2009. (13)

10.9	Promissory Note between Airborne, Inc. and FirstFlight, Inc. dated March 2, 2009. (13)

10.10	Loan Agreement between FirstFlight, Inc. and EuroAmerican Investment Corp. dated March 2, 2009. (13)

10.11	Promissory Note between FirstFlight, Inc. and EuroAmerican Investment Corp. dated March 2, 2009. (13)

10.12	Loan Agreement between FirstFlight, Inc. and Five Star Bank dated March 2, 2009. (13)

10.13	Security Agreement between FirstFlight, Inc. and Five Star Bank dated March 2, 2009. (13)

10.14	Line of Credit Note between FirstFlight, Inc., Airborne, Inc., and Five Star Bank dated March 2, 2009. (13)

14	Code of Ethics. (9)

21	Subsidiaries. (13)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive and financial officer).

32.1	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

Footnotes:

(1) Incorporated by reference to FirstFlight's Current Report on Form 8-K filed on August 27, 2004.

(2) Incorporated by reference to FirstFlight’s Registration Statement Form SB-2, File No. 333-56046.

(3) Incorporated by reference to FirstFlight's Annual Report on Form 10-KSB for the year ended December 31, 2004.

(4) Incorporated by reference to FirstFlight’s Current Report on Form 8-K filed on December 18, 2006.

(5) Incorporated by reference to FirstFlight's Current Report on Form 8-K filed on April 6, 2005.

(6) Incorporated by reference to FirstFlight's Current Report on Form 8-K/A filed on November 3, 2005.

(7) Incorporated by reference to FirstFlight’s Current Report on Form 8-K filed on November 6, 2006.

(8) Incorporated by reference to FirstFlight's Current Report on Form 8-K filed on October 5, 2004.

(9) Incorporated by reference to FirstFlight’s Current Report on Form 8-K filed on May 24, 2006.

(10) Incorporated by reference to FirstFlight’s Registration Statement on Form SB-2, File No. 333-138994.

(11) Incorporated by reference to FirstFlight’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(12) Incorporated by reference to FirstFlight’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(13) Filed herewith.

(14) Incorporated by reference to FirstFlight’s Current Report on Form 8K filed on September 8, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstFlight, Inc.
(Registrant)

Date: April 15, 2009	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
President and Chief Executive Officer

SIGNATURE	TITLE	DATE

/s/ William B. Wachtel	Director	April 15, 2009
William B. Wachtel

/s/ Donald Hecht	Director	April 15, 2009
Donald Hecht

/s/ Jeffrey B. Mendell	Director	April 15, 2009
Jeffrey B. Mendell

/s/ Alvin S. Trenk	Director	April 15, 2009
Alvin S. Trenk

FirstFlight, Inc. Form 10-K for the Year Ended December 31, 2008
Exhibits Filed with the Annual Report

INDEX

Exhibit No.	Description of Exhibit
10.7	Share Exchange Agreement between FirstFlight, Inc., Airborne, Inc. and John and Daphne Dow dated March 2, 2009. (13)

10.8	Loan Agreement between FirstFlight, Inc. and Airborne, Inc. dated March 2, 2009. (13)

10.9	Promissory Note between Airborne, Inc. and FirstFlight, Inc. dated March 2, 2009. (13)

10.10	Loan Agreement between FirstFlight, Inc. and EuroAmerican Investment Corp. dated March 2, 2009. (13)

10.11	Promissory Note between FirstFlight, Inc. and EuroAmerican Investment Corp. dated March 2, 2009. (13)

10.12	Loan Agreement between FirstFlight, Inc. and Five Star Bank dated March 2, 2009. (13)

10.13	Security Agreement between FirstFlight, Inc. and Five Star Bank dated March 2, 2009. (13)

10.14	Line of Credit Note between FirstFlight, Inc., Airborne, Inc., and Five Star Bank dated March 2, 2009. (13)

21	Subsidiaries.

31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.