Form 10-Q
period 2009-03-31
FirstFlight, Inc.
filed 2009-05-20
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number: 000-52593

FIRSTFLIGHT, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0617649
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

101 Hangar Road, Avoca, PA	18641
(Address of Principal Executive Offices)	(Zip Code)

(570) 457-3400

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
Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐         No ☐

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
Yes ☐          No ☒

As of May 20, 2009, the registrant had 33,764,453 shares of its common stock, $0.001 par value, issued and outstanding.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2009

ii

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2009	December 31,
	(Unaudited)	2008
CURRENT ASSETS
Cash and cash equivalents	$274,922	$322,098
Accounts receivable	604,424	605,356
Inventories	266,380	229,699
Note receivable – current portion, less discount	36,763	—
Prepaid expenses and other current assets	97,012	156,898
Assets held for sale	—	4,861,941
Total current assets	1,279,501	6,175,992

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $414,303 and $383,592, respectively	835,904	751,730

OTHER ASSETS
Deposits	427,780	427,780
Assets held for sale	—	501,532
Note receivable, less discount	619,720	—
Intangible assets – trade names	100,000	100,000
Goodwill	2,368,284	2,368,284
Total other assets	3,515,784	3,397,596
TOTAL ASSETS	$5,631,189	$10,325,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$540,386	$274,869
Customer deposits	52,294	143,054
Line of credit	1,000,000	1,000,000
Accrued expenses	337,674	286,720
Notes payable – current portion	86,742	125,529
Liabilities associated with assets held for sale	—	5,100,964
Total current liabilities	2,017,096	6,931,136

LONG-TERM LIABILITIES
Notes payable - less current portion	923,861	139,535
Total liabilities	2,940,957	7,070,671

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 96,581,466;
33,764,453 shares issued and outstanding as of March 31, 2009; 37,182,987 shares issued and 36,582,987 shares outstanding as of December 31, 2008	33,764	37,183
Non-controlling interest	749,848	749,848
Additional paid-in capital	19,427,049	19,599,504
Accumulated deficit	(17,520,429)	(17,131,888)
TOTAL STOCKHOLDERS’ EQUITY	2,690,232	3,254,647
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,631,189	$10,325,318

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008

REVENUE	$1,740,072	$1,787,221
COST OF REVENUES	1,080,805	1,332,886
GROSS PROFIT	659,267	454,335

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	954,162	787,203

OPERATING LOSS FROM CONTINUING OPERATIONS	(294,895)	(332,868)

OTHER INCOME (EXPENSE)
OTHER (EXPENSE), net	(4,473)	(9,500)
INTEREST INCOME	—	3,929
INTEREST EXPENSE	(10,968)	(6,635)

TOTAL OTHER INCOME (EXPENSE)	(15,441)	(12,206)
NET LOSS FROM CONTINUING OPERATIONS	(310,336)	(345,074)

DISCONTINUED OPERATIONS
INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 2)	(547,468)	448,262
GAIN ON SALE OF SUBSIDIARY	469,262	—

TOTAL DISCONTINUED OPERATIONS	(78,205)	448,262
NET INCOME (LOSS)	$(388,541)	$103,188

Net income (loss) per Common Share – Basic and Diluted
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	(0.02)	0.01
Disposal of subsidiary	0.02	—
Sub-total discontinued operations	—	—
Total Basic and Diluted Net Income (Loss) Per Common Share	$(0.01)	$0.00

Weighted Average Number of Common Shares
Outstanding – Basic	35,674,793	36,582,987
Weighted Average Number of Common Shares Outstanding – Diluted	35,674,793	36,609,810

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(388,541)	$103,188
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	46,943	99,026
Gain on sale of subsidiary	(469,263)	—
Stock based compensation	63,224	147,703
Provision for doubtful accounts	—	7,279
(Gain) loss on sale of property and equipment	—	9,500
Changes in operating assets and liabilities:
Accounts receivable	177,124	(1,637,156)
Inventories	(35,819)	(123,311)
Prepaid expenses and other current assets	45,859	(106,795)
Accounts payable	(379,685)	1,025,141
Customer deposits	39,226	(392,139)
Accrued expenses	88,849	99,332
TOTAL ADJUSTMENTS	(423,542)	(871,420)

NET CASH USED IN OPERATING ACTIVITIES	(812,083)	(768,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	8,000
Issuance of notes receivable	(750,000)	—
Net cash of sold subsidiary	(229,188)	—
Purchase of property and equipment	(116,873)	(19,423)
NET CASH USED IN INVESTING ACTIVITIES	(1,096,061)	(11,423)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	750,000
Repayment of notes payable	(39,469)	(3,659)
NET CASH PROVIDED BY FINANCING ACTIVITIES	710,531	(3,659)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,197,613)	(783,314)

CASH AND CASH EQUIVALENTS – Beginning	1,472,535	2,400,152
CASH AND CASH EQUIVALENTS – Ending	$274,922	$1,616,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$13,637	$6,000
Income taxes	$4,473	$5,580

 See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes for FirstFlight, Inc. and its subsidiaries (collectively, the “Company”), which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2009 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008 have been prepared by the Company without audit. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of March 31, 2009 and its results of operations and cash flows for the three months ended March 31, 2009 not misleading have been included.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Discontinued Operations – Related Party Transaction

A wholly-owned subsidiary of the Company located in Elmira, New York, Airborne, Inc. (“Airborne”), was sold on March 2, 2009.  Management, with the authority to approve this transaction, committed to a plan to sell the charter operations in fourth quarter of 2008.  Also included in discontinued operations are Margeson & Associates (“M&A”) and New World Jet Corporation (“NWJC”), which were previously part of the Company’s charter operation.  Discontinued operations had revenue of approximately $38,300,000 for the year ended December 31, 2008.  Discontinued operations had an operating loss of approximately $3,880,000, including the write-off of goodwill and intangibles of approximately $2,635,000, for the year ended December 31, 2008.

For the year ended December 31, 2008, approximately $35,000,000 of revenue included in discontinued operations was part of the Company’s charter segment. The performance of the charter segment had declined significantly in recent quarters from a revenue and profitability standpoint and the Company believed it was unclear if an improvement in performance could be implemented in the near term.  Management has indicated that the current and anticipated decline in charter segment performance created considerable pressure on the cash flow of the Company as whole.  The Company believed that Airborne would require ongoing cash infusions in the near term in order to maintain operations and, in the absence of same, would imperil the company as a whole.  Management also believed that such an infusion could be less if Airborne were operated independently than were it to remain part of FirstFlight.  Additionally, the Company believed that significant savings in corporate overhead could be implemented in the event that Airborne was divested.

The Airborne sale was accomplished in the following manner:

On March 2, 2009, the Company entered into a Share Exchange Agreement with Airborne, John H. Dow, the former President and Chief Executive Officer of the Company, and Daphne Dow, pursuant to which the Company divested its ownership interest in Airborne.  Mr. Dow resigned from the Company immediately preceding this agreement.  Prior to the consummation of the Share Purchase Agreement, Airborne was a wholly-owned subsidiary of the Company. Airborne owns and operates an aircraft management and charter business.  Pursuant to the terms and conditions of the Share Exchange Agreement, Mr. and Mrs. Dow exchanged all of their 3,418,534 individually and jointly owned shares of Company Common Stock, valued at $239,297 on the date of the agreement, and all of their options and warrants having minimal value to purchase 1,100,000 shares of Company Common Stock owned by them in exchange for all of the issued and outstanding shares of Common Stock in Airborne owned by the Company.   All shares owned by Mr. and Mrs. Dow were returned to the treasury of the Company and retired.  As a result of the consummation of the Share Exchange Agreement, Mr. and Mrs. Dow became the sole owners of Airborne.  Concurrent with the consummation of the Share Exchange Agreement, Airborne also assumed all pre- and post-closing rights and obligations of the Company under lease agreements for the Company’s IST Center and the Company’s 236 Sing Sing Road, Horseheads, New York location.  The Company did not obtain a third party valuation with respect to this transaction.

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

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Simultaneous with the consummation of the Share Exchange, the Company made a non-interest bearing loan to Airborne of $750,000 pursuant to a Loan Agreement dated March 2, 2009 (the “Airborne Loan Agreement”).  Under the Airborne Loan Agreement, the Company made a commitment to loan Airborne an aggregate up to $750,000. $500,000 of such amount was loaned by the Company to Airborne on March 2, 2009, and the balance of which was loaned by the Company to Airborne on March 12, 2009 upon the satisfactory achievement by Airborne of certain agreed upon targets. Beginning on September 1, 2009 and continuing the first day of each month thereafter until July 31, 2015 Airborne shall the Company pay equal payments of $10,500 under the Airborne Loan Agreement. Beginning on August 1, 2015 and continuing the first day of each month thereafter the monthly payment by Airborne to the Company under the Airborne Loan Agreement shall be $8,000.  The Airborne Loan Agreement did not contain any personal guarantees from the shareholders of Airborne.  Balances due under the Airborne Loan Agreement are to be repaid from the cash flow of Airborne.  Due to uncertainties in the charter business, management is in the process of evaluating the collectability of this loan.  The Airborne Loan Agreement provides that in the event of a subsequent sale of Airborne or its assets, the proceeds of such sale shall be used first to repay the existing credit facility with Five Star Bank and next to repay any outstanding principal under the Airborne Loan Agreement.  In addition, the Airborne Loan Agreement provides that the Company will share a percentage of any remaining available sale proceeds, the amount of which will vary depending on the timing of a sale transaction.  The Airborne Loan Agreement has been recorded at its present value of $656,483.

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

A summary of the assets sold, liabilities assumed, costs incurred and calculated gain/loss as part of the transaction are as follows:

Cash and cash equivalents	$229,188
Accounts receivable, net	3,113,400
Inventories	171,320
Prepaid expenses and other current assets	308,082
Property and equipment, net	431,159
Deposits	38,325
Total assets sold	$4,291,474

Accounts payable	$4,148,742
Customer deposits	236,790
Accrued expenses	186,579
Notes payable – current portion	40,641
Total liabilities assumed	$4,612,752

Summary of gain on sale of subsidiary:
Net liabilities assumed	$321,277
Value of common shares surrendered	239,297
Less present value discount of Airborne Loan Agreement	(91,312)
Gain on sale of subsidiary	$469,262

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reported Airborne’s results for the three months ended March 31, 2009 and 2008 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

Components of discontinued operations are as follows:
	Three Months Ended March 31,
	2009	2008
Revenue	$3,911,447	$12,143,017
Cost of sales	3,381,030	10,335,667
Gross profit	530,417	1,807,350
Operating expenses	1,056,988	1,364,812
Operating income (loss) from discontinued operations	(526,571)	442,538
Interest income (expense), net	(2,670)	5,724
Other income (expense), net	(18,229)	—
Net income (loss) from discontinued operations	$(547,468)	$448,262

NOTE 3 – Going Concern & Management’s Liquidity Plans

As of March 31, 2009, the Company had cash and cash equivalents of $274,922 and had a working capital deficit of $737,595. The Company generated revenue of approximately $1,740,000 and net loss of approximately $388,500 for the three months ended March 31, 2009. For the three months ended March 31, 2009, cash flows of continuing and discontinued operations included net cash used in operating activities of $812,083, net cash used in investing activities of $1,096,061, and net cash provided financing activities of $710,531.

The Company initiated operations at the Downtown Manhattan Heliport (the “Heliport”) on November 1, 2008 pursuant to a concession agreement with the City of New York through the New York City Economic Development Corporation (the “Agreement”). Under the Agreement, FirstFlight is responsible for a minimum annual guaranteed payment of $1,200,000 in the first year of FirstFlight’s operation of the Heliport. Minimum annual guarantee payments are made on a monthly basis and recorded as operating expenses of the Heliport.  The Company also agreed to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 in the first two years of the Agreement and up to another $1,000,000 by the end of the fifth year of the Agreement.  Management believes that earnings from the operation will be sufficient to satisfy the minimum annual guarantee and has secured a verbal agreement to fund the capital improvements as required.  During the year ended December 31, 2008, the Company received aggregate cash of approximately $725,000 in exchange for a one percent membership interest in FFH.

On September 26, 2008, FirstFlight completed a revolving line of credit agreement (the “Credit Facility”) with Five Star Bank (the “Bank”). The Credit Facility provides the Company with a $1,000,000 revolving line of credit with the Bank. Amounts outstanding under the Credit Facility will bear interest at a rate equal to the prime rate published in the Wall Street Journal form time to time plus 200 basis points. The Credit Facility is secured by all of the Company’s assets as well as the assets of Airborne and Airborne is an additional guarantor of the Credit Facility.  The Credit Facility is payable upon demand by the Bank and requires interest payments based on outstanding balances at an interest rate of prime plus 200 basis points (5.75% as of March 31, 2009).  See Note 2 regarding amended loan agreement.  As described in Note 2, in connection with the Airborne divestiture, the Bank retains a first lien against all of Airborne’s and FirstFlight’s assets.  Further, Airborne joins FirstFlight as joint and several guarantors of borrowings against the Credit Facility.  In the event of a sale of Airborne, the Bank shall receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 4 - Summary of Significant Accounting Policies

Principles of Consolidation
The condensed consolidated financial statements include the accounts of FirstFlight, Inc. and its wholly-owned subsidiaries, FBO Air Wilkes-Barre, Inc. (“FBOWB”), FBO Garden City, Inc. “FBOGC”), FBO Air WB Leasing (“WB Leasing”), and FirstFlight Heliports, LLC (“FFH”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  Results associated with Airborne, M&A and NWJC, constituting the charter segment, are reported as discontinued operations in the accompanying condensed consolidated financial statements.

Net Income (Loss) Per Common Share
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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Three Months Ended March 31,
	2009*	2008**
Weighted average common shares outstanding, basic	35,674,793	36,582,987
Common shares upon exercise of options	—	26,823
Common shares upon exercise of warrants	—	—
Weighted average common shares outstanding, diluted	35,674,793	36,609,810

* Potential common shares of 14,827,121 for the three months ended March 31, 2009, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

** Potential common shares of 13,725,298 for the three months ended March 31, 2008, were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), entitled “Share-Based Payment” (“FAS 123R”), as adopted by the Financial Accounting Standards Board (“FASB”). Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  For the three months ended March 31, 2009, the Company incurred stock based compensation of $63,224 as compared to $147,703 for the three months ended March 31, 2008.  Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  As of March 31, 2009, the unamortized fair value of the options and restricted stock totaled $366,952.

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

The fair value of each share-based payment award granted during the three months ended March 31, 2009 was estimated using the Black-Scholes option pricing model with the following weighted average fair values:

For the Three Months Ended March 31, 2009
Dividend yield	0%
Expected volatility	370%
Risk-free interest rate	1.47%
Expected lives	6.0 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the three months ended March 31, 2009 was $0.08.

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

Recently Issued Accounting Pronouncements
In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107,  Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this provision is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The adoption of EITF 07-5 did not have a material impact on the Company’s results of operations and financial condition.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements –  an amendment  of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company would be required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company adopted SFAS No. 160 and reclassified the non-controlling interest in FFH as a separate component of consolidated stockholders’ equity.  The adoption of SFAS No. 160 did not have a material impact on the Company’s result of operations.

NOTE 5 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers.  The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.  A summary of inventories as of March 31, 2009 and December 31, 2008 is set forth in the following table:

	March 31, 2009	December 31, 2008
Parts inventory	$104,175	$101,006
Fuel inventory	152,201	116,532
Other inventory	10,004	12,161
Total inventory	$266,380	$229,699

Included in inventories are amounts held for third parties of $109,682 and $45,484 as of March 31, 2009 and December 31, 2008, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 6 - Stockholders’ Equity

Stock Options
Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2009	3,310,000	$0.49
Granted	250,000	0.08
Exercised	—	—
Forfeited	(1,250,000)	(0.40)
Balance, March 31, 2009	2,310,000	$0.49
Exercisable at March 31, 2009	1,635,000	$0.48

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On January 19, 2009, under the terms of an employment agreement, the Company granted an employee a stock option to purchase 250,000 shares of the common stock at $0.08 per share, the closing price of the Company’s common stock on January 18, 2009.  This option vests on January 19, 2010 and is exercisable until January 18, 2015.  This option is valued at $20,000 and is being amortized over the two-year term of the employment agreement.

Warrants
Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2009	13,117,121	$0.74
Granted	—	—
Exercised	—	—
Forfeited	(600,000)	(1.00)
Balance, March 31, 2009	12,517,121	$0.48
Exercisable at March 31, 2009	12,517,121	$0.48

On July 22, 2008, the Company issued a warrant to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  This warrant is currently exercisable and expires on July 22, 2013.  Subject to the Company’s legal remedies and rights under the Stock Purchase Agreement, the vesting of these warrants were accelerated by the Airborne divestiture and resulted in a charge of $191,167 as of December 31, 2008 to discontinued operations relating to the fair value of the vested warrants.

Restricted Stock
On August 5, 2008, under the terms of a consulting agreement, the Company granted 600,000 shares of restricted stock in connection with the NWJC acquisition.  Subject to the Company’s legal remedies and rights under the consulting agreement, the restricted stock vests ratably over three years and resulted in a charge of $222,000 to operations as of December 31, 2008.  Such shares were issued as of March 31, 2009.

NOTE 7 – Related Parties

The firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, the Company’s Chairman of the Board, is a managing partner of this firm. During the three months ended March 31, 2009, the Company was billed approximately $136,000 for legal services.  During the three months ended March 31, 2008, the Company was billed approximately $30,000 for legal services. At March 31, 2009 and December 31, 2008, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $136,000 and $0, respectively, related to legal services provided by such firm.

NOTE 8 - Litigation

On November 20, 2008, an Article 78 proceeding in the Supreme Court of the State of New York County of New York was initiated against New York City Economic Development Corporation; the City of New York Department of Small Business Services; Robert Walsh, in his capacity as Commissioner of the Department of Small Business Services; William C. Thompson, Jr., Comptroller of the City of New York, Office of the New York City Comptroller; The Honorable Mayor Bloomberg in his capacity as Mayor of the City of New York, by Petitioners Linden Airport Management Corporation and Paul P. Dudley, individually, objecting to the award of a concession for the Fixed-Base Operator for the Downtown Manhattan Heliport to FirstFlight, Inc.  Shortly thereafter, FirstFlight was joined as a necessary party to the Article 78 proceeding.  The Petitioners alleged that the selection process for awarding FirstFlight the concession, was arbitrary, capricious and an abuse of permitted discretion and made in violation of lawful procedure.  In relation to this allegation, Petitioners sought an annulment of the previous award of the concession and a new “Request for Proposals” process in order to award the concession to an entity other than FirstFlight.  Petitioners also alleged a breach of public trust against the City of New York and damages of at least $1,000,000.  On April 21, 2009, this proceeding was dismissed by the Supreme Court of the State of New York County of New York.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 7, 2009, Terrance P. Kelley and Gold Jets, LLC commenced an action against FirstFlight, Inc., New World Jet Corporation, New World Jet Acquisition Corporation, and Doe Corporation, being a fictitious name of a known entity, in the Supreme Court of the State of New York, County of Monroe.  The plaintiffs allege breaches of the Stock Purchase Agreement and the Consulting Agreement, which were entered into in connection with the purchase of New World Jet Corporation by New World Jet Acquisition Corporation, a wholly-owned subsidiary of FirstFlight.  The plaintiffs seek declaratory relief and damages in an amount not less than $200,000.  Management has indicated that the proceeding is in its preliminary stages, but that the Company intends to vigorously defend itself in this matter.  In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations, but there were no such assurances. The Company has accounted for this action in accordance with SFAS No. 5, “Accounting for Contingencies.”

NOTE 9 – Subsequent Events

On April 10, 2009, FBOWB entered into an Amendment to Secured Promissory Note with two individual note holders (collectively, the “Holders”) under which the Holders agreed to reduce the collective remaining principal of their Notes to $180,000 from $200,000.  The Holders further agreed that the principal, which would otherwise have been paid in equal payments of $100,000 on April 1, 2009 and April 1, 2010 with zero interest, will now be paid over a twenty-four month period with each payment including principal and interest at the rate of 5% per year.

NOTE 10 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company’s consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The adoption of these pronouncements did not have a material impact on the Company’s consolidated results of operations or financial condition.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated condensed financial statements and related notes appearing elsewhere in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements," as well as those discussed elsewhere in this report.

OVERVIEW

FirstFlight, Inc. (“we”, “us”, “our”) is a Nevada corporation, the common stock, $0.001 par value (the “common stock”), of which is publicly traded on the over the counter bulletin board system under the symbol “FFLT.OB”.  Through our subsidiaries, we operate in the fixed base operation (“FBO”) segment of the general aviation industry.  An FBO provides ground-based services such as fueling and hangaring for general aviation, commercial, and military aircraft; aircraft maintenance, and other miscellaneous services.  We also provide consulting services for a non-owned FBO facility and serve as the operator of a heliport.

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

On November 1, 2008, the New York heliport facility became part of our company through the awarding of a concession agreement by the City of New York to operate the Downtown Manhattan Heliport.  The business is operated through a subsidiary, FirstFlight Heliports, LLC (“FFH”).

Discontinued Operations

In March 2009, we completed the sale of our charter operations located in Elmira, New York.  This segment originally became part of our company through our acquisition of Airborne, Inc. (“Airborne”).  Management, with the authority to approve this transaction, committed to a plan to sell the charter operations in fourth quarter 2008.  Accordingly, the accompanying financial statements for all periods have been presented to reflect the accounting of discontinued operations for the divestiture of this subsidiary.

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

Simultaneous with the consummation of the Share Exchange, the Company made a non-interest bearing loan to Airborne of $750,000 pursuant to a Loan Agreement dated March 2, 2009 (the “Airborne Loan Agreement”).  Under the Airborne Loan Agreement, the Company made a commitment to loan Airborne an aggregate up to $750,000; $500,000 of such amount was loaned by the Company to Airborne on March 2, 2009, and the balance of which was loaned by the Company to Airborne on March 12, 2009 upon the satisfactory achievement by Airborne of certain agreed upon targets. Beginning on September 1, 2009 and continuing the first day of each month thereafter until July 31, 2015 Airborne shall the Company pay equal payments of $10,500 under the Airborne Loan Agreement. Beginning on August 1, 2015 and continuing the first day of each month thereafter the monthly payment by Airborne to the Company under the Airborne Loan Agreement shall be $8,000.  The Airborne Loan Agreement did not contain any personal guarantees from the shareholders of Airborne.  Balances due under the Airborne Loan Agreement are to be repaid from the cash flow of Airborne.  Due to uncertainties in the charter business, management is in the process of evaluating the collectability of this loan.  The Airborne Loan Agreement provides that in the event of a subsequent sale of Airborne or its assets, the proceeds of such sale shall be used first to repay the existing credit facility with Five Star Bank and next to repay any outstanding principal under the Airborne Loan Agreement.  In addition, the Airborne Loan Agreement provides that the Company will share a percentage of any remaining available sale proceeds, the amount of which will vary depending on the timing of a sale transaction.  The Airborne Loan Agreement has been recorded at its present value of $656,483.

Also on March 2, 2009, the Company, Airborne and Five Star Bank (“Five Star”) entered into a Loan Agreement (the “Five Star Loan Agreement”). Under the Five Star Loan Agreement, among other things, Five Star made a commitment to loan the Company and Airborne an aggregate of up to $1,000,000 on a demand line of credit basis.  The Five Star Bank Loan Agreement replaced the Company’s existing credit facility with Five Star (See Note 2 to the condensed consolidated financial statements). Approximately $1,000,000 was outstanding under the Five Star Loan Agreement and its predecessor credit facility as of December 31, 2008 and March 1, 2009. Airborne and the Company are jointly and severally responsible for the repayment of all outstanding borrowings under the Five Star Loan Agreement. Additional borrowings permitted to be made under the Five Star Loan Agreement may only be made by the Company. Interest on the outstanding principal amount under the Five Star Loan Agreement accrues at a variable rate equal to the Wall Street Journal prime rate then in effect from time to time plus 200 basis points, or 5.25% as of March 2, 2009. The Five Star Loan Agreement is evidenced by a Line of Credit Note, which is payable in equal, monthly interest-only payments unless demanded earlier by Five Star.  The Five Star Loan Agreement contains customary representations, warranties and financial covenants.  Borrowings under the Loan Agreement are secured by (i) a blanket security interest in all of the assets of the Company and Airborne, (ii) an unlimited guaranty from the subsidiaries of the Company and Airborne, and (iii) a limited personal guaranty from Mr. Dow and from Mr. Wachtel.

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

REVENUE AND OPERATING RESULTS

The following table summarizes the revenue and operating results of our continuing operations:

Consolidated Statement of Operations Data:	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenue	$1,740,072	$1,787,221
Net income (loss)	$(310,336)	$(345,074)
Net income (loss) per share – basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares – basic	35,674,793	36,582,987
Weighted average number of shares – diluted	35,674,793	36,609,810

Balance Sheet Data: (in thousands)	March 31, 2009	December 31, 2008
Working capital (deficit)	$(738)	$(756)
Total assets	$5,631	$4,962
Total liabilities	$2,941	$1,970
Stockholders’ equity	$2,690	$3,255
Total liabilities and Stockholders’ equity	$5,631	$10,325

Management’s Discussion and Analysis of Financial Condition and Results of Operations

 This Management’s Discussion and Analysis of Results of Operations gives effect only to our continuing operations.

Comparison of the Three Months Ended March 31, 2009 and March 31, 2008.

REVENUE

Revenue decreased by 3.0 percent to approximately $1,740,000 for the three months ended March 31, 2009 as compared with corresponding prior-year period revenue of approximately $1,790,000.

Revenue associated with the sale of jet fuel, aviation gasoline and related items decreased by 40.9 percent to approximately $870,000 in the three months ended March 31, 2009 as compared to the same period in the prior year.  Revenue associated with the operation of the Downtown Manhattan Heliport (the “Heliport”), which was initiated on November 1, 2008, represented approximately $670,000 in the three months ended March 31, 2009 against no comparable revenue in the prior year period.  Revenue associated with maintenance activities decreased by 35.2 percent to approximately $180,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 60.9 percent to approximately $22,640 in the three months ended March 31, 2009 as compared to the same period in the prior year.

The decrease in revenue associated with the sale of jet fuel, aviation gasoline and related items was related to a combination of lower volume along with lower average fuel prices as compared with the prior year.  We generally price our fuel products on a fixed dollar margin basis.  As the cost of fuel decreases, the corresponding customer price decreases as well.  If volume is constant, this methodology yields lower revenue but at comparable gross margins.

The decrease in maintenance revenue was due to decreases in both charges for labor services and for parts.  The primary reason for the decreases in both categories was a generally lower level of activity associated with jet aircraft domiciled at the Pennsylvania facility.

The decrease in revenue associated with the leasing of aircraft and office space along with the management on non-owned FBO facilities was directly related to a planned reduction in fees associated with the management of non-owned FBO facilities.

GROSS PROFIT

Total gross profit increased 45.1 percent to approximately $660,000 in the three months ended March 31, 2009 as compared with the three months ended March 31, 2008.  Gross profit as a percent of revenue increased to 37.9 percent in the three months ended March 31, 2009 as compared to 25.4 percent in the same period in the prior year.  The impact of the Heliport operation was a major factor in the increase in gross profit, contributing approximately $370,000 in 2009 with no corresponding impact in 2008.  In the absence of the Heliport, gross profit in the three months ended March 31, 2009 would have been 27.1 as a percent of revenue as compared to 25.3 in the same period in prior year.  The increase in gross profit on this adjusted percent of revenue basis is attributable to generally lower average fuel cost as described above.

OPERATING EXPENSE

Selling, General and Administrative – FBO Operations

Selling, general and administrative (“SG&A”) expenses associated with our FBO operations were approximately $800,000 in the three months ended March 31, 2009, an increase of approximately $420,000 or 52.7 percent as compared to the three months ended March 31, 2008.  Without the introduction of the Heliport, SG&A associated with our FBO operations would have decreased by approximately $37,700.

SG&A associated with our FBO operations, as a percentage of revenue, was 46.0 percent for the three months ended March 31, 2009 as compared with 21.1 percent in the corresponding prior year period.  Once again, the introduction of the Heliport was a major factor.  In the absence of the Heliport, SG&A associated with our FBO operations, as a percent of revenue, would have decreased to 19.6 percent of revenue; a more meaningful comparison to the 21.1 percent in the three months ended March 31, 2008.

Selling, General and Administrative – Corporate Operations

Corporate expense was approximately $153,000 for the three months ended March 31, 2009, representing a decrease of approximately $250,000 as compared with the corresponding prior year period.   The decrease was largely driven by a combination of lower head-count in connection with the elimination of costs associated with our former President & Chief Executive Officer through the divestiture of Airborne, the departure of our Senior VP & Chief Executive Officer at December 31, 2008, stock-based compensation expenses that were approximately $84,000 less in the three months ended March 31, 2009 than they were in the same period in the prior year, and by the costs associated with our investor relations efforts, which represented approximately $32,300 for the three months ended March 31, 2008 as compared to zero expenses in the current year period.

The elimination of costs due to the resignation of our former Senior Vice President and Chief Financial Officer and our prior President and Chief Executive Officer will significantly decrease the level of corporate expenses in coming quarters.  Other individuals within the Company will absorb the responsibilities of these individuals.  Beyond these cost reductions, management intends to aggressively negotiate fees associated with professional support and anticipates that savings will be realized in 2009 as compared to 2008.

OPERATING INCOME (LOSS)

Operating loss from continuing operations decreased by 11.4 percent to approximately $295,000 in the three months ended March 31, 2009 as compared to the same period in 2008.  Operating losses were offset by a combination of lower levels of non-corporate operating expenses and increased gross margin, both of which are described above.

Depreciation and Amortization

Depreciation and amortization from continuing operations was approximately $31,000 and $15,700 for the three months ended March 31, 2009 and 2008, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2009 was approximately $11,000 as compared to approximately $6,600 for the same period in 2008.  We anticipate that interest costs will in increase in 2009 as a result of higher interest rates under our new Credit Facility (See Note 3 to the condensed consolidated financial statements – Going Concern and Management’s Liquidity Plans) and the service on the EuroAmerican Note (see Note 2 to the condensed consolidated financial statements – Discontinued Operations).

Net Income/Loss Per Share

Net loss for the three months ended March 31, 2009 was approximately $388,500 as compared to net income of approximately $103,000 for the three months ended March 31, 2008.  The increase in net losses were as a result of the items discussed above plus the additional net loss of approximately $78,200 associated with discontinued operations.

Basic and diluted net loss per share for the three months ended March 31, 2009 was $0.01 and $0.02 for continuing and discontinued operations, respectively, plus a gain of $0.02 for the gain on sale of subsidiary, for a total net loss of $0.01 per share.  For the three months ended March 31, 2008, we had basic and diluted net losses per share of $0.01 for continuing operations and basic and diluted net income of $0.01 per share for discontinued operations, for a total net income per share of $0.00.

LIQUIDITY AND CAPITAL RESOURCES

This liquidity and capital resources section gives effect only to continuing operations.

As of March 31, 2009, we had cash and cash equivalents of $274,922 and had a working capital deficit of $737,595. We generated revenue of approximately $1,740,000 and net loss of approximately $388,500 for the three months ended March 31, 2009. For the three months ended March 31, 2009, net cash used in operating activities was $812,083, net cash used in investing activities was $1,096,061 and net cash provided by financing activities was $710,531.

We initiated operations at the Heliport on November 1, 2008 pursuant to an agreement with the City of New York through the New York City Economic Development Corporation (the “Agreement”). Under the Agreement, FirstFlight is responsible for minimum annual guaranteed payments of $1,200,000 in the first year of FirstFlight’s operation of the Heliport. We also agreed to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 over the first two years of the Agreement and another $1,000,000 by the end of the fifth year of the Agreement. We believe that earnings from the operation will be sufficient to satisfy the minimum annual guarantee and we have secured a verbal commitment to fund the capital improvements as required.  During the year ended December 31, 2008, the Company received aggregate cash of approximately $725,000 in exchange for a one percent membership interest in FFH.

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

Going Concern

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

During the three months ended March 31, 2009, we had a net decrease in cash and cash equivalents of $1,197,613. Our sources and uses of funds from continuing and discontinued operations during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2009, net cash used in operating activities was $812,083. This amount included a decrease in operating cash related to a net loss of $388,541 and additions for the following items: (i) depreciation and amortization, $46,943; and (ii) stock-based compensation expense, $63,224.  The increase in cash used in operating activities in 2009 was offset by a decrease of approximately $98,000 in operating assets and liabilities for the following decreases: (i) gain on sale of subsidiary, $469,263; (ii) accounts receivable, $177,124;  (iii) prepaid expenses, $45,859; (iv) customer deposits, $39,226; and (v) accrued expenses, $88,849 along with increases in: (i) inventories, $35,819 and (ii) accounts payable, $379,685.  For the three months ended March 31, 2008, cash used in operating activities amounted to $768,232. This amount included net income of $103,188, depreciation and amortization charges of $99,026 and stock-based compensation expense of $147,703. Cash used in operations due to changes in operating assets and liabilities included a decrease in cash associated with increases of accounts receivable, inventories, prepaid expenses and customer deposits of $1,637,156, $123,311, $106,795 and $392,139, respectively.

Cash from Investing Activities

For the three months ended March 31, 2009, net cash used in investing activities was $346,061 and was attributable to the purchase of property and equipment ($116,873) issuance of a note receivable ($750,000) and net cash of discontinued operations ($229,188).  For the three months ended March 31, 2008, net cash used in investing activities was $11,423 and was attributable to net proceeds from the sale of assets of $8,000 and the purchase of equipment of $19,423.

Cash from Financing Activities

For the three months ended March 31, 2009, net cash provided by financing activities was $710,531, consisting of proceeds from a note payable of $750,000 in connection with the divestiture of Airborne offset by repayment of notes payable of $39,469.  For the three months ended March 31, 2008, net cash used in financing activities was $3,659, consisting of the repayment of notes payable.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107,  Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this provision is not expected to have a material impact on the Company’s financial position and results of operations.

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The adoption of EITF 07-5 did not have a material impact on our results of operations and financial condition.

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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, we would be required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. We would also be required to present any net income allocable to non-controlling interests and net income attributable to our stockholders separately in our consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We adopted SFAS No. 160 and reclassified the non-controlling interest in FFH as a separate component of consolidated stockholders’ equity.  The adoption of SFAS No. 160 did not have a material impact on the Company’s results of operations.

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors” and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2009, there were no material changes to the quantitative and qualitative disclosures about market risks presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T – Controls and Procedures

Disclosure of Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Exchange Act and the rules and forms of the Commission. Our principal executive officer and principal financial officer, supervised and participated in the evaluation and concluded, based on his review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), are designed to provide reasonable assurance and that the disclosure controls and procedures were effective as of the end of the period covered by the report to provide reasonable assurance that material information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based upon the evaluation, our principal executive and principal financial officer, has concluded  there is a significant deficiency with respect to the Company’s internal control over financial reporting as defined in Rule 13a-15(e). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The deficiency identified by management relates to the lack of sufficient accounting resources to apply certain U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

Changes in Internal Control Over Financial Reporting

Our Senior Vice President and Chief Financial Officer resigned effective December 31, 2008.  The Company currently lacks adequately trained accounting personnel with appropriate US GAAP expertise for certain complex transactions.  Management believes this weakness is considered a significant deficiency but does not rise to the level of a material weakness due to the compensating supervisory controls as discussed below.

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

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that such controls and procedures are effective at the "reasonable assurance" level.

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

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (principal executive and principal financial officer).*

32.1	Section 1350 Certification.*

*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstFlight, Inc.

Date: May 20, 2009	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
President & Chief Executive Officer