Form 10-Q
period 2009-06-30
FirstFlight, Inc.
filed 2009-08-19
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2009

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
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐       No ☒

As of August 17, 2009, the registrant had 33,764,453 shares of its common stock, $0.001 par value, issued and outstanding.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2009

Index

ii

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31,
	(Unaudited)	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$220,397	$322,098
Accounts receivable	751,238	605,356
Inventories	301,025	229,699
Note receivable – current portion, less discount	91,908	—
Prepaid expenses and other current assets	128,858	156,898
Assets held for sale	—	4,861,941
Total current assets	1,493,426	6,175,992

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $447,692 and $383,592 respectively	906,992	751,730

OTHER ASSETS
Deposits	435,677	427,780
Assets held for sale	—	501,532
Note receivable, less discount	564,575	—
Intangible assets – trade names	100,000	100,000
Goodwill	2,368,284	2,368,284
Total other assets	3,468,536	3,397,596
TOTAL ASSETS	$5,868,954	$10,325,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$589,296	$274,869
Customer deposits	60,260	143,054
Line of credit	1,000,000	1,000,000
Accrued expenses	522,804	286,720
Notes payable – current portion	170,013	125,529
Liabilities associated with assets held for sale	—	5,100,964
Total current liabilities	2,342,373	6,931,136

LONG-TERM LIABILITIES
Notes payable - less current portion	849,732	139,535
Total liabilities	3,192,105	7,070,671

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000;
33,764,453 shares issued and outstanding as of June 30, 2009; 37,182,987 shares issued and 36,582,987 shares outstanding as of December 31, 2008	33,764	37,183
Non-controlling interest	749,848	749,848
Additional paid-in capital	19,659,393	19,599,504
Accumulated deficit	(17,766,156)	(17,131,888)
TOTAL STOCKHOLDERS’ EQUITY	2,676,849	3,254,647
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,868,954	$10,325,318

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

REVENUE	$2,125,702	$2,495,747	$3,865,774	$4,282,975
COST OF REVENUE	1,175,868	1,918,961	2,256,673	3,251,847
GROSS PROFIT	949,833	576,786	1,609,100	1,031,128

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	1,280,706	950,425	2,234,869	1,737,635

OPERATING LOSS FROM CONTINUING OPERATIONS	(330,873)	(373,639)	(625,769)	(706,507)

OTHER INCOME (EXPENSE)
OTHER INCOME, net	116,340	—	111,867	(9,500)
INTEREST INCOME	7,897	1,908	7,897	5,837
INTEREST EXPENSE	(39,089)	(3,744)	(50,057)	(10,379)
TOTAL OTHER INCOME (EXPENSE)	85,148	(1,836)	69,707	(14,042)

NET LOSS FROM CONTINUING OPERATIONS	(245,725)	(375,475)	(556,062)	(720,549)

DISCONTINUED OPERATIONS:
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 2)	—	387,056	(547,468)	835,318
GAIN FROM DISPOSAL OF SUBSIDIARY	—	—	469,262	—

TOTAL DISCONTINUED OPERATIONS	—	387,056	(78,205)	835,318

NET INCOME (LOSS)	$(245,725)	$11,580	$(634,267)	$114,768

Net income (loss) per Common Share – Basic and Diluted

Continuing operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Discontinued operations	—	0.01	(0.02)	0.02

Disposal of subsidiary	—	—	0.01	—

Sub-total discontinued operations	—	0.01	(0.00)	0.02

Total Basic and Diluted Net Income (Loss) Per Common Share	$(0.01)	$0.00	$(0.02)	$0.00
Weighted Average Number of Common Shares
Outstanding – Basic	33,764,453	36,582,987	34,714,346	36,582,987
Weighted Average Number of Common Shares
Outstanding – Diluted	33,764,453	36,648,132	34,714,346	36,608,424

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(634,267)	$114,768
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	64,632	195,502
Gain on sale of subsidiary	(570,582)	—
Stock based compensation	255,351	246,923
Provision for doubtful accounts	—	7,279
(Gain) loss on sale of property and equipment	—	9,500
Changes in operating assets and liabilities:
Accounts receivable	30,310	82,235
Inventories	(70,465)	(184,137)
Prepaid expenses and other current assets	43,667	(38,179)
Accounts payable	(330,775)	(521,259)
Customer deposits	47,192	(373,221)
Accrued expenses	(30,240)	340,979
TOTAL ADJUSTMENTS	(560,910)	(234,378)

NET CASH USED IN OPERATING ACTIVITIES	(1,195,177)	(119,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	8,000
Issuance of notes receivable	(750,000)	—
Net cash of sold subsidiary	(229,188)	—
Purchase of property and equipment	(219,894)	(41,516)
Deposits	—	(120,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,199,082)	(153,516)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	750,000	(108,134)
Repayment of notes payable	(77,140)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	672,860	(108,134)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,252,137)	(381,260)

CASH AND CASH EQUIVALENTS – Beginning	1,472,535	2,400,152
CASH AND CASH EQUIVALENTS – Ending	$220,397	$2,018,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$50,057	$12,010
Income taxes	$4,690	$5,580

See notes to condensed consolidated financial statements.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes for FirstFlight, Inc. and its subsidiaries (collectively, the “Company”), which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of June 30, 2009 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2009 and 2008 have been prepared by the Company without audit. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of June 30, 2009 and its results of operations and cash flows for the three and six months ended June 30, 2009 not misleading have been included.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Discontinued Operations – Related Party Transaction

A wholly-owned subsidiary of the Company located in Elmira, New York, Airborne, Inc. (“Airborne”), was sold on March 2, 2009.  Also included in discontinued operations are Margeson & Associates (“M&A”) and substantially all of the assets of New World Jet Corporation (“NWJC”), which were previously part of the Company’s charter operation.  Discontinued operations had revenue of approximately $38,300,000 for the year ended December 31, 2008.  Discontinued operations had an operating loss of approximately $3,880,000, including the write-off of goodwill and intangibles of approximately $2,635,000, for the year ended December 31, 2008.

For the year ended December 31, 2008, approximately $35,000,000 of revenue included in discontinued operations was part of the Company’s charter segment. The performance of the charter segment had declined significantly in recent quarters from a revenue and profitability standpoint and the Company believed it was unclear if an improvement in performance could be implemented in the near term.  Management believed that the decline in charter segment performance created considerable pressure on the cash flow of the Company as whole and that Airborne would require ongoing cash infusions in the near term in order to maintain operations.  In the absence of such cash infusions, management believed that Airborne’s operations would imperil the Company as a whole.  Management also believed that such an infusion could be less if Airborne were operated independently than were it to remain part of FirstFlight.  Additionally, the Company believed that significant savings in corporate overhead could be implemented in the event that Airborne was divested.

The Airborne sale was accomplished in the following manner:

On March 2, 2009, the Company entered into a Share Exchange Agreement with Airborne, John H. Dow, the former President and Chief Executive Officer of the Company, and Daphne Dow, pursuant to which the Company divested its ownership interest in Airborne.  Mr. Dow resigned from the Company immediately preceding the execution of this agreement.  Prior to the consummation of the Share Purchase Agreement, Airborne was a wholly-owned subsidiary of the Company. Airborne owns and operates an aircraft management and charter business.  Pursuant to the terms and conditions of the Share Exchange Agreement, Mr. and Mrs. Dow exchanged all of their 3,418,534 individually and jointly owned shares of Company Common Stock, valued at $239,297 on the date of the agreement, and all of their options and warrants having minimal value to purchase 1,100,000 shares of Company Common Stock owned by them in exchange for all of the issued and outstanding shares of Common Stock in Airborne owned by the Company.   All shares owned by Mr. and Mrs. Dow were returned to the treasury of the Company and retired.  As a result of the consummation of the Share Exchange Agreement, Mr. and Mrs. Dow became the sole owners of Airborne.  Concurrent with the consummation of the Share Exchange Agreement, Airborne also assumed all pre- and post-closing rights and obligations of the Company under lease agreements for the Company’s IST Center and the Company’s 236 Sing Sing Road, Horseheads, New York location.  The Company did not obtain a third party valuation with respect to this transaction.

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

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Simultaneous with the consummation of the Share Exchange, the Company made a non-interest bearing loan to Airborne of $750,000 pursuant to a Loan Agreement dated March 2, 2009 (the “Airborne Loan Agreement”).  Under the Airborne Loan Agreement, the Company made a commitment to loan Airborne an aggregate up to $750,000. $500,000 of such amount was loaned by the Company to Airborne on March 2, 2009, and the balance of which was loaned by the Company to Airborne on March 12, 2009 upon the satisfactory achievement by Airborne of certain agreed upon targets. Beginning on September 1, 2009 and continuing the first day of each month thereafter until July 31, 2015 Airborne shall pay equal payments of $10,500 to the Company under the Airborne Loan Agreement. Beginning on August 1, 2015 and continuing the first day of each month thereafter the monthly payment by Airborne to the Company under the Airborne Loan Agreement shall be $8,000.  The Airborne Loan Agreement did not contain any personal guarantees from the shareholders of Airborne.  Balances due under the Airborne Loan Agreement are to be repaid from the cash flow of Airborne.  Due to uncertainties in the charter business, management is in the process of evaluating the collectability of this loan.  The Airborne Loan Agreement provides that in the event of a subsequent sale of Airborne or its assets, the proceeds of such sale shall be used first to repay the existing credit facility with Five Star Bank and next to repay any outstanding principal under the Airborne Loan Agreement.  In addition, the Airborne Loan Agreement provides that the Company will share a percentage of any remaining available sale proceeds, the amount of which will vary depending on the timing of a sale transaction.  The Airborne Loan Agreement has been recorded at its present value of as of June 30, 2009 of $656,483.

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

This divestiture eliminated the Company’s charter segment, one of three previously reported segments (together with FBO and maintenance).  The divestiture also had a significant impact on the maintenance segment.  There remains a relatively minor maintenance business performed in conjunction with the Company’s FBO operation in Pennsylvania.  The Company believes that the previous reporting of its business in multiple segments was appropriate and provided a greater understanding of its disparate businesses at that time.  Given the divestiture of Airborne and the resulting commonality in the Company’s continuing business, management believes that reporting multiple segments is no longer appropriate.

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
$469,262

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Company has reported Airborne’s results for the three and six months ended June 30, 2009 and 2008 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

Components of discontinued operations are as follows:

	Six Months Ended June 30,
	2009	2008
Revenue	$3,911,447	$22,213,096
Cost of revenue	3,381,030	18,675,518
Gross profit	530,417	3,537,577
Operating expenses	1,056,988	2,707,119
Operating income (loss) from discontinued operations	(526,571)	830,458
Interest income (expense), net	(2,670)	4,860
Other income (expense), net	(18,229)	—
Net income (loss) from discontinued operations	$(547,468)	$835,318

NOTE 3 – Sale of Subsidiary

On June 26, 2009, the Company sold NWJC.  NWJC was sold for approximately $279,000.  A portion of the proceeds were escrowed in connection with the Terrance P. Kelley and Gold Jets, LLC litigation as described in Note 9 below.  Net proceeds of the transaction were recorded in other income for the three and six months ended June 30, 2009.

NOTE 4 – Going Concern & Management’s Liquidity Plans

As of June 30, 2009, the Company had cash and cash equivalents of $220,397 and had a working capital deficit of $848,947. From continuing operations, the Company generated revenue of approximately $3,866,000 and net loss of approximately $657,400 for the six months ended June 30, 2009.  For the six months ended June 30, 2009, cash flows of continuing and discontinued operations included net cash used in operating activities of $1,195,177, net cash used in investing activities of $1,199,082, and net cash provided by financing activities of $672,860.

The Company initiated operations at the Downtown Manhattan Heliport (the “Heliport”) on November 1, 2008 pursuant to a concession agreement with the City of New York through the New York City Economic Development Corporation (the “Agreement”). Under the Agreement, the Company is responsible for a minimum annual guaranteed payment of $1,200,000 in the first year of its operation of the Heliport. Minimum annual guarantee payments are made on a monthly basis and recorded as operating expenses of the Heliport.  The Company also agreed to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 in the first two years of the Agreement and up to another $1,000,000 by the end of the fifth year of the Agreement.  Management believes that earnings from the operation will be sufficient to satisfy the minimum annual guarantee and has secured a verbal agreement to fund the capital improvements as required.  During the year ended December 31, 2008, the Company received aggregate cash of approximately $725,000 in exchange for a one percent membership interest in FFH.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On September 26, 2008, the Company completed a revolving line of credit agreement (the “Credit Facility”) with Five Star Bank (the “Bank”). The Credit Facility provides the Company with a $1,000,000 revolving line of credit with the Bank. Amounts outstanding under the Credit Facility will bear interest at a rate equal to the prime rate published in the Wall Street Journal form time to time plus 200 basis points. The Credit Facility is secured by all of the Company’s assets as well as the assets of Airborne and Airborne is an additional guarantor of the Credit Facility.  The Credit Facility is payable upon demand by the Bank and requires interest payments based on outstanding balances at an interest rate of prime plus 200 basis points (5.75% as of June 30, 2009).  See Note 2 regarding amended loan agreement.  As described in Note 2, in connection with the Airborne divestiture, the Bank retains a first lien against all of Airborne’s and FirstFlight’s assets.  Further, Airborne joins FirstFlight as joint and several guarantors of borrowings against the Credit Facility.  In the event of a sale of Airborne, the Bank shall receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

On April 10, 2009, FBO Air Wilkes-Barre, Inc. (“FBOWB”) entered into an Amendment to Secured Promissory Note with two individual note holders (collectively, the “Holders”) under which the Holders agreed to reduce the collective remaining principal of their Notes to $180,000 from $200,000.  The Holders further agreed that the principal, which would otherwise have been paid in equal payments of $100,000 on April 1, 2009 and April 1, 2010 with zero interest, will now be paid over a twenty-four month period with each payment including principal and interest at the rate of 5% per year.  The Company has analyzed this transaction under the provisions of EITF 96-19 “Debtors Accounting for a Modification of Debt Terms” and concluded that there is no material impact on the Company’s condensed consolidated financial statements.

The combination of the divestiture and other steps will have a significant impact on the cost of corporate operations.  The exit of the Company’s former President and Chief Executive via the Airborne divestiture combined with the prior departure of the Company’s Senior Vice President and Chief Financial Officer is expected to yield annual compensation savings of over $525,000.  It is anticipated that other employees within the continuing operations will absorb the duties of these individuals.

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

NOTE 5 - Summary of Significant Accounting Policies

Principles of Consolidation
The condensed consolidated financial statements include the accounts of FirstFlight, Inc. and its wholly-owned subsidiaries, FBOWB, FBO Air Garden City, Inc. (“FBOGC”), FBO Air WB Leasing (“WB Leasing”), and majority-owned subsidiary FirstFlight Heliports, LLC (“FFH”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  Results associated with Airborne, M&A and NWJC, constituting the charter segment, are reported as discontinued operations in the accompanying condensed consolidated financial statements.

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

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009*	2008**	2009*	2008**

Weighted average common shares outstanding, basic	33,764,453	36,582,987	33,714,346	36,582,987

Common shares upon exercise of options	—	65,145	—	25,437

Weighted average common shares outstanding, diluted	33,764,453	36,648,132	33,714,346	36,608,424

* Potential common shares of 13,842,121 for the three and six months ended June 30, 2009, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

** Potential common shares of 13,686,976 and 13,726,684 for the three and six months ended June 30, 2008, respectively, were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), entitled “Share-Based Payment” (“FAS 123R”), as adopted by the Financial Accounting Standards Board (“FASB”). Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  For the three and six months ended June 30, 2009, the Company incurred stock based compensation of $192,127 and $255,351, respectively, as compared to $99,220 and $246,923, respectively, for the three and six months ended March 31, 2008.  Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  As of June 30, 2009, the unamortized fair value of the options and restricted stock totaled $2,656.

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

The fair value of each share-based payment award granted during the six months ended June 30, 2009 was estimated using the Black-Scholes option pricing model with the following weighted average fair values:

For the Six Months Ended June 30, 2009
Dividend yield	0%
Expected volatility	374%
Risk-free interest rate	1.60%
Expected lives	3.5 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the six months ended June 30, 2009 was $0.08.

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

Reclassifications
Certain accounts in the prior period condensed consolidated financial statements have been reclassified for comparison purposes to conform with the presentation of the current period condensed consolidated financial statements.  These classifications have no effect on the previously reported loss.

Recently Issued Accounting Pronouncements
In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS. 168"). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for interim and annual periods ending after September 15, 2009. The adoption of Statement No. 168 is not expected to have a material impact on the Company’s condensed consolidated financial position or results of operations.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010.   The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations.

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be  effective  January 1, 2010.   The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. Subsequent events were evaluated through August 19, 2009, the date on which the financial statements were issued. This Statement did not impact the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends FASB Statement No. 107,  “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this provision did not have a material impact on the Company’s financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements –  an amendment  of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, the Company would be required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company adopted SFAS No. 160 and reclassified the non-controlling interest in FFH as a separate component of consolidated stockholders’ equity.   The adoption of SFAS No. 160 did not have a material impact on the Company’s results of operation.

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

NOTE 6 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers.  The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.  A summary of inventories as of June 30, 2009 and December 31, 2008 is set forth in the following table:

	June 30, 2009	December 31, 2008
Parts inventory	$103,875	$101,006
Fuel inventory	187,926	116,532
Other inventory	9,224	12,161
Total inventory	$301,025	$229,699

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Included in inventories are amounts held for third parties of $141,633 and $45,484 as of June 30, 2009 and December 31, 2008, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 7 - Stockholders’ Equity

Stock Options
Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2009	3,285,000	$0.50
Granted	275,000	0.08
Exercised	—	—
Forfeited	(2,385,000)	(0.35)
Balance, June 30, 2009	1,175,000	$0.68
Exercisable at June 30, 2009	1,050,000	$0.65

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

On June 18, 2009, the Company granted an employee a stock option to purchase 25,000 shares of the common stock at $0.04 per share, the closing price of the Company’s common stock on June 17, 2009.  This option vests on June 18, 2010 and is exercisable until June 18, 2014.  This option is valued at $875 and is being amortized over the twelve month vesting period.

Warrants
Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2009	13,117,121	$0.74
Granted	—	—
Exercised	—	—
Forfeited	(600,000)	(1.00)
Balance, June 30, 2009	12,517,121	$0.48
Exercisable at June 30, 2009	12,517,121	$0.48

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

Restricted Stock
On August 5, 2008, under the terms of a consulting agreement, the Company granted 600,000 shares of restricted stock in connection with the NWJC acquisition.  Subject to the Company’s legal remedies and rights under the consulting agreement, the restricted stock vests ratably over three years and resulted in a charge of $222,000 to operations as of December 31, 2008.  Such shares were issued as of June 30, 2009.

FIRSTFLIGHT, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – Related Parties

The firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, the Company’s Chairman of the Board, is a managing partner of this firm. During the three and six months ended June 30, 2009, the Company was billed approximately $0 and $159,400, respectively, for legal services.  During the three and six months ended June 30, 2008, the Company was billed approximately $40,000 and 70,000, respectively, for legal services. At June 30, 2009 and December 31, 2008, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $56,500 and $0, respectively, related to legal services provided by such firm.

NOTE 9 - Litigation

On November 20, 2008, an Article 78 proceeding in the Supreme Court of the State of New York County of New York was initiated against New York City Economic Development Corporation; the City of New York Department of Small Business Services; Robert Walsh, in his capacity as Commissioner of the Department of Small Business Services; William C. Thompson, Jr., Comptroller of the City of New York, Office of the New York City Comptroller; The Honorable Mayor Bloomberg in his capacity as Mayor of the City of New York, by Petitioners Linden Airport Management Corporation and Paul P. Dudley, individually, objecting to the award of a concession for the Fixed-Base Operator for the Downtown Manhattan Heliport to the Company.  Shortly thereafter, the Company was joined as a necessary party to the Article 78 proceeding.  The Petitioners alleged that the selection process for awarding FirstFlight the concession, was arbitrary, capricious and an abuse of permitted discretion and made in violation of lawful procedure.  In relation to this allegation, Petitioners sought an annulment of the previous award of the concession and a new “Request for Proposals” process in order to award the concession to an entity other than the Company.  Petitioners also alleged a breach of public trust against the City of New York and damages of at least $1,000,000.  On April 21, 2009, this proceeding was dismissed by the Supreme Court of the State of New York County of New York.

On April 7, 2009, Terrance P. Kelley (“Kelley”) and Gold Jets, LLC commenced an action entitled “Terrance P. Kelley, Individually and in his capacity as a shareholder of FirstFlight, Inc. and Gold Jets, LLC v. FirstFlight, Inc. et. al.”  against the Company, New World Jet Corporation, New World Jet Acquisition Corporation, and Doe Corporation, being a fictitious name of a known entity, in the Supreme Court of the State of New York, County of Monroe.  The plaintiffs allege breaches of the Stock Purchase Agreement and the Consulting Agreement, which were entered into in connection with the purchase of New World Jet Corporation by New World Jet Acquisition Corporation, a wholly-owned subsidiary of FirstFlight.  The plaintiffs seek declaratory relief and damages in an amount not less than $200,000.  On June 8, 2009, the Company served its answer denying liability and asserting defenses and counterclaims, including claims that plaintiffs breached their contractual obligations to the Company.  On July 6, 2009, Kelley amended his complaint to add certain individuals as defendants.  To the Company’s knowledge, these individuals have not been served by Kelley.  On August 7, 2009, the Company filed an answer to the amended complaint reasserting its defenses and counterclaims.  The Company intends to vigorously preserve its counterclaims as well as defend itself in this matter.  In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations, but there are no such assurances. The Company has accounted for this action in accordance with SFAS No. 5, “Accounting for Contingencies.”

NOTE 10 – Fair Value

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by SFAS 157.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, we categorize such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in historical company data) inputs.

The following are the major categories of assets measured at fair value on a nonrecurring basis during the six month period ended June 30, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at June 30, 2009
Goodwill	$-0-	$-0-	$2,368,284	$2,368,284
Intangible Assets - Trade Names	-0-	-0-	100,000	100,000
Total	$-0-	$-0-	$2,468,284	$2,468,284

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

The Airborne sale was accomplished in the following manner:

On March 2, 2009, we entered into a Share Exchange Agreement with Airborne, John H. Dow, our former President and Chief Executive Officer, and Daphne Dow, pursuant to which we divested our ownership interest in Airborne.  Mr. Dow resigned from our company immediately preceding this agreement.  Prior to the consummation of the Share Purchase Agreement, Airborne was a wholly-owned subsidiary of ours. Airborne owns and operates an aircraft management and charter business.  Pursuant to the terms and conditions of the Share Exchange Agreement, Mr. and Mrs. Dow exchanged all of their 3,418,534 individually and jointly owned shares of our Common Stock, valued at $239,297 on the date of the agreement, and all of their options and warrants to purchase 1,100,000 shares of our Common Stock owned by them in exchange for all of the issued and outstanding shares of Common Stock in Airborne owned by the us.   As a result of the consummation of the Share Exchange Agreement, Mr. and Mrs. Dow became the sole owners of Airborne.  Concurrent with the consummation of the Share Exchange Agreement, Airborne also assumed all pre- and post-closing rights and obligations under lease agreements for our IST Center and 236 Sing Sing Road, Horseheads, New York locations.  We did not obtain a third party valuation with respect to this transaction.

Immediately prior to entering into the Airborne Loan Agreement, EuroAmerican Investment Corp. (“EuroAmerican”) loaned us an aggregate of up to $750,000 for the purpose of funding the Airborne Loan Agreement discussed below.  The EuroAmerican loan is evidenced by a Promissory Note delivered by us to EuroAmerican with a maturity date of March 2, 2011.  The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  Two members of our Board of Directors, William B. Wachtel and Alvin S. Trenk, issued personal guarantees in connection with the EuroAmerican Loan.  Mr. Wachtel is a principal of EuroAmerican.

Simultaneous with the consummation of the Share Exchange, we made a non-interest bearing loan to Airborne of $750,000 pursuant to a Loan Agreement dated March 2, 2009 (the “Airborne Loan Agreement”).  Under the Airborne Loan Agreement, we made a commitment to loan Airborne an aggregate up to $750,000; $500,000 of such amount was loaned by us to Airborne on March 2, 2009, and the balance of which was loaned by us to Airborne on March 12, 2009 upon the satisfactory achievement by Airborne of certain agreed upon targets. Beginning on September 1, 2009 and continuing the first day of each month thereafter until July 31, 2015 Airborne shall pay equal payments of $10,500 to us under the Airborne Loan Agreement. Beginning on August 1, 2015 and continuing the first day of each month thereafter the monthly payment by Airborne to us under the Airborne Loan Agreement shall be $8,000.  The Airborne Loan Agreement did not contain any personal guarantees from the shareholders of Airborne.  Balances due under the Airborne Loan Agreement are to be repaid from the cash flow of Airborne.  Due to uncertainties in the charter business, management is in the process of evaluating the collectability of this loan.  The Airborne Loan Agreement provides that in the event of a subsequent sale of Airborne or its assets, the proceeds of such sale shall be used first to repay the existing credit facility with Five Star Bank and next to repay any outstanding principal under the Airborne Loan Agreement.  In addition, the Airborne Loan Agreement provides that we will share a percentage of any remaining available sale proceeds, the amount of which will vary depending on the timing of a sale transaction.  The Airborne Loan Agreement has been recorded at its present value as of June 30, 2009 of $656,483.

Also on March 2, 2009, we, Airborne and Five Star Bank (“Five Star”) entered into a Loan Agreement (the “Five Star Loan Agreement”). Under the Five Star Loan Agreement, among other things, Five Star made a commitment to loan us and Airborne an aggregate of up to $1,000,000 on a demand line of credit basis.  The Five Star Bank Loan Agreement replaced our existing credit facility with Five Star (See Note 2 to the condensed consolidated financial statements). Approximately $1,000,000 was outstanding under the Five Star Loan Agreement and its predecessor credit facility as of December 31, 2008 and March 1, 2009. We and Airborne are jointly and severally responsible for the repayment of all outstanding borrowings under the Five Star Loan Agreement. Additional borrowings permitted to be made under the Five Star Loan Agreement may only be made by us. Interest on the outstanding principal amount under the Five Star Loan Agreement accrues at a variable rate equal to the Wall Street Journal prime rate then in effect from time to time plus 200 basis points, or 5.25% as of March 2, 2009. The Five Star Loan Agreement is evidenced by a Line of Credit Note, which is payable in equal, monthly interest-only payments unless demanded earlier by Five Star.  The Five Star Loan Agreement contains customary representations, warranties and financial covenants.  Borrowings under the Loan Agreement are secured by (i) a blanket security interest in all of our assets and the assets of Airborne, (ii) an unlimited guaranty from our subsidiaries and from Airborne, and (iii) a limited personal guaranty from Mr. Dow and from Mr. Wachtel.

For the years ended December 31, 2008 and 2007, respectively, approximately $35,000,000 and $38,000,000 of revenue included in discontinued operations was part of our charter segment.  The performance of the charter segment had declined significantly in recent quarters from a revenue and profitability standpoint and it was unclear if an improvement in performance could be implemented in any foreseeable timeframe.  The current and anticipated decline in charter segment performance created considerable cash flow pressure.  We believed that Airborne would require ongoing cash infusions in the near term in order to maintain operations and, in the absence of same, would imperil our company.  We also believed that such an infusion could be less if Airborne were operated independently than were it to remain part of FirstFlight.  Additionally, we believed that significant savings in corporate overhead could be implemented in the event that Airborne was divested.

Equally important in our decision to divest Airborne was a relative confidence in the ongoing FBO and heliport operations, which have resulted in higher gross margins than our charter operations.  The FBO business was our original focus and the performance of that business had proven stable.  Taken in conjunction with the introduction of our heliport operations in November 2008, the makings of a solid platform for growth were present.  In the final analysis, we believe the continuing operations of our company provide us the best possible route to resumed profitability and ongoing growth.

This divesture eliminates our charter segment, one of three previously reported segments (together with FBO and maintenance).  The divestiture also had a significant impact on the maintenance segment by eliminating a substantial portion of maintenance services provided by the discontinued operations.  There remains a relatively minor maintenance business performed in conjunction with our FBO operation in Pennsylvania.  We believe that the previous reporting of our business in multiple segments was appropriate and provided a greater understanding of our disparate businesses at that time.  Given this divestiture and the resulting commonality in our continuing business, we no longer believe that reporting multiple segments is necessary.  Our discussion below describes the various components that make up and contribute to the performance of our FBO business.

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

We believe the general aviation market has been historically cyclical, with revenue correlated with general U.S. economic conditions. Although not truly seasonal in nature, historically the spring and summer months tend to generate higher levels of revenue.  The recent softening of the global economy and tightening of the credit markets has impacted the private and general aviation marketplace in general and our operations specifically.

Revenue and Operating Results

The below discussion gives effect only to our continuing operations.

Comparison of the Three and Six Months Ended June 30, 2009 and June 30, 2008.

REVENUE

Revenue decreased by 14.8 percent to approximately $2,126,000 for the three months ended June 30, 2009 as compared with corresponding prior-year period revenue of approximately $2,496,000.  For the six months ended June 30, 2009, revenue decreased by 9.7% to approximately $3,866,000 as compared with revenue of approximately $4,283,000 in the same period in the prior year.

For the three months ended June 30, 2009, revenue associated with the sale of jet fuel, aviation gasoline and related items decreased by 53.1 percent to approximately $1,008,000 as compared to the same period in the prior year.  Revenue associated with the operation of the Heliport, which was initiated on November 1, 2008, represented approximately $961,000 in the three months ended June 30, 2009 against no comparable revenue in the prior year period.  Revenue associated with maintenance activities decreased by 56.6 percent to approximately $138,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 35.8 percent to approximately $18,500 in the three months ended June 30, 2009 as compared to the same period in the prior year.

For the six months ended June 30, 2009, revenue associated with the sale of jet fuel, aviation gasoline and related items decreased by 48.1 percent to approximately $1,877,000 as compared to the same period in the prior year.  Revenue associated with the operation of the Downtown Manhattan Heliport (the “Heliport”), which was initiated on November 1, 2008, represented approximately $1,630,000 in the six months ended June 30, 2009 against no comparable revenue in the prior year period.  Revenue associated with maintenance activities decreased by 48.1 percent to approximately $318,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 26.8 percent to approximately $41,000 in the six months ended June 30, 2009 as compared to the same period in the prior year.

The decreases in revenue associated with the sale of jet fuel, aviation gasoline and related items was related to a combination of lower volume along with lower average fuel prices as compared with the prior year.  We generally price our fuel products on a fixed dollar margin basis.  As the cost of fuel decreases, the corresponding customer price decreases as well.  If volume is constant, this methodology yields lower revenue but at comparable gross margins.

The decreases in maintenance revenue were due to decreases in both charges for labor services and for parts.  The primary reason for the decreases in both categories was a generally lower level of activity associated with jet aircraft domiciled at the Pennsylvania facility.

The decreases in revenue associated with the leasing of aircraft and office space along with the management on non-owned FBO facilities was directly related to a planned reduction in fees associated with the management of non-owned FBO facilities.

GROSS PROFIT

Total gross profit increased 64.7 percent to approximately $950,000 in the three months ended June 30, 2009 as compared with the three months ended June 30, 2008.  Gross profit as a percent of revenue increased to 44.7 percent in the three months ended June 30, 2009 as compared to 23.1 percent in the same period in the prior year.  The impact of the Heliport operation was a major factor in the increase in gross profit, contributing approximately $661,000 in 2009 with no corresponding impact in 2008.  In the absence of the Heliport, gross profit in the three months ended June 30, 2009 would have been 24.8 as a percent of revenue as compared to 23.1 in the same period in prior year.  The increase in gross profit on this adjusted percent of revenue basis is attributable to generally lower average fuel cost as described above.

Total gross profit increased 56.1 percent to approximately $1,609,000 in the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.  Gross profit as a percent of revenue increased to 41.6 percent in the six months ended June 30, 2009 as compared to 24.1 percent in the same period in the prior year.  The impact of the Heliport operation was a major factor in the increase in gross profit, contributing approximately $1,030,000 in 2009 with no corresponding impact in 2008.  In the absence of the Heliport, gross profit in the six months ended June 30, 2009 would have been 25.9 as a percent of revenue as compared to 24.1 in the same period in prior year.  The increase in gross profit on this adjusted percent of revenue basis is attributable to generally lower average fuel cost as described above.

OPERATING EXPENSE

Selling, General and Administrative – FBO Operations

Selling, general and administrative (“SG&A”) expenses associated with our FBO operations were approximately $861,000 in the three months ended June 30, 2009, an increase of approximately $418,000 or 48.6 percent as compared to the three months ended June 30, 2008.  Without the introduction of the Heliport, SG&A associated with our FBO operations would have decreased by approximately $122,000 or 37.9 percent.

SG&A associated with our FBO operations, as a percentage of revenue, was 40.5 percent for the three months ended June 30, 2009 as compared with 17.8 percent in the corresponding prior year period.  Once again, the introduction of the Heliport was a major factor.  In the absence of the Heliport, SG&A associated with our FBO operations, as a percent of revenue, would have been 27.6 percent of revenue; a more meaningful comparison to the 17.8 percent in the three months ended June 30, 2008.

For the six months ended June 30, 2009, SG&A expenses associated with our FBO operations were approximately $1,662,000, an increase of approximately $911,000 or 54.8 percent as compared to the six months ended June 30, 2008.  Without the introduction of the Heliport, SG&A associated with our FBO operations would have decreased by approximately $89,000 or 13.5 percent.

For the six months ended June 30, 2009, SG&A associated with our FBO operations, as a percentage of revenue, was 43.0 percent as compared with 17.5 percent in the corresponding prior year period.  Once again, the introduction of the Heliport was a major factor.  In the absence of the Heliport, SG&A associated with our FBO operations, as a percent of revenue, would have been 29.6 percent of revenue; a more meaningful comparison to the 17.5 percent in the six months ended June 30, 2008.

Selling, General and Administrative – Corporate Operations

Corporate expense was approximately $315,000 and $573,000 for the three and six months ended June 30, 2009, respectively, representing a decrease of approximately $193,000 and $413,600, respectively, as compared with the corresponding prior year periods.   The decreases were largely driven by a combination of lower head-count in connection with the elimination of costs associated with our former President & Chief Executive Officer as a result of the divestiture of Airborne, the departure of our Senior VP & Chief Financial Officer at December 31, 2008, stock-based compensation expenses that were approximately $30,000 and $96,000 less in the three and six months ended June 30, 2009, respectively, than they were in the same periods in the prior year, and by the costs associated with our investor relations efforts, which represented approximately $84,500 for the six months ended March 31, 2008 as compared to zero expenses in the corresponding current year period.

The elimination of costs due to the resignation of our former Senior Vice President and Chief Financial Officer and our prior President and Chief Executive Officer is expected significantly decrease the level of corporate expenses in the next two quarters as well.  Other individuals within the Company will absorb the responsibilities of these individuals.  Beyond these cost reductions, management intends to aggressively negotiate fees associated with professional support and anticipates that savings will be realized in 2009 as compared to 2008.

OPERATING INCOME (LOSS)

Operating losses from continuing operations decreased by 11.4 percent in the three and six months ended June 30, 2009 to approximately $331,000 and $626,000, respectively, as compared to the same periods in 2008.  Improvements to operating losses were driven by a combination of lower levels of corporate and FBO operating expenses and increased gross margin, all of which are described above.

Depreciation and Amortization

Depreciation and amortization from continuing operations was approximately $64,600 and $69,200 for the six months ended June 30, 2009 and 2008, respectively.

Interest Income/Expense

Interest income for the three and six months ended June 30, 2009 was $7,897 as compared to $1,908 and $5,837, respectively, in three and six months ended June 30, 2008.  Interest expense for the three and six months ended June 30, 2009 was $39,089 and $50,057, respectively, as compared to $3,744 and $10,379, respectively, in the same periods in 2008.  We anticipate that interest costs will continue to increase in 2009, as compared to 2008, as a result of higher interest rates under our new Credit Facility (See Note 3 to the condensed consolidated financial statements – Going Concern and Management’s Liquidity Plans) and the service on the EuroAmerican Note (see Note 2 to the condensed consolidated financial statements – Discontinued Operations).

Net Income/Loss Per Share

Net loss for continuing operations for the three and six months ended June 30, 2009 was approximately $246,000 and $634,000, respectively, as compared to net losses of approximately $375,000 and $720,000 for the three and six months ended June 30, 2008, respectively.  The decrease in net losses were as a result of the items discussed above plus other income primarily associated with the sale of subsidiary offset by the net loss of approximately $78,200 associated with discontinued operations in the six months ended June 30, 2009.

Basic and diluted net loss per share for the three months ended June 30, 2009 was $0.01.  Basic and diluted net loss per share for the six months ended June 30, 2009 was $0.02 and $0.016 for continuing and discontinued operations, respectively, plus a gain of $0.014 for the gain on sale of subsidiary, for a total net loss of $0.02 per share.  For the three months ended June 30, 2008, we had basic and diluted net losses per share of $0.01 for continuing operations and basic and diluted net income of $0.01 per share for discontinued operations, for a total net income per share of $0.00.  For the six months ended June 30, 2008, we had basic and diluted net losses per share of $0.02 for continuing operations and basic and diluted net income of $0.02 for discontinued operations, for a total net income per share of $0.00.

Liquidity and Capital Resources

The following discussion gives effect only to continuing operations.

As of June 30, 2009, we had cash and cash equivalents of $220,397 and had a working capital deficit of $848,947. From continuing operations, we generated revenue of approximately $3,866,000 and net loss of approximately $657,400 for the six months ended June 30, 2009. For the six months ended June 30, 2009 in continuing and discontinued operations, net cash used in operating activities was $1,195,177, net cash used in investing activities was $1,199,082 and net cash provided by financing activities was $672,860.

We initiated operations at the Heliport on November 1, 2008 pursuant to an agreement with the City of New York through the New York City Economic Development Corporation (the “Agreement”). Under the Agreement, FirstFlight is responsible for minimum annual guaranteed payments of $1,200,000 in the first year of FirstFlight’s operation of the Heliport. We also agreed to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 over the first two years of the Agreement and another $1,000,000 by the end of the fifth year of the Agreement. We believe that earnings from the operation will be sufficient to satisfy the minimum annual guarantee and we have secured a verbal commitment to fund the capital improvements as required.  During the year ended December 31, 2008, we received aggregate cash of approximately $725,000 in exchange for a one percent membership interest in FFH.

On September 26, 2008, we completed a revolving line of credit agreement (the “Credit Facility”) with Five Star Bank (the “Bank”). The Credit Facility provides us with a $1,000,000 revolving line of credit with the Bank and is payable on demand. Amounts outstanding under the Credit Facility will bear interest at a rate equal to the prime rate published in the Wall Street Journal from time to time plus 200 basis points. The Credit Facility is secured by all of our assets as well as the assets of Airborne, which is also an additional guarantor of the Credit Facility.

On April 10, 2009, we entered into an Amendment to Secured Promissory Note with two individual note holders (collectively, the “Holders”) under which the Holders agreed to reduce the collective remaining principal of their Notes to $180,000 from $200,000.  The Holders further agreed that the principal, which would otherwise have been paid in equal payments of $100,000 on April 1, 2009 and April 1, 2010 with zero interest, will now be paid over a twenty-four month period with each payment including principal and interest at the rate of 5% per year.

On March 2, 2009, in conjunction with the divestiture of Airborne, EuroAmerican Investment Corp. (“EuroAmerican”) loaned us $750,000, the proceeds of which were used to fund our loan commitment obligations to Airborne.  The EuroAmerican loan is evidenced by a Promissory Note delivered by us to EuroAmerican with a maturity date of March 2, 2011.  The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  Two members of our board of directors, William B. Wachtel and Alvin S. Trenk, issued personal guarantees in connection with the EuroAmerican loan.  Mr. Wachtel is a principal of EuroAmerican.

The combination of the divestiture of Airborne and other steps will have a significant impact on our cost of corporate operations.  The exit of our former President and Chief Executive Officer via the Airborne divestiture combined with the prior departure of our Senior Vice President and Chief Financial Officer is expected to yield annual compensation savings of over $525,000.

Going Concern

The combination of the divestiture and other steps will have a significant impact on the cost of corporate operations.  The exit of our former President and Chief Executive via the Airborne divestiture combined with the prior departure of the Company’s Senior Vice President and Chief Financial Officer is expected to yield annual compensation savings of over $525,000.  It is anticipated that other employees within the continuing operations will absorb the duties of these individuals.

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

During the three months ended June 30, 2009, we had a net decrease in cash and cash equivalents of $1,252,137. Our sources and uses of funds from continuing and discontinued operations during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2009, net cash used in operating activities was $1,195,177. This amount included a decrease in operating cash related to a net loss of $634,267 and additions for the following items: (i) depreciation and amortization, $64,632; (ii) stock-based compensation expense, $255,351; and (iii) prepaid expenses, $43,667.  The increase in cash used in operating activities in 2009 was offset by a decrease of approximately $485,600 in operating assets and liabilities is made up of the following decreases: (i) gain on sale of subsidiary, $570,582; (ii) inventories, $70,465; (iii) accounts payable, $330,775; and (iv) accrued expenses, $30,240 along with increases in: (i) accounts receivable, $30,310 and (ii) customer deposits, $47,192.  For the six months ended June 30, 2008, cash used in operating activities amounted to $119,610. This amount included an increase in operating cash related to net income of $114,768, depreciation and amortization charges of $195,502 and stock-based compensation expense of $246,923, totaling approximately $560,000.  The increase was offset by a decrease of approximately $680,000 in operating assets and liabilities for the following items: (i) customer deposits decreased cash approximately $370,000 related to advance payments made in 2007 for charter flights that occurred in 2008; (ii) cash payments for prepaid expenses increased by approximately $40,000; and (iii) changes in accounts payable, accounts receivable, inventories and accrued expenses all resulted in a net decrease in cash of approximately $270,000.

Cash from Investing Activities

For the six months ended June 30, 2009, net cash used in investing activities was $1,199,082 and was attributable to the purchase of property and equipment ($219,894), issuance of note receivable ($750,000), and net cash of discontinued operations ($229,188).  For the six months ended June 30, 2008, net cash used in investing activities was $153,516 and was attributable to the purchase of property and equipment of $41,516 offset by sale proceeds of $8,000 and a $120,000 deposit for the NWJ acquisition.

Cash from Financing Activities

For the six months ended June 30, 2009, net cash provided by financing activities was $672,860, consisting of a note payable of $750,000 in connection with the divestiture of Airborne offset by repayment of notes payable of $77,140.  For the six months ended June 30, 2008, net cash used in financing activities was $108,134, consisting of the repayment of notes payable.

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

Recent Accounting Pronouncements

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS. 168"). Statement No. 168 supersedes Statement No. 162 issued in May 2008. Statement No. 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for interim and annual periods ending after September 15, 2009. The adoption of Statement No. 168 is not expected to materially impact our consolidated financial position or results of operations.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010.   We are in the process of evaluating the impact of this pronouncement on our consolidated financial position and results of operations.

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be  effective  January 1, 2010.   We are in the process of evaluating the impact of this pronouncement on our consolidated financial position and results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended June 30, 2009. Subsequent events were evaluated through August 19, 2009, the date on which the financial statements were issued. This Statement did not impact our consolidated financial position and results of operations.

In April 2009, the FASB issued Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107,  “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this provision did not have a material impact on our financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). SFAS No. 160 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS No. 160, we would be required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. We would also be required to present any net income allocable to non-controlling interests and net income attributable to our stockholders separately in our consolidated statements of operations. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. We adopted SFAS No. 160 and reclassified the non-controlling interest in FFH as a separate component of consolidated stockholders’ equity.  The adoption of SFAS No. 160 did not have a material impact on our results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of SFAS No. 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS No. 157 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on our consolidated results of operations or financial condition. The remaining aspects of SFAS No. 157 for which the effective date was deferred under FSP No. 157-2. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS No. 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The adoption of these pronouncements did not have a material impact on our consolidated results of operations or financial condition.

Cautionary Statement for Forward-Looking Statements

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors.  Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of the risks, uncertainties, and other factors to which we are subject are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Risk Factors” and in subsequently filed Quarterly Reports on Form 10-Q and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the three months ended June 30, 2009, there were no material changes to the quantitative and qualitative disclosures about market risks presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T – Controls and Procedures

Disclosure of Controls and Procedures

We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Exchange Act and the rules and forms of the Commission. Our principal executive officer and principal financial officer, supervised and participated in the evaluation and concluded, based on his review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), designed to provide reasonable assurance and that the disclosure controls and procedures, were effective as of the end of the period covered by the report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based upon the evaluation, our principal executive and principal financial officer has concluded  there is a significant deficiency with respect to our internal control over financial reporting as defined in Rule 13a-15(e). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The deficiency identified by management relates to the lack of sufficient accounting resources to apply certain U.S. Generally Accepted Accounting Principles (“US GAAP”).

Changes in Internal Control Over Financial Reporting

Our Senior Vice President and Chief Financial Officer resigned effective December 31, 2008.  As a result, we currently lack adequately trained accounting personnel with appropriate US GAAP expertise for certain complex transactions.  Management believes this weakness is considered a significant deficiency but does not rise to the level of a material weakness due to the compensating supervisory controls as discussed below.

As of the end of the period covered by this report and to address the identified weakness above, we periodically engage consultants or other resources to assist with the accounting and disclosure for complex transactions.  Our principal executive and financial officer operates in a supervisory capacity to help compensate for the limited accounting personnel.  This added level of supervision helps ensure that our financial statements and disclosures are accurate and complete.  This additional assistance was considered in concluding that our weakness in internal control is a significant deficiency.  This added level of supervision helps ensure the financial statements and disclosures are accurate and complete.

In order to correct this deficiency, we plan to hire additional employees or consultants, as needed, to ensure that management will have adequate resources in order to attain complete reporting of financial information on a timely manner and provide a further level of segregation of financial responsibilities.

There has been no change in our internal control over financial reporting during the quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives and our principal executive and financial officer has concluded that such controls and procedures are effective at the "reasonable assurance" level.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The information contained in Footnote 9 to the Company’s condensed consolidated financial statements included in Part I, Item 1 to this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

We anticipate that we may need additional funds to meet operations, capital expenditures, existing commitments and scheduled payments on outstanding indebtedness for the next twelve month period. In the event that we cannot raise additional funds or operations continue to decline, we may be unable to satisfy our obligations as they become due. If we are unable to repay the amounts under our Credit Facility, the Bank could proceed against the security granted to them to secure that indebtedness. Our assets may not be sufficient to repay in full the indebtedness under the Credit Facility. If we are unable to timely secure additional capital or to enter into an alternative business combination transaction the Bank may accelerate our indebtedness, in which case we may be unable to pay all of our liabilities and obligations when due.

These conditions raise substantial doubt about our ability to continue as a going concern. Accordingly, the accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of our company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 4. Submission of Matters to a Vote of Security Holders

On June 18, 2009, FirstFlight held its Annual Meeting of Stockholders.  At our Annual Meeting of Stockholders, Donald Hecht, Jeffrey B. Mendell, Ronald J. Ricciardi, Alvin S. Trenk and William B. Wachtel were reelected as directors.

The voting for each director reelected at the Annual Meeting of Stockholders was as follows:

Name	For	Withheld
Donald Hecht	17,483,577	7,144
Jeffrey B. Mendell	17,483,577	7,145
Ronald J. Ricciardi	17,483,577	7,144
Alvin S. Trenk	17,483,577	7,144
William B. Wachtel	17,483,577	7,144

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (principal executive and principal financial officer). *

32.1	Section 1350 Certification. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FirstFlight, Inc.

Date: August 17, 2009	By:	/s/ Ronald J. Ricciardi

Ronald J. Ricciardi,
President & Chief Executive Officer