Form 10-Q
period 2009-09-30
Saker Aviation Services, Inc.
filed 2009-11-16
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number: 000-52593

SAKER AVIATION SERVICES, INC.
(f/k/a FirstFlight, Inc.)
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
Yes ☐          No ☒

As of November 16, 2009, the registrant had 33,764,453 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC.
Form 10-Q
September 30, 2009

Index

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
(f/k/a FirstFlight, Inc. and Subsidiaries)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31,
	(Unaudited)	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$262,015	$322,098
Accounts receivable	854,687	605,356
Inventories	229,312	229,699
Note receivable – current portion, less discount	126,000	—
Prepaid expenses and other current assets	83,098	156,898
Assets held for sale	—	4,861,941
Total current assets	1,555,112	6,175,992

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $482,923 and $383,592 respectively	872,098	751,730

OTHER ASSETS
Deposits	439,182	427,780
Assets held for sale	—	501,532
Note receivable, less current portion and discount	520,483	—
Intangible assets – trade names	100,000	100,000
Goodwill	2,368,284	2,368,284
Total other assets	3,427,949	3,397,596
TOTAL ASSETS	$5,855,159	$10,325,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$434,004	$274,869
Customer deposits	62,806	143,054
Line of credit	1,000,000	1,000,000
Accrued expenses	681,019	286,720
Notes payable – current portion	158,864	125,529
Liabilities associated with assets held for sale	—	5,100,964
Total current liabilities	2,336,693	6,931,136

LONG-TERM LIABILITIES
Notes payable - less current portion	818,547	139,535
Total liabilities	3,155,240	7,070,671

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 33,764,453 shares issued and outstanding as of September 30, 2009; 37,182,987 shares issued and 36,582,987 shares outstanding as of December 31, 2008	33,764	37,183
Non-controlling interest	749,848	749,848
Additional paid-in capital	19,647,966	19,599,504
Accumulated deficit	(17,731,659)	(17,131,888
TOTAL STOCKHOLDERS’ EQUITY	2,699,919	3,254,647
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,855,159	$10,325,318

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
(f/k/a FirstFlight, Inc. and Subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUE	$2,434,831	$2,248,192	$6,300,604	$6,591,323
COST OF REVENUE	1,361,626	1,745,219	3,618,299	5,057,222
GROSS PROFIT	1,073,205	502,973	2,682,305	1,534,101

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	991,626	447,775	3,226,495	2,185,410

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	81,579	55,198	(544,190)	(651,309)

OTHER INCOME (EXPENSE)
OTHER INCOME, net	(15,673)	(8,249)	96,194	(17,749)
INTEREST INCOME	3,504	1,229	11,401	7,066
INTEREST EXPENSE	(34,913)	(4,891)	(84,970)	(15,271)
TOTAL OTHER INCOME (EXPENSE)	(47,082)	(11,911)	22,625	(25,954)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	34,497	43,286	(521,565)	(677,264)

DISCONTINUED OPERATIONS:
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS (Note 2)	—	(962,872)	(547,468)	(127,553)
GAIN FROM DISPOSAL OF SUBSIDIARY	—	—	469,262	—

TOTAL DISCONTINUED OPERATIONS	—	(962,872)	(78,206)	(127,553)

NET INCOME (LOSS)	$34,497	$(919,586)	$(599,771)	$(804,817)

Net income (loss) per Common Share – Basic and Diluted

Continuing operations	$0.00	$0.00	$(0.02)	$(0.02)

Discontinued operations	—	(0.03)	(0.01)	(0.00)

Disposal of subsidiary	—	—	0.01	—

Sub-total discontinued operations	—	(0.03)	(0.00)	(0.00)

Total Basic and Diluted Net Income (Loss) Per Common Share	$0.00	$(0.03)	$(0.02)	$(0.02)
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	33,764,453	36,582,987	34,394,235	36,582,987

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
(f/k/a FirstFlight, Inc. and Subsidiaries)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(599,771)	$(804,817)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	99,864	292,470
Gain on sale of subsidiary	(469,262)	—
Stock based compensation	257,570	350,541
Provision for doubtful accounts	—	7,279
Loss on sale of property and equipment	—	9,500
Changes in operating assets and liabilities:
Accounts receivable	(73,139)	256,409
Inventories	1,248	(151,476)
Prepaid expenses and other current assets	15,448	(93,956)
Accounts payable	(486,067)	(580,859)
Customer deposits	49,738	(360,861)
Accrued expenses	469,400	16,928
TOTAL ADJUSTMENTS	(135,200)	(254,025

NET CASH USED IN OPERATING ACTIVITIES	(734,971)	(1,058,842)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	8,000
Issuance of notes receivable	(750,000)	—
Repayment of notes receivable	12,205
Net cash of sold subsidiary	(229,188)	—
Purchase of property and equipment	(220,231)	(92,468)
Deposits	—	(224,697)
NET CASH USED IN INVESTING ACTIVITIES	(1,187,214)	(309,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	750,000	—
Repayment of notes payable	(38,335)	(112,738)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	711,665	(112,738)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,210,520)	(1,480,745)

CASH AND CASH EQUIVALENTS – Beginning	1,472,535	2,400,152
CASH AND CASH EQUIVALENTS – Ending	$262,015	$919,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$84,970	$17,527
Income taxes	$12,917	$13,829

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
(f/k/a FirstFlight, Inc. and Subsidiaries)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes for Saker Aviation Services, Inc. and its subsidiaries (collectively, the “Company” or “Saker”), which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission.  On September 25, 2009, as provided for in the transaction described below in Discontinued Operations, the Company changed its name from FirstFlight, Inc. to Saker Aviation Services, Inc. and the trade name of each of its operating subsidiaries to Saker Aviation Services.

The condensed consolidated balance sheet as of September 30, 2009 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2009 and 2008 have been prepared by the Company without audit. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of September 30, 2009, its results of operations for the three and nine months ended September 30, 2009 and 2008, and its cash flows for the nine months ended September 30, 2009 and 2008 not misleading have been included.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any full year or any other interim period.

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

For the year ended December 31, 2008, approximately $35,000,000 of revenue included in discontinued operations was part of the Company’s charter segment. The performance of the charter segment had declined significantly in recent quarters from a revenue and profitability standpoint and the Company believed it was unclear if an improvement in performance could be implemented in the near term.  Management believed that the decline in charter segment performance created considerable pressure on the cash flow of the Company as whole and that Airborne would require ongoing cash infusions in the near term in order to maintain operations.  In the absence of such cash infusions, management believed that Airborne’s operations would imperil the Company as a whole.  Management also believed that such an infusion could be less if Airborne were operated independently than were it to remain part of Saker.  Additionally, the Company believed that significant savings in corporate overhead could be implemented in the event that Airborne was divested.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
(f/k/a FirstFlight, Inc. and Subsidiaries)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Simultaneous with the consummation of the Share Exchange, the Company made a non-interest bearing loan to Airborne of $750,000 pursuant to a Loan Agreement dated March 2, 2009 (the “Airborne Loan Agreement”).  Under the Airborne Loan Agreement, the Company made a commitment to loan Airborne an aggregate up to $750,000.  $500,000 of such amount was loaned by the Company to Airborne on March 2, 2009, and the balance of which was loaned by the Company to Airborne on March 12, 2009 upon the satisfactory achievement by Airborne of certain agreed upon targets. Beginning on September 1, 2009 and continuing the first day of each month thereafter until July 31, 2015 Airborne shall pay equal payments of $10,500 to the Company under the Airborne Loan Agreement. Beginning on August 1, 2015 and continuing the first day of each month thereafter the monthly payment by Airborne to the Company under the Airborne Loan Agreement shall be $8,000.  The Airborne Loan Agreement is secured by the assets of Airborne, subordinate to a first lien in favor of Five Star Bank (“Five Star”).  The Airborne Loan Agreement did not contain any personal guarantees from the shareholders of Airborne.  Balances due under the Airborne Loan Agreement are to be repaid from the cash flow of Airborne.  Due to uncertainties in the charter business, management is in the process of evaluating the collectability of this loan.  The Airborne Loan Agreement provides that in the event of a subsequent sale of Airborne or its assets, the proceeds of such sale shall be used first to repay the existing credit facility with Five Star Bank and next to repay any outstanding principal under the Airborne Loan Agreement.  In addition, the Airborne Loan Agreement provides that the Company will share a percentage of any remaining available sale proceeds, the amount of which will vary depending on the timing of a sale transaction.  The Airborne Loan Agreement has been recorded at its present value of as of September 30, 2009 of $646,483.

Also on March 2, 2009, the Company, Airborne and Five Star entered into a Loan Agreement (the “Five Star Loan Agreement”). Under the Five Star Loan Agreement, among other things, Five Star made a commitment to loan the Company and Airborne an aggregate of up to $1,000,000 on a demand line of credit basis.  The Five Star Bank Loan Agreement replaced the Company’s existing credit facility with Five Star (See Note 4). Approximately $1,000,000 was outstanding under the Five Star Loan Agreement and its predecessor credit facility as of December 31, 2008 and March 1, 2009. Airborne and the Company are jointly and severally responsible for the repayment of all outstanding borrowings under the Five Star Loan Agreement. Additional borrowings permitted to be made under the Five Star Loan Agreement may only be made by the Company. Interest on the outstanding principal amount under the Five Star Loan Agreement accrues at a variable rate equal to the Wall Street Journal prime rate then in effect from time to time plus 200 basis points, or 5.25% as of March 2, 2009. The Five Star Loan Agreement is evidenced by a Line of Credit Note, which is payable in equal, monthly interest-only payments unless demanded earlier by Five Star.  The Five Star Loan Agreement contains customary representations, warranties and financial covenants.  Borrowings under the Loan Agreement are secured by (i) a blanket security interest in all of the assets of the Company and Airborne, (ii) an unlimited guaranty from the subsidiaries of the Company and Airborne, and (iii) a limited personal guaranty from Mr. Dow and from Mr. Wachtel.  On September 29, 2009, the Company received a demand letter from Five Star Bank requesting payment of all principal and any accrued and unpaid interest and late charges due and payable under this agreement by January 1, 2010. The Bank also informed the Company that it would make no further advances to the Company under the Five Star Loan Agreement. As of September 30, 2009, the approximate principal amount due under the agreement is $1,000,000 (See Note 4).

The divestiture eliminated the Company’s charter segment, one of three previously reported segments (together with FBO and maintenance).  The divestiture also had a significant impact on the maintenance segment.  There remains a relatively minor maintenance business performed in conjunction with the Company’s FBO operation in Pennsylvania.  The Company believes that the previous reporting of its business in multiple segments was appropriate and provided a greater understanding of its disparate businesses at that time.  Given the divestiture of Airborne and the resulting commonality in the Company’s continuing business, management believes that reporting multiple segments is no longer appropriate.

A summary of the assets sold, liabilities assumed, costs incurred and calculated gain/loss as part of the transaction are as follows:

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
(f/k/a FirstFlight, Inc. and Subsidiaries)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
$469,262

In accordance with Accounting Standards Codification (“ASC”) 360 (prior authoritative literature: SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company has reported Airborne’s results for the three and nine months ended September 30, 2009 and 2008 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

Components of discontinued operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$—	$7,853,254	$3,911,447	$30,066,350
Cost of revenue	—	6,394,282	3,381,030	25,069,801
Gross Profit	—	1,458,972	530,417	4,996,549
Operating expenses	—	2,422,056	1,056,988	5,129,174
Operating loss from discontinued operations	—	(963,084)	(526,571)	(132,625)
Interest income (expense), net	—	212	(2,670)	5,072
Other income (expense), net	—	—	(18,229)	—
Net loss from discontinued operations	$—	$(962,872)	$(547,468)	$(127,553)

NOTE 3 – Sale of Subsidiary

On June 26, 2009, the Company sold NWJC.  NWJC was sold for approximately $279,000.  A portion of the proceeds were escrowed in connection with the Terrance P. Kelley and Gold Jets, LLC litigation as described in Note 9 below.  Net proceeds of the transaction were recorded in other income for the nine months ended September 30, 2009.

NOTE 4 – Going Concern & Management’s Liquidity Plans

As of September 30, 2009, the Company had cash and cash equivalents of $262,015 and had a working capital deficit of $781,581. From continuing operations, the Company generated revenue of approximately $6,300,000 and net loss of approximately $521,566 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2009, cash flows of continuing and discontinued operations included net cash used in operating activities of $734,971, net cash used in investing activities of $1,187,214, and net cash provided by financing activities of $711,665.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
(f/k/a FirstFlight, Inc. and Subsidiaries)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

On September 26, 2008, the Company completed a revolving line of credit agreement (the “Credit Facility”) with Five Star Bank (the “Bank”). The Credit Facility provides the Company with a $1,000,000 revolving line of credit with the Bank. Amounts outstanding under the Credit Facility will bear interest at a rate equal to the prime rate published in the Wall Street Journal form time to time plus 200 basis points. The Credit Facility is secured by all of the Company’s assets as well as the assets of Airborne and Airborne is an additional guarantor of the Credit Facility.  The Credit Facility is payable upon demand by the Bank and requires interest payments based on outstanding balances at an interest rate of prime plus 200 basis points (5.75% as of September 30, 2009).  See Note 2 regarding amended loan agreement.  As described in Note 2, in connection with the Airborne divestiture, the Bank retains a first lien against all of Airborne’s and Saker’s assets.  Further, Airborne joins Saker as joint and several guarantors of borrowings against the Credit Facility.  In the event of a sale of Airborne, the Bank shall receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

On April 10, 2009, FBO Air Wilkes-Barre, Inc. (“FBOWB”) entered into an Amendment to Secured Promissory Note with two individual note holders (collectively, the “Holders”) under which the Holders agreed to reduce the collective remaining principal of their Notes to $180,000 from $200,000.  The Holders further agreed that the principal, which would otherwise have been paid in equal payments of $100,000 on April 1, 2009 and April 1, 2010 with zero interest, will now be paid over a twenty-four month period with each payment including principal and interest at the rate of 5% per year.  The Company has analyzed this transaction in accordance with ASC 470 (prior authoritative literature: EITF 96-19, “Debtors Accounting for a Modification of Debt Terms”) and concluded that there is no material impact on the Company’s condensed consolidated financial statements.

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

On September 29, 2009, the Company received a demand letter from Five Star Bank requesting payment of all principal and any accrued and unpaid interest and late charges due and payable under this agreement by January 1, 2010. The Bank also informed the Company that it would make no further advances to the Company under the Five Star Loan Agreement. As of September 30, 2009, the approximate principal amount due under the agreement is $1,000,000.

The Company anticipates that it will need additional funds to meet the Bank’s demand, in addition to operations, capital expenditures, existing commitments and scheduled payments on outstanding indebtedness.  Management has indicated that the Company is in negotiations with several parties with respect to raising additional funds.  If the Company, in conjunction with Airborne as described above, were unable to repay the amounts under the Credit Facility, the Bank could proceed against the security granted to them to secure that indebtedness. The Company's assets may not be sufficient to repay in full the indebtedness under the Credit Facility. If the Bank maintains its demand for payment of the Company's indebtedness, the Company may be unable to pay all of its liabilities and obligations when due.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
(f/k/a FirstFlight, Inc. and Subsidiaries)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - Summary of Significant Accounting Policies

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Saker Aviation Services, Inc. and its wholly-owned subsidiaries, FBOWB, FBO Air Garden City, Inc. (“FBOGC”), FBO Air WB Leasing (“WB Leasing”), and majority-owned subsidiary Saker Heliports, LLC (“FFH”).  All significant inter-company accounts and transactions have been eliminated in consolidation.  Results associated with Airborne, M&A and NWJC, constituting the charter segment, are reported as discontinued operations in the accompanying condensed consolidated financial statements.

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009**	2008*	2009*	2008*
Weighted average common shares outstanding, basic	33,764,453	36,582,987	34,394,235	36,582,987
Common shares upon exercise of options	—	—	—	—
Weighted average common shares outstanding, diluted	33,764,453	36,582,987	34,394,235	36,582,987

* Potential common shares of 13,692,121 for the nine months ended September 30, 2009 and 13,686,976 for the three and nine months ended September 30, 2008, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

** Potential common shares of 13,692,121 for the three months ended June 30, 2009, were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

Stock Based Compensation
The Company accounts for stock-based compensation in accordance with the fair value recognition provisions of ASC 718 (prior authoritative literature: FAS 123R, “Share-Based Payment”). Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value estimated in accordance with the provisions of ASC 718. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  For the three and nine months ended September 30, 2009, the Company incurred stock based compensation of $2,219 and $257,570, respectively, as compared to $103,619 and $350,541, respectively, for the three and nine months ended September 30, 2008.  Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  As of September 30, 2009, the unamortized fair value of the options and restricted stock totaled $437.

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

The fair value of each share-based payment award granted during the nine months ended September 30, 2009 was estimated using the Black-Scholes option pricing model with the following weighted average fair values:

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
(f/k/a FirstFlight, Inc. and Subsidiaries)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

For the Nine Months Ended September 30, 2009
Dividend yield	0%
Expected volatility	374%
Risk-free interest rate	1.60%
Expected lives	3.5 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the nine months ended September 30, 2009 was $0.08.

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

Fair Value
We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by ASC 820 (prior authoritative literature: FAS 157, “Fair Value Measurements”). The carrying amounts of cash, accounts receivable, accounts payable, accrued expenses and debt approximate fair value because of their short-term maturities.

The levels of hierarchy are as follows:

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

The following are the major categories of assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009, using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2009
Goodwill	$-0-	$-0-	$2,368,284	$2,368,284
Intangible Assets – Trade Names	-0-	-0-	100,000	100,000
Total	$-0-	$-0-	$2,468,284	$2,468,284

Recently Issued Accounting Pronouncements
On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In June 2009 the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010.   The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations.  This standard has not yet been integrated into the ASC.

In June 2009 the FASB issued SFAS 166, “Accounting for Transfers of financial Assets — an amendment of FASB Statement No. 140” (SFAS 166). SFAS 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS 166 will be  effective  January 1, 2010.   The Company is in the process of evaluating the impact of this pronouncement on its consolidated financial position and results of operations.  This standard has not yet been integrated into the ASC.

In May 2009, the FASB issued ASC 855 (prior authoritative literature: SFAS No. 165, “Subsequent Events”).  This Statement sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The company adopted this Statement in the quarter ended September 30, 2009. Subsequent events were evaluated through November 16, 2009, the date on which the financial statements were issued.  This Statement did not impact the Company’s consolidated financial position and results of operations.

In April 2009, the FASB issued ASC 820 (prior authoritative literature: “Staff Position (“FSP”) No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”). This standard requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this provision did not have a material impact on the Company’s financial position and results of operations.

In June 2008, the FASB issued updates to ASC 815-40 (prior authoritative literature: EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“ASC 815-40”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of ASC 815. ASC 815-40 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The adoption of ASC 815-40 did not have a material impact on the Company’s results of operations and financial condition.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
(f/k/a FirstFlight, Inc. and Subsidiaries)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2007, the FASB issued ASC 805 (prior authoritative literature: SFAS No. 141R, "Business Combinations").   ASC 805 establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. ASC 805 also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. ASC 805 will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC 805 would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued ASC 810 (prior authoritative literature: SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51).  ASC 810 establishes accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). ASC 810 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of ASC 810, the Company would be required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. The Company would also be required to present any net income allocable to non-controlling interests and net income attributable to the stockholders of the Company separately in its consolidated statements of operations. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of ASC 810 shall be applied prospectively. The Company adopted ASC 810 and reclassified the non-controlling interest in FFH as a separate component of consolidated stockholders’ equity.   The adoption of ASC 810 did not have a material impact on the Company’s results of operation.

In September 2006, the FASB issued ASC 820, which establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB issued Staff Positions (“FSPs”) No. 157-1 and No. 157-2, which, respectively, remove leasing transactions from the scope of ASC 820 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of ASC 820 (as impacted by these two FSPs) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment. The effects of these remaining aspects of ASC 820 are to be applied to fair value measurements prospectively beginning January 1, 2009. The adoption of these pronouncements did not have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE 6 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers.  The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.  A summary of inventories as of September 30, 2009 and December 31, 2008 is set forth in the following table:

	September 30, 2009	December 31, 2008
Parts inventory	$97,516	$101,006
Fuel inventory	121,643	116,532
Other inventory	10,153	12,161
Total inventory	$229,312	$229,699

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
(f/k/a FirstFlight, Inc. and Subsidiaries)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Included in inventories are amounts held for third parties of $71,550 and $45,484 as of September 30, 2009 and December 31, 2008, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 7 - Stockholders’ Equity

Stock Options
Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2009	3,285,000	$0.50
Granted	275,000	0.08
Exercised	—	—
Forfeited	(2,385,000)	(0.35)
Balance, September 30, 2009	1,175,000	$0.68
Exercisable at September 30, 2009	1,050,000	$0.65

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

Warrants
Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2009	13,117,121	$0.74
Granted	—	—
Exercised	—	—
Forfeited	(600,000)	(1.00)
Balance, September 30, 2009	12,517,121	$0.48
Exercisable at September 30, 2009	12,517,121	$0.48

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

Restricted Stock
On August 5, 2008, under the terms of a consulting agreement, the Company granted 600,000 shares of restricted stock in connection with the NWJC acquisition.  Subject to the Company’s legal remedies and rights under the consulting agreement, the restricted stock vests ratably over three years and resulted in a charge of $222,000 to operations as of December 31, 2008.  Such shares were issued as of September 30, 2009.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
(f/k/a FirstFlight, Inc. and Subsidiaries)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 – Related Parties

The firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, a member of the Company’s Board of Directors, is a managing partner of this firm. During the three and nine months ended September 30, 2009, the Company was billed approximately $0 and $159,400, respectively, for legal services.  During the three and nine months ended September 30, 2008, the Company was billed approximately $30,000 and $100,000, respectively, for legal services. At September 30, 2009 and December 31, 2008, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $42,900 and $0, respectively, related to legal services provided by such firm.

NOTE 9 - Litigation

On November 20, 2008, an Article 78 proceeding in the Supreme Court of the State of New York County of New York was initiated against New York City Economic Development Corporation; the City of New York Department of Small Business Services; Robert Walsh, in his capacity as Commissioner of the Department of Small Business Services; William C. Thompson, Jr., Comptroller of the City of New York, Office of the New York City Comptroller; The Honorable Mayor Bloomberg in his capacity as Mayor of the City of New York, by Petitioners Linden Airport Management Corporation and Paul P. Dudley, individually, objecting to the award of a concession for the Fixed-Base Operator for the Downtown Manhattan Heliport to the Company.  Shortly thereafter, the Company was joined as a necessary party to the Article 78 proceeding.  The Petitioners alleged that the selection process for awarding Saker the concession, was arbitrary, capricious and an abuse of permitted discretion and made in violation of lawful procedure.  In relation to this allegation, Petitioners sought an annulment of the previous award of the concession and a new “Request for Proposals” process in order to award the concession to an entity other than the Company.  Petitioners also alleged a breach of public trust against the City of New York and damages of at least $1,000,000.  On April 21, 2009, this proceeding was dismissed by the Supreme Court of the State of New York County of New York.  On October 9, 2009, Petitioners filed a Notice of Appeal in the New York Supreme Court, Appellate Division, First Department, currently calendared to be heard for the January 2010 Term, seeking to overturn the lower court’s dismissal of the Article 78 proceeding.

On April 7, 2009, Terrance P. Kelley (“Kelley”) and Gold Jets, LLC commenced an action against the Company, New World Jet Corporation, New World Jet Acquisition Corporation, and Doe Corporation, being a fictitious name of a known entity, in the Supreme Court of the State of New York, County of Monroe.  The plaintiffs allege, among other things, breaches of the Stock Purchase Agreement and the Consulting Agreement, which were entered into in connection with the purchase of New World Jet Corporation by New World Jet Acquisition Corporation, a wholly-owned subsidiary of Saker, and Saker.  The plaintiffs seek declaratory relief and damages in an amount not less than $200,000.  On June 8, 2009, the Company served its answer denying liability and asserting defenses and counterclaims, including claims that plaintiffs breached their contractual obligations to the Company.  On July 6, 2009, Kelley amended his complaint to add certain individuals as defendants.  On August 7, 2009, the Company filed an answer to the amended complaint reasserting its defenses and counterclaims.  The Company intends to vigorously preserve its counterclaims as well as defend itself in this matter.  In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Company’s financial position or results of operations, but there are no such assurances. The Company has accounted for this action in accordance with ASC 450 (prior authoritative literature: SFAS 5, “Accounting for Contingencies”).

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

OVERVIEW

Saker Aviation Services, Inc. (“we”, “us”, “our”) is a Nevada corporation, the common stock, $0.001 par value (the “common stock”), of which is publicly traded on the over the counter bulletin board system under the symbol “SKAS.OB”.  Through our subsidiaries, we operate in the fixed base operation (“FBO”) segment of the general aviation industry.  An FBO provides ground-based services such as fueling and hangaring for general aviation, commercial, and military aircraft; aircraft maintenance, and other miscellaneous services.  We also provide consulting services for a non-owned FBO facility and serve as the operator of a heliport.

We were formed on January 17, 2003 (date of inception) as a proprietorship and were incorporated in Arizona on January 2, 2004.  We became a public company as a result of a reverse merger transaction on August 20, 2004 with Shadows Bend Development, Inc., an inactive public Nevada corporation which changed its name to FBO Air, Inc.  On December 13, 2006, we changed our name to FirstFlight, Inc.  On September 25, 2009, as provided for in the transaction described below in Discontinued Operations, the Company changed its name to Saker Aviation Services, Inc. and the trade name of each of its operating subsidiaries to Saker Aviation Services.

Our business activities are carried out at the Wilkes-Barre/Scranton (Pennsylvania) International Airport, Garden City (Kansas) Regional Airport, Downtown Manhattan (New York) Heliport, and at Niagara Falls (New York) International Airport where we provide consulting services to the operator.

On November 1, 2008, the New York heliport facility became part of our company through the awarding of a concession agreement by the City of New York to operate the Downtown Manhattan Heliport.  The business is operated through a subsidiary, Saker Heliports, LLC (“FFH”).

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

Simultaneous with the consummation of the Share Exchange, we made a non-interest bearing loan to Airborne of $750,000 pursuant to a Loan Agreement dated March 2, 2009 (the “Airborne Loan Agreement”).  Under the Airborne Loan Agreement, we made a commitment to loan Airborne an aggregate up to $750,000; $500,000 of such amount was loaned by us to Airborne on March 2, 2009, and the balance of which was loaned by us to Airborne on March 12, 2009 upon the satisfactory achievement by Airborne of certain agreed upon targets. Beginning on September 1, 2009 and continuing the first day of each month thereafter until July 31, 2015 Airborne shall pay equal payments of $10,500 to us under the Airborne Loan Agreement. Beginning on August 1, 2015 and continuing the first day of each month thereafter the monthly payment by Airborne to us under the Airborne Loan Agreement shall be $8,000.  The Airborne Loan Agreement is secured by the assets of Airborne, subordinate to a first lien in favor of Five Star Bank (“Five Star”).  The Airborne Loan Agreement did not contain any personal guarantees from the shareholders of Airborne.  Balances due under the Airborne Loan Agreement are to be repaid from the cash flow of Airborne.  Due to uncertainties in the charter business, management is in the process of evaluating the collectability of this loan.  The Airborne Loan Agreement provides that in the event of a subsequent sale of Airborne or its assets, the proceeds of such sale shall be used first to repay the existing credit facility with Five Star Bank and next to repay any outstanding principal under the Airborne Loan Agreement.  In addition, the Airborne Loan Agreement provides that we will share a percentage of any remaining available sale proceeds, the amount of which will vary depending on the timing of a sale transaction.  The Airborne Loan Agreement has been recorded at its present value as of September 30, 2009 of $646,483.

Also on March 2, 2009, we, Airborne and Five Star entered into a Loan Agreement (the “Five Star Loan Agreement”). Under the Five Star Loan Agreement, among other things, Five Star made a commitment to loan us and Airborne an aggregate of up to $1,000,000 on a demand line of credit basis.  The Five Star Bank Loan Agreement replaced our existing credit facility with Five Star (See Note 2 to the condensed consolidated financial statements). Approximately $1,000,000 was outstanding under the Five Star Loan Agreement and its predecessor credit facility as of December 31, 2008 and March 1, 2009. We and Airborne are jointly and severally responsible for the repayment of all outstanding borrowings under the Five Star Loan Agreement. Additional borrowings permitted to be made under the Five Star Loan Agreement may only be made by us. Interest on the outstanding principal amount under the Five Star Loan Agreement accrues at a variable rate equal to the Wall Street Journal prime rate then in effect from time to time plus 200 basis points, or 5.25% as of March 2, 2009. The Five Star Loan Agreement is evidenced by a Line of Credit Note, which is payable in equal, monthly interest-only payments unless demanded earlier by Five Star.  The Five Star Loan Agreement contains customary representations, warranties and financial covenants.  Borrowings under the Loan Agreement are secured by (i) a blanket security interest in all of our assets and the assets of Airborne, (ii) an unlimited guaranty from our subsidiaries and from Airborne, and (iii) a limited personal guaranty from Mr. Dow and from Mr. Wachtel.  On September 29, 2009, the Company received a demand letter from Five Star Bank requesting payment of all principal and any accrued and unpaid interest and late charges due and payable under this agreement by January 1, 2010. The Bank also informed the Company that it would make no further advances to the Company under the Five Star Loan Agreement. As of September 30, 2009, the approximate principal amount due under the agreement is $1,000,000.

For the years ended December 31, 2008 and 2007, respectively, approximately $35,000,000 and $38,000,000 of revenue included in discontinued operations was part of our charter segment.  The performance of the charter segment had declined significantly in recent quarters from a revenue and profitability standpoint and it was unclear if an improvement in performance could be implemented in any foreseeable timeframe.  The current and anticipated decline in charter segment performance created considerable cash flow pressure.  We believed that Airborne would require ongoing cash infusions in the near term in order to maintain operations and, in the absence of same, would imperil our company.  We also believed that such an infusion could be less if Airborne were operated independently than were it to remain part of Saker.  Additionally, we believed that significant savings in corporate overhead could be implemented in the event that Airborne was divested.

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

Comparison of the Three and Nine Months Ended September 30, 2009 and September 30, 2008.

REVENUE

Revenue increased by 8.3 percent to approximately $2,434,000 for the three months ended September 30, 2009 as compared with corresponding prior-year period revenue of approximately $2,248,000.  For the nine months ended September 30, 2009, revenue decreased by 4.4% to approximately $6,300,000 as compared with revenue of approximately $6,591,000 in the same period in the prior year.

For the three months ended September 30, 2009, revenue associated with the sale of jet fuel, aviation gasoline and related items decreased by 30.2 percent to approximately $1,278,000 as compared to the same period in the prior year.  Revenue associated with the operation of the Downtown Manhattan Heliport (“Heliport”), which was initiated on November 1, 2008, represented approximately $976,000 in the three months ended September 30, 2009 against no comparable revenue in the prior year period.  Revenue associated with maintenance activities decreased by 58.5 percent to approximately $160,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 33.1 percent to approximately $20,000 in the three months ended September 30, 2009 as compared to the same period in the prior year.

For the nine months ended September 30, 2009, revenue associated with the sale of jet fuel, aviation gasoline and related items decreased by 42.9 percent to approximately $3,154,000 as compared to the same period in the prior year.  Revenue associated with the operation of the Heliport, which was initiated on November 1, 2008, represented approximately $2,600,000 in the nine months ended September 30, 2009 against no comparable revenue in the prior year period.  Revenue associated with maintenance activities decreased by 51.7 percent to approximately $478,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 23.8 percent to approximately $61,000 in the nine months ended September 30, 2009 as compared to the same period in the prior year.

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

GROSS PROFIT

Total gross profit increased 113.4 percent to approximately $1,073,000 in the three months ended September 30, 2009 as compared with the three months ended September 30, 2008.  Gross profit as a percent of revenue increased to 44.1 percent in the three months ended September 30, 2009 as compared to 22.4 percent in the same period in the prior year.  The impact of the Heliport operation was a major factor in the increase in gross profit, contributing approximately $677,000 in 2009 with no corresponding impact in 2008.  In the absence of the Heliport, gross profit in the three months ended September 30, 2009 would have been 27.2 as a percent of revenue as compared to 22.4 in the same period in prior year.  The increase in gross profit on this adjusted percent of revenue basis is attributable to generally lower average fuel cost as described above.

Total gross profit increased 74.8 percent to approximately $2,682,000 in the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.  Gross profit as a percent of revenue increased to 42.6 percent in the nine months ended September 30, 2009 as compared to 23.3 percent in the same period in the prior year.  The impact of the Heliport operation was a major factor in the increase in gross profit, contributing approximately $1,706,000 in 2009 with no corresponding impact in 2008.  In the absence of the Heliport, gross profit in the nine months ended September 30, 2009 would have been 26.4 as a percent of revenue as compared to 23.3 in the same period in prior year.  The increase in gross profit on this adjusted percent of revenue basis is attributable to generally lower average fuel cost as described above.

OPERATING EXPENSE

Selling, General and Administrative – Operations

Selling, general and administrative (“SG&A”) expenses associated with our operations were approximately $865,000 in the three months ended September 30, 2009, an increase of approximately $527,000 or 155.7 percent as compared to the three months ended September 30, 2008.  Without the introduction of the Heliport, SG&A associated with our operations would have decreased by approximately $35,000 or 10.4 percent.

SG&A associated with our operations, as a percentage of revenue, was 35.5 percent for the three months ended September 30, 2009 as compared with 15.1 percent in the corresponding prior year period.  Once again, the introduction of the Heliport was a major factor.  In the absence of the Heliport, SG&A associated with our Operations, as a percent of revenue, would have been 20.8 percent of revenue; a more meaningful comparison to the 15.1 percent in the three months ended September 30, 2008.

For the nine months ended September 30, 2009, SG&A expenses associated with our operations were approximately $2,548,000, an increase of approximately $1,513,000 or 146.4 percent as compared to the nine months ended September 30, 2008.  Without the introduction of the Heliport, SG&A associated with our Operations would have decreased by approximately $48,000 or 4.7 percent.

For the nine months ended September 30, 2009, SG&A associated with our Operations, as a percentage of revenue, was 40.4 percent as compared with 15.7 percent in the corresponding prior year period.  Once again, the introduction of the Heliport was a major factor.  In the absence of the Heliport, SG&A associated with our Operations, as a percent of revenue, would have been 26.7 percent of revenue; a more meaningful comparison to the 15.7 percent in the nine months ended September 30, 2008.

Selling, General and Administrative – Corporate

Corporate expense was approximately $126,000 and $678,000 for the three and nine months ended September 30, 2009, respectively, representing an increase of approximately $17,000 as compared to the three months ended September 30, 2008 and a decrease of approximately $473,000 as compared to the nine months ended September 30, 2008.   The increase in the three months ended September 30, 2009 was largely related to the costs associated with litigation expenses.  The decrease in the nine months ended September 30, 2009 were largely driven by a combination of lower head-count in connection with the elimination of costs associated with our former President & Chief Executive Officer as a result of the divestiture of Airborne, the departure of our Senior VP & Chief Financial Officer at December 31, 2008, stock-based compensation expenses that were approximately $103,000 less in the nine months ended September 30, 2009 than they were in the same period in the prior year, and by the costs associated with our investor relations efforts, which represented approximately $108,000 for the nine months ended September 30, 2008 as compared to zero expenses in the corresponding current year period.

The elimination of costs due to the resignation of our former Senior Vice President and Chief Financial Officer and our prior President and Chief Executive Officer is expected significantly decrease the level of corporate expenses in the next quarter as well.  Other individuals within the Company will absorb the responsibilities of these individuals.

OPERATING INCOME (LOSS)

Operating income for the three months ended September 30, 2009 was approximately $81,600, an increase of approximately $26,400 or 47.8 percent as compared to the three months ended September 30, 2008.  Operating losses for the nine months ended September 30, 2009 were approximately $544,000, a decrease of approximately $107,000 from the same period in the prior year.  Improvements on a year-over-year basis were driven by a combination of lower levels of corporate and operating expenses and increased gross margin, all of which are described above.

Depreciation and Amortization

Depreciation and amortization from continuing operations was approximately $100,000 for the nine months ended September 30, 2009 and 2008.

Interest Income/Expense

Interest income for the three and nine months ended September 30, 2009 was $3,504 and 11,401, respectively, as compared to $1,229 and $7,066, respectively, in three and nine months ended September 30, 2008.  Interest expense for the three and nine months ended September 30, 2009 was $34,913 and $84,970, respectively, as compared to $4,891 and $15,271, respectively, in the same periods in 2008.  We anticipate that interest costs will continue to increase in 2009, as compared to 2008, as a result of higher interest rates under our new Credit Facility (See Note 3 to the condensed consolidated financial statements – Going Concern and Management’s Liquidity Plans) and the service on the EuroAmerican Note (see Note 2 to the condensed consolidated financial statements – Discontinued Operations).

Net Income/Loss Per Share

Net income for continuing operations for the three months ended September 30, 2009 was approximately $34,500 as compared to net income from continuing operations of approximately $43,200 for the three months ended September 30, 2008.  Net losses for continuing operations for nine months ended September 30, 2009 was approximately $521,600, respectively, as compared to net losses of approximately $677,300 for the nine months ended September 30, 2008.

Basic and diluted net income per share for the three months ended September 30, 2009 was $0.00.  Basic and diluted net loss per share for the nine months ended September 30, 2009 was $0.02 and $0.02 for continuing and discontinued operations, respectively, plus a gain of $0.02 for the gain on sale of subsidiary, for a total net loss of $0.02 per share.

Liquidity and Capital Resources

The following discussion gives effect only to continuing operations.

As of September 30, 2009, we had cash and cash equivalents of $262,015 and had a working capital deficit of $781,581. From continuing operations, we generated revenue of approximately $6,300,000 and net loss of approximately $521,566 for the nine months ended September 30, 2009. For the nine months ended September 30, 2009 in continuing and discontinued operations, net cash used in operating activities was $734,971, net cash used in investing activities was $1,187,214 and net cash provided by financing activities was $711,665.

We initiated operations at the Heliport on November 1, 2008 pursuant to an agreement with the City of New York through the New York City Economic Development Corporation (the “Agreement”). Under the Agreement, Saker is responsible for minimum annual guaranteed payments of $1,200,000 in the first year of Saker’s operation of the Heliport. We also agreed to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 over the first two years of the Agreement and another $1,000,000 by the end of the fifth year of the Agreement. We believe that earnings from the operation will be sufficient to satisfy the minimum annual guarantee and we have secured a verbal commitment to fund the capital improvements as required.  During the year ended December 31, 2008, we received aggregate cash of approximately $725,000 in exchange for a one percent membership interest in FFH.

On September 26, 2008, we completed a revolving line of credit agreement (the “Credit Facility”) with Five Star Bank (the “Bank”). The Credit Facility provides us with a $1,000,000 revolving line of credit with the Bank and is payable on demand. Amounts outstanding under the Credit Facility will bear interest at a rate equal to the prime rate published in the Wall Street Journal from time to time plus 200 basis points. The Credit Facility is secured by all of our assets as well as the assets of Airborne, which is also an additional guarantor of the Credit Facility.  On September 29, 2009, the Company received a demand letter from Five Star Bank requesting payment of all principal and any accrued and unpaid interest and late charges due and payable under this agreement by January 1, 2010. The Bank also informed the Company that it would make no further advances to the Company under the Five Star Loan Agreement. As of September 30, 2009, the approximate principal amount due under the agreement is $1,000,000.

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

Going Concern

We anticipate that we will need additional funds to meet the Bank’s demand, in addition to operations, capital expenditures, existing commitments and scheduled payments on outstanding indebtedness.  We are in negotiations with several parties with respect to raising additional funds.  If we, in conjunction with Airborne as described above, were unable to repay the amounts under the Credit Facility, the Bank could proceed against the security granted to them to secure that indebtedness. Our assets may not be sufficient to repay in full the indebtedness under the Credit Facility. If the Bank maintains its demand for payment of our indebtedness, we may be unable to pay all of its liabilities and obligations when due.

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

During the three months ended September 30, 2009, we had a net decrease in cash and cash equivalents of $1,210,520. Our sources and uses of funds from continuing and discontinued operations during this period were as follows:

Cash from Operating Activities

For the nine months ended September 30, 2009, net cash used in operating activities was $734,971. This amount included a decrease in operating cash related to a net loss of $599,771 and additions for the following items: (i) depreciation and amortization, $99,864; (ii) stock-based compensation expense, $257,570; (iii) accrued expenses, $469,400; (iv) customer deposits, $49,738; (v) prepaid expenses, $15,448; and (vi) inventories, $1,248.  The increase in cash used in operating activities in 2009 was offset by the following decreases: (i) gain on sale of subsidiary, $469,262; (ii) accounts payable, $486,067; and (iii) accounts receivable, $73,139.  For the nine months ended September 30, 2008, net cash used in operating activities was $1,058,842. This amount included a decrease in operating cash related to net loss of $804,817, additions for depreciation and amortization charges of $292,470 and stock-based compensation expense of $350,541.  The increase in cash used in operating activities in 2008 was offset by a decrease of approximately $897,000 in operating assets and liabilities for the following items: (i) customer deposits decreased cash approximately $361,000 related to advance payments made in 2007 for charter flights that occurred in 2008; (ii) cash payments for prepaid expenses increased by approximately $94,000; and (iii) changes in accounts payable, accounts receivable, inventories and accrued expenses all resulted in a net decrease in cash of approximately $442,000.

Cash from Investing Activities

For the nine months ended September 30, 2009, net cash used in investing activities was $1,187,214 and was attributable to the purchase of property and equipment ($220,231), issuance of notes receivable ($750,000), offset by proceeds from notes receivable ($12,205), and net cash of discontinued operations ($229,188).  For the nine months ended September 30, 2008, net cash used in investing activities was $309,165 and was attributable to the purchase of property and equipment of $92,468 offset by sale proceeds of $8,000 and approximately $225,000 of cash payments in connection with the NWJ acquisition.

Cash from Financing Activities

For the nine months ended September 30, 2009, net cash provided by financing activities was $711,665, consisting of a note payable of $750,000 in connection with the divestiture of Airborne offset by repayment of notes payable of $38,335.  For the nine months ended September 30, 2008, net cash used in financing activities was $112,738, consisting of the repayment of notes payable.

Critical Accounting Policies and Estimates

Stock Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of ASC 718 (prior authoritative literature: SFAS 123R, “Share-Based Payment”). Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value estimated in accordance with the provisions of ASC 718. We recognize these compensation costs over the requisite service period of the award, which is generally the option vesting term.

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

Recent Accounting Pronouncements

The information contained in Footnote 5 to the Company’s Condensed Consolidated Financial Statements included in Part I, Item I to this quarterly report is incorporated herein by reference.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

During the three months ended September 30, 2009, there were no material changes to the quantitative and qualitative disclosures about market risks presented in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Saker Aviation Services, Inc.

Date: November 16, 2009	By:	/s/ Ronald J. Ricciardi

Ronald J. Ricciardi,
President & Chief Executive Officer