Form 10-K
period 2009-12-31
Saker Aviation Services, Inc.
filed 2010-04-15
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $764,145.

As of April 13, 2010, the Registrant had 33,164,453 shares of its Common Stock, $.001 par value, issued and outstanding.

Documents incorporated by reference: None

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
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

General

Saker Aviation Services, Inc. (“Saker”), through its subsidiaries (Saker and its subsidiaries collectively the “Company”, “we”, “us” and “our”), operates in the fixed base operation (“FBO”) segment of the general aviation industry.  An FBO provides ground-based services such as fueling and hangaring for general aviation, commercial, and military aircraft; aircraft maintenance, and other miscellaneous services.  We also provide consulting services for a non-owned FBO facility and serve as the operator of a heliport.

We were formed on January 17, 2003 (date of inception) as a proprietorship and were incorporated in Arizona on January 2, 2004.  We became a public company as a result of a reverse merger transaction on August 20, 2004 with Shadows Bend Development, Inc., an inactive public Nevada corporation which changed its name to FBO Air, Inc.  On December 12, 2006, we changed our name to FirstFlight, Inc.  On September 2, 2009, we changed our name to Saker Aviation Services, Inc.

Our business activities are carried out at the Wilkes-Barre/Scranton (Pennsylvania) International Airport where we operate an FBO, Garden City (Kansas) Regional Airport where we operate an FBO, the Downtown Manhattan (New York) Heliport, and at the Niagara Falls (New York) International Airport where we provide consulting services to the operator.

The Wilkes-Barre facility became part of our company as a result of our acquisition of Tech Aviation Service, Inc. (“Tech”) in March 2005 and the Garden City facility became part of our company as a result of our acquisition of the FBO assets of Central Plains Aviation, Inc. (“CPA”) in March 2005.

The New York heliport facility became part of our company through the award of a concession agreement by the City of New York to operate the Downtown Manhattan Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”).

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

On March 2, 2009, we entered into a Share Exchange Agreement with Airborne, John H. Dow, our former President and Chief Executive Officer, and Daphne Dow, pursuant to which we divested our ownership interest in Airborne.  Mr. Dow resigned from our company immediately preceding this agreement.  Prior to the consummation of the Share Exhcange Agreement, Airborne was a wholly-owned subsidiary of ours.  Pursuant to the terms and conditions of the Share Exchange Agreement, Mr. and Mrs. Dow exchanged all of their 3,418,534 individually and jointly owned shares of our Common Stock, valued at $239,297 on the date of the agreement, and all of their options and warrants to purchase 1,100,000 shares of our Common Stock owned by them in exchange for all of the issued and outstanding shares of Common Stock in Airborne owned by us.   As a result of the consummation of the Share Exchange Agreement, Mr. and Mrs. Dow became the sole owners of Airborne.  Concurrent with the consummation of the Share Exchange Agreement, Airborne also assumed all pre- and post-closing rights and obligations under lease agreements for our IST Center and 236 Sing Sing Road, Horseheads, New York locations.

Immediately prior to entering into the Airborne Loan Agreement, EuroAmerican Investment Corp. (“EuroAmerican”) loaned us an aggregate of up to $750,000 for the purpose of funding the Airborne Loan Agreement discussed below.  The EuroAmerican loan is evidenced by a Promissory Note delivered by us to EuroAmerican with a maturity date of February 27, 2011.  The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  Two members of our Board of Directors, William B. Wachtel and Alvin S. Trenk, issued personal guarantees in connection with the EuroAmerican Loan.  Mr. Wachtel is a principal of EuroAmerican.

Simultaneous with the consummation of the Share Exchange Agreement, we made a non-interest bearing loan to Airborne of $750,000 pursuant to a Loan Agreement dated March 2, 2009 (the “Airborne Loan Agreement”).  Under the Airborne Loan Agreement, we made a commitment to loan Airborne an aggregate up to $750,000; $500,000 of such amount was loaned by us to Airborne on March 2, 2009, and the balance of which was loaned by us to Airborne on March 12, 2009 upon the satisfactory achievement by Airborne of certain agreed upon targets. Beginning on September 1, 2009 and continuing the first day of each month thereafter until July 31, 2015 Airborne shall pay equal payments of $10,500 to us under the Airborne Loan Agreement. Beginning on August 1, 2015 and continuing the first day of each month thereafter the monthly payment by Airborne to us under the Airborne Loan Agreement shall be $8,000.  The Airborne Loan Agreement is secured by the assets of Airborne, subordinate to a first lien in favor of Birch Hill Capital, LLC (“Birch Hill”).  The Airborne Loan Agreement did not contain any personal guarantees from the shareholders of Airborne.  Balances due under the Airborne Loan Agreement are to be repaid from the cash flow of Airborne.  Due to uncertainties in the charter business, management is in the process of evaluating the collectability of this loan.  The Airborne Loan Agreement provides that in the event of a subsequent sale of Airborne or its assets, the proceeds of such sale shall be used first to repay the existing credit facility with Birch Hill and next to repay any outstanding principal under the Airborne Loan Agreement.  In addition, the Airborne Loan Agreement provides that we will share a percentage of any remaining available sale proceeds, the amount of which will vary depending on the timing of a sale transaction.  The Airborne Loan Agreement has been recorded at its present value as of December 31, 2009 of $619,720.

Also on March 2, 2009, we, Airborne and Five Star entered into a Loan Agreement, which was subsequently assigned to Birch Hill Capital LLC (the “Birch Hill Loan Agreement”).  Effective December 29, 2009, Five Star executed an Allonge and an Assignment of Note and Note Documents (together, the “Assignment Documents”) pursuant to which a revolving line of credit agreement (the “Credit Facility”) and related documents and agreements dated March 3, 2009 made jointly and severally by Airborne and us in favor of Five Star (collectively, the “Loan Agreements”) were sold, assigned and transferred to Birch Hill Capital, LLC (“Birch Hill”). Under the Birch Hill Loan Agreement, among other things, Birch Hill made a commitment to loan the Company and Airborne an aggregate of up to $1,000,000 on a demand line of credit basis.  The Birch Hill Loan Agreement contains customary representations, warranties and financial covenants.  Borrowings under the Loan Agreement are secured by (i) a blanket security interest in all of the assets of the Company and Airborne, and (ii) an unlimited guaranty from the subsidiaries of the Company and Airborne.  As of April 13, 2010, the approximate principal amount due under the agreement is $1,000,000.

The divesture of Airborne eliminates our charter segment, one of three previously reported segments (together with FBO and maintenance).  The divestiture also had a significant impact on the maintenance segment by eliminating a substantial portion of maintenance services provided by the discontinued operations.  There remains a relatively minor maintenance business performed in conjunction with our FBO operation in Pennsylvania.  We believe that the previous reporting of our business in multiple segments was appropriate and provided a greater understanding of our disparate businesses at that time.  Given this divestiture and the resulting commonality in our continuing business, we no longer believe that reporting multiple segments is necessary.  Our discussion below describes the various components that make up and contribute to the performance of our FBO business.

The FBO segment of the industry is highly fragmented - populated by, according to the National Air Transportation Association (“NATA”), over 3,000 operators who serve customers at one or more of the over 3,000 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these companies are single location operators. NATA characterizes companies with operations at three or more airports as “chains.” An operation with FBOs in at least two distinctive regions of the country is considered a “national” chain while multiple locations within a single region are considered “regional” chains.  The results of operations from FFH will be reported in our FBO segment as a heliport is essentially an FBO for helicopters.

We believe the general aviation market has been historically cyclical, with revenue correlated to general U.S. economic conditions.  Although not truly seasonal in nature, historically the spring and summer months tend to generate higher levels of revenue and our operations follows that trend.

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

Marketing and Sales

The main goal of our marketing and sales efforts is to increase traffic at our facilities, which is intended to drive revenue through the incremental sale of products and services.  Our primary marketing tactic in this regard is to focus advertising efforts in the environments (web, periodical, industry publications) where the pilot and aviation-user community might be introduced to our brand name.  From a sales standpoint, personnel seek out local corporations which either have aircraft or use general aviation as part of their business model, with the intent to secure additional traffic and/or aircraft based at our facilities.  We have also made enhancements to our website that reinforce these marketing and sales efforts.  We intend to continue to invest in modest improvements to our sales and marketing strategies to drive revenue growth.

Government Approvals

The aviation services that we provide are generally performed on municipal or other government owned real estate properties. Accordingly, at times we will need to obtain certain consents or approvals from those government entities in conjunction with our operations. These consents is typically in the form of a lease agreement, as is the case at our Pennsylvania and Kansas facility, or a concession agreement, as is the case with our New York facility.  There can be no assurance that we shall obtain further consents on favorable terms.

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

Competition

The FBO segment of the aviation services industry, the vast majority of which are independent, single location operators, is competitive in both pricing and service due to the amount of flexibility for aircraft in transit to choose from a number of FBO options within a 200-300 mile radius.   We are the sole FBO at each of our current facilities.  As such, we face no direct on-airport competition but do realize competitive pressure on pricing and services from FBO facilities at other airports depending on inbound passenger’s travel flexibility.

We plan to grow our business.  We anticipate that our larger size will provide us with greater buying power from suppliers, and therefore provide us with lower costs.  Lower costs would allow for a more aggressive pricing policy against some competition. More importantly, we believe that the higher level of customer service offered in our facilities will allow us to draw additional aircraft and thus compete successfully against other FBOs of any size.

There can be no assurance that we will compete successfully in the highly competitive aviation industry.

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

Employees

As of December 31, 2009, we employed 60 persons, of whom 37 were employed on a full-time basis, one of whom was an executive officer of ours.  Substantially all of our personnel are employed at our operations in Pennsylvania, New York and Kansas.

ITEM 1A.	RISK FACTORS

The following risk factors relate to our operations:

While we have been profitable from our operations the past two quarters there is no assurance that this level of performance will continue for the foreseeable future despite our expectations to the contrary.

We generated revenue from continuing operations of approximately $8,700,000 and net losses from continuing operations of approximately $332,000 for the year ended December 31, 2009.

As discussed later in this report, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have taken several steps to reduce the level of expenditures for corporate and functional operations by severing ties with several employees and instituting a salary reduction program for management.  These actions have enabled us to generate positive operating income for the past two quarters.  Despite these steps, we may be unable to retain profitability on an ongoing basis despite our expectation that we will.

We may need additional capital to fund our operations, capital expenditures, existing commitments and scheduled payments on outstanding indebtedness for the next twelve month period.  If we, in conjunction with Airborne, were unable to repay the amounts due under the Birch Hill Loan Agreement, Birch Hill could proceed against the security granted to them to secure that indebtedness. In addition, our assets may not be sufficient to repay in full the indebtedness under the Birch Hill Loan Agreement. If Birch Hill were to demand payment of our indebtedness under the Birch Hill Loan Agreement, we may be unable to pay all of our liabilities and obligations when due.

An additional risk in this regard is the eventuality that Airborne may become insolvent.  While Airborne is current in their note payments to us and it is our expectation that Airborne will continue to make their payments, should Airborne become insolvent it would likely default on the Airborne Loan Agreement and we would become solely liable for principal payments under the Birch Hill Loan Agreement.

We may have a need for additional financing to expand our business.

Certain of the potential sellers with respect to the FBOs we may seek to acquire in the future may accept shares of our common stock or other securities as payment by us for the acquisition. However, we believe that it is likely that some may seek cash payments, whether paid at the closing or in post-closing installment payments. There can be no assurance that our operations will generate sufficient cash flow to meet these acquisition obligations. Accordingly, we anticipate the need to seek additional equity or debt financing to meet any cash requirements for acquisitions. Any such financing will be dependent on general market conditions and the stock market’s evaluation of our performance and potential. Accordingly, we can give no assurance that we will obtain such equity or debt financing and, even if we do, that the terms would be satisfactory to us.

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

Terrorist actions involving public and private aircraft may have a significant adverse impact on us. As a result of these actions, individuals and corporate customers may cease using private aircraft as a means of transportation or reduce their use of such aricraft. In this event, we would be unable to maintain sales and may be unable to continue our operations on a successful basis.

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

Our future success will be heavily dependent on the performance of our executive officers and managers. We have entered into an employment agreement with our President and Chief Executive Officer, Ronald J. Ricciardi.  Our growth and future success will depend, in large part, on the continued contributions of Mr. Ricciardi and other key individuals, as well as our ability to motivate and retain these personnel or hire other persons.  Our recent cost-cutting measures, including salary and benefits reductions, could make it more difficult for us to retain key employees.  Although we believe we will be able to hire and retain qualified personnel, we can give no assurance that we will be successful in obtaining, recruiting and retaining such personnel in sufficient numbers to increase revenue, attain profitability, or successfully implement our growth strategy.

We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses.

          We are subject to a variety of federal, state and local environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean-up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We intend to comply with these laws and regulations, however, from time to time, our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations generally are in material compliance with applicable environmental laws, requirements and permits and that any lapses in compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws, and requirements and permits have not been material; however, the operation our business entails risks in these areas, and a failure by us to comply with applicable environmental laws, regulations, or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated.

Volatility and disruption in global financial markets could significantly impact our customers, weaken the markets we serve and harm our operations and financial performance.

          Our financial performance depends, in large part, on conditions in the markets that we serve and on the U.S. and global economies in general.  U.S. and global financial markets have experienced extreme disruption recently, including, among other things, concerns regarding the global recession, high historical levels of unemployment, the decline in the housing market, a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. Given the significance and widespread nature of these nearly unprecedented circumstances, the U.S. and global economies could remain in a recessionary state for an indeterminate period of time. There can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies. In addition, the current tightening of credit in financial markets may adversely affect our customers’ spending habits and could result in a decrease in or cancellation of orders for our services as well as impact the ability of our customers to make payments. Similarly, this tightening of credit may adversely affect our supplier base and increase the potential for one or more of our suppliers to experience financial distress or bankruptcy. These conditions would harm our business by adversely affecting our sales, results of operations, profitability, cash flows, financial condition and long-term anticipated growth rate.

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

Potential additional financings, the granting of additional stock options and possibly anti-dilution provisions in our warrants could further dilute our existing stockholders.

As of April 13, 2010, there were 33,164,453 shares outstanding. If all of our outstanding common stock purchase warrants and options were exercised, there would be 42,668,040 shares outstanding, an increase of almost 29%.  Any further issuances due to additional equity financings or the granting of additional options or possibly the anti-dilution provisions in our warrants will further dilute our existing stockholders.

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

Our board of directors currently has the right, with respect to the 9,999,154 authorized shares of our preferred stock, to authorize the issuance of one or more series of our preferred stock with such voting, dividend and other rights as our directors determine. Such action can be taken by our board without the approval of the holders of our common stock. However, a majority of the independent directors must approve such issuance under a policy adopted by the Saker board of directors on March 19, 2006. Accordingly, the holders of any new series of preferred stock could be granted voting rights that reduce the voting power of the holders of our common stock. For example, the preferred holders could be granted the right to vote on a merger as a separate class even if the merger would not have an adverse effect on their rights. This right, if granted, would give such preferred holders a veto with respect to any merger proposal. Or such preferred holders could be granted 20 votes per share while voting as a single class with the holders of our common stock, thereby diluting the voting power of the holders of our common stock. In addition, the holders of any new series of preferred stock could be given the option to be redeemed in cash in the event of a merger. This would make an acquisition of our Company less attractive to a potential acquirer. Thus, our board could authorize the issuance of shares of the new series of preferred stock in order to defeat a proposal for the acquisition of our company which a majority of the holders of our common stock otherwise favor.

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

As of April 13, 2010, the executive officers and directors of ours and their family members and associates collectively could vote 7,465,419 shares, or 22.5%, of the 33,164,453 shares of the outstanding voting shares. Accordingly, and, because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of the directors of Saker. The management of our company is controlled by our board of directors, currently comprised of three independent directors, a director who is a managing partner of a law firm which provides legal services to us, and one executive officer/director.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

As of April 13, 2010, we lease office space at the following locations:

Location	Purpose	Space	Annual Rental	Expiration

101 Hangar Road Avoca, Pennsylvania	Pennsylvania FBO location	24,000 square feet	$75,000	August 21, 2013

2117 S. Air Service Road Garden City, Kansas	Kansas FBO location	17,640 square feet	$12,420	December 31, 2030

As discussed in Note 2 to the consolidated financial statements, space occupied by the discontinued operations was under a lease with a related party.  The obligation under this lease was assumed by Airborne in connection with the divestiture.

We believe that our space is adequate and suitable for our immediate needs.  Additional hangar space may be required in the future.  No such definitive plans have been developed at the time of this report.

ITEM 3.	LEGAL PROCEEDINGS

On November 20, 2008, an Article 78 proceeding in the Supreme Court of the State of New York County of New York was initiated against New York City Economic Development Corporation; the City of New York Department of Small Business Services; Robert Walsh, in his capacity as Commissioner of the Department of Small Business Services; William C. Thompson, Jr., Comptroller of the City of New York, Office of the New York City Comptroller; The Honorable Mayor Bloomberg in his capacity as Mayor of the City of New York, by Petitioners Linden Airport Management Corporation and Paul P. Dudley, individually, objecting to the award of a concession for the Fixed-Base Operator for the Downtown Manhattan Heliport to us.  Shortly thereafter, we were joined as a necessary party to the Article 78 proceeding.  The Petitioners alleged that the selection process for awarding Saker the concession, was arbitrary, capricious and an abuse of permitted discretion and made in violation of lawful procedure.  In relation to this allegation, Petitioners sought an annulment of the previous award of the concession and a new “Request for Proposals” process in order to award the concession to an entity other than us.  Petitioners also alleged a breach of public trust against the City of New York and damages of at least $1,000,000.  On April 21, 2009, this proceeding was dismissed by the Supreme Court of the State of New York County of New York.  On October 9, 2009, Petitioners filed a Notice of Appeal in the New York Supreme Court, Appellate Division, First Department, currently calendared to be heard for the January 2010 Term, seeking to overturn the lower court’s dismissal of the Article 78 proceeding.  On January 6, 2010, we filed our brief in connection with the appeal.  On March 16, 2010, the Appellate Division unanimously dismissed the Petitioners appeal.

On April 7, 2009, Terrance P. Kelley (“Kelley”) and Gold Jets, LLC commenced an action against us, New World Jet Corporation, New World Jet Acquisition Corporation, and Doe Corporation, being a fictitious name of a known entity, in the Supreme Court of the State of New York, County of Monroe.  The plaintiffs alleged, among other things, breaches of the Stock Purchase Agreement and the Consulting Agreement, which were entered into in connection with the purchase of New World Jet Corporation by New World Jet Acquisition Corporation, our wholly-owned subsidiary, and Saker.  The plaintiffs sought declaratory relief and damages in an amount not less than $200,000.  On June 8, 2009, we served our answer denying liability and asserting defenses and counterclaims, including claims that plaintiffs breached their contractual obligations to us.  On July 6, 2009, Kelley amended his complaint to add certain individuals as defendants.  On August 7, 2009, we filed an answer to the amended complaint reasserting its defenses and counterclaims.  On December 28, 2009, the parties settled the lawsuit and issued mutual releases to that end.  The terms of the settlement were not material to us.

In addition to the matters noted above, from time to time, we may be a party to one or more claims or disputes which may result in litigation. Our management does not, however, presently expect that any such matters will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol SKAS. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) equity securities.  Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market.

The following table sets forth the high and low closing sale prices for the common stock as reported on the OTCBB for the past two most recent fiscal years.

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2008	$0.480	$0.320

June 30, 2008	$0.500	$0.330

September 30, 2008	$0.420	$0.200

December 31, 2008	$0.280	$0.060

March 31, 2009	$0.120	$0.035

June 30, 2009	$0.055	$0.035

September 30, 2009	$0.035	$0.010

December 31, 2009	$0.120	$0.015

Holders

As of April 13, 2010, there were approximately 620 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks, and other fiduciaries.

Dividends

Since our inception we have never declared or paid any cash dividends on our common stock.  We intend to retain future earnings to finance the growth and development of our business and future operations. Therefore, we do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future.

Repurchases

We did not repurchase shares of our common stock during the years ended December 31, 2009 and 2008.

Recent Sales of Unregistered Securities

Information with respect to all equity securities sold by us during the fiscal year ended December 31, 2009 which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), was previously reported on our Form 8-K filed on January 26, 2010 and is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.   These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, repayment of debt, other financial items, statements regarding our plans and objectives for future operations, acquisitions, divestitures and other transactions, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements, and statements that are other than statements of historical fact.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include our services and pricing, general economic conditions, our ability to raise additional capital, our ability to obtain the various approvals and permits for the acquisition and operation of FBOs and the other risk factors contained under Item 1A of this report.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

Our long-term strategy is to increase our sales through growth within our FBO operations.  To do so, we may expand our geographic reach and product offering through strategic acquisitions and improved market penetration within the markets we serve.   We expect that any future acquisitions or product offerings would be a direct complement to our current FBO operations.

If we are able to grow our business as planned, we anticipate that our larger size will provide us with greater buying power from suppliers, and therefore provide us with lower costs.  Lower costs would allow for a more aggressive pricing policy against some competition. More importantly, we believe that the higher level of customer service offered in our facilities will allow us to draw additional aircraft and thus compete successfully against other FBOs of any size.

Discontinued Operations

As discussed in Item 1 of this report above and Note 2 of our consolidated financial statements, we completed the sale of our Airborne subsidiary on March 2, 2009 under a plan commenced in 2008.  We believe the discontinuation of the charter segment will allow us to focus our efforts on our FBO operations.  Pursuant to the Share Exchange Agreement between us and John and Daphne Dow, and the Loan Agreement between us and Airborne, we will benefit from any principal payments that may be made by Airborne and continuing payments after the retirement of principal that may be made by Airborne.  In addition, we will participate in any future sale of Airborne.  While it was a subsidiary of ours, Airborne generated revenue of approximately $3,900,000 and $38,300,000 for the years ended December 31, 2009 and 2008, respectively.  While it was a subsidiary of ours, Airborne recognized operating losses of approximately $525,000 and $3,880,000, including a write-off of goodwill and intangibles of approximately $2,635,000, for the years ended December 31, 2009 and 2008, respectively.

The performance of the charter segment had declined significantly in the quarters leading up to the divestiture from a revenue and profitability standpoint and it was unclear if an improvement in performance could be implemented in any foreseeable timeframe.  The current and anticipated decline in charter segment performance created considerable cash flow pressure.  We believed that Airborne would require ongoing cash infusions in the near term in order to maintain operations and, in the absence of additional cash, would imperil our company.  We also believed that such an infusion could be less if Airborne were operated independently than were it to remain part of Saker.  Additionally, we believed that significant savings in corporate overhead could be implemented in the event that Airborne was divested.

Equally important in our decision to divest Airborne was a relative confidence in our ongoing FBO operations, which have resulted in higher gross margins than our charter operations.  The FBO business was our original focus and the performance of that business had proven stable.  Taken in conjunction with the introduction of our heliport operations in November 2008, we believed that the makings of a solid platform for growth were present.  In the final analysis, we believed that the continuing operations of our company would provide us the best possible route to resumed profitability and growth.

Under the Birch Hill Loan Agreement, Birch Hill retains a first lien against all of Airborne’s and Saker’s assets.  Further, Airborne and Saker are joint and several guarantors of borrowings against the credit facility.  In the event of a sale of Airborne, Birch Hill shall receive the first distribution of any related proceeds in the full amount of any outstanding amount under the credit facility.

Summary Financial Information

The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this report.

Consolidated Statement of Operations Data:	Year Ended December 31, 2009	Year Ended December 31, 2008
(in thousands, except for share and per share data)
Revenue – continuing operations	$8,700	$8,597
Net income (loss) – continuing operations	$(332)	$(1,024)
Net income (loss) – discontinued operations	$(78)	$(3,881)
Net income (loss) per share – basic and diluted – continued operations	$(0.01)	$(0.03)
Net income (loss) per share – basic and diluted – discontinued operations	$(0.00)	$(0.11)
Net income (loss) per share – basic and diluted	$(0.01)	$(0.14)
Weighted average number of shares – basic and diluted	34,314,400	36,582,987

Balance Sheet Data: (in thousands)	December 31, 2009	December 31, 2008
Working capital (deficit)	$(463)	$(756)
Total assets – continuing operations	$6,547	$4,962
Total assets – held for sale	$—	$5,363
Total assets	$6,547	$10,325
Total liabilities – continuing operations	$3,461	$1,970
Total liabilities – associated with assets held for sale	$—	$5,101
Stockholders’ equity	$3,086	$2,504
Total liabilities and Stockholders’ equity	$6,547	$10,325

Management’s Discussion and Analysis of Financial Condition and Results of Operations

 This Management’s Discussion and Analysis of Results of Operations gives effect only to our continuing operations.

Comparison of the Years Ended December 31, 2009 and December 31, 2008.

REVENUE

Revenue increased by 1.3 percent to approximately $8,700,000 for the year ended December 31, 2009 as compared with corresponding prior-year period revenue of approximately $8,600,000.

For the year ended December 31, 2009, revenue associated with the sale of jet fuel, aviation gasoline and related items decreased by 37.0 percent to approximately $4,200,000 as compared to the same period in the prior year.  Revenue of approximately $3,700,000 associated with the operation of the Downtown Manhattan Heliport (“Heliport”) increased by 577.2% as compared to approximately $550,000 in the prior year period – the Heliport having initiated operations on November 1, 2008.  Revenue associated with maintenance activities decreased by 43.4 percent to approximately $720,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 13.8 percent to approximately $96,000 in the year ended December 31, 2009 as compared to the same period in the prior year.

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

GROSS PROFIT

Total gross profit increased 69.2 percent to approximately $3,800,000 in the year ended December 31, 2009 as compared with the year ended December 31, 2008.  Gross profit as a percent of revenue increased to 44.0 percent in the year ended December 31, 2009 as compared to 26.3 percent in the same period in the prior year.  The impact of the Heliport operation was a major factor in the increase in gross profit, contributing approximately $2,500,000 in 2009 as compared to approximately $345,000 in 2008.  In the absence of the Heliport, gross profit in the year ended December 31, 2009 would have been 26.8 as a percent of revenue as compared to 23.8 in the same period in prior year.  The increase in gross profit on this adjusted percent of revenue basis is attributable to generally lower average fuel cost as described above.

OPERATING EXPENSE

Selling, General and Administrative – Operations

Selling, general and administrative (“SG&A”) expenses associated with our operations were approximately $3,420,000 in the year ended December 31, 2009, an increase of approximately $1,600,000 or 88.4 percent as compared to the year ended December 31, 2008.  Without the introduction of the Heliport, SG&A associated with our operations would have decreased by approximately $198,000 or 13.5 percent.

SG&A associated with our operations, as a percentage of revenue, was 39.3 percent for the year ended December 31, 2009 as compared with 21.1 percent in the corresponding prior year period.  Once again, the introduction of the Heliport was a major factor.  In the absence of the Heliport, SG&A associated with our operations, as a percent of revenue, would have been 25.4 percent of revenue; a more meaningful comparison to the 21.1 percent in the year ended December 31, 2008.

Selling, General and Administrative – Corporate

Corporate expense was approximately $790,000 in the year ended December 31, 2009, representing a decrease of approximately $650,000 as compared to the year ended December 31, 2008.   The decrease in the year ended December 31, 2009 were largely driven by a combination of lower head-count in connection with the elimination of costs associated with our former President & Chief Executive Officer as a result of the divestiture of Airborne, the departure of our Senior VP & Chief Financial Officer at December 31, 2008, stock-based compensation expenses of approximately $146,000 less in the year ended December 31, 2009 than they were in the same period in the prior year, and by the costs associated with our investor relations efforts, which represented approximately $110,000 for the year ended December 31, 2008 as compared to zero expenses in the corresponding current year period.

OPERATING LOSS

Operating loss for the year ended December 31, 2009 was approximately $390,000, a decrease of approximately $610,000 or 61.0 percent as compared to the year ended December 31, 2008.  Improvements on a year-over-year basis were driven by a combination of lower levels of corporate and operating expenses and increased gross margin, all of which are described above.

Interest Income/Expense

Interest income for the year ended December 31, 2009 was $14,292, as compared to $7,200 in year ended December 31, 2008.  Interest expense for the year ended December 31, 2009 was $135,510, as compared to $20,075 in the same period in 2008 with the increase largely attributable to interest payments on the EuroAmerican Note.

Net Loss Per Share

Net loss for continuing operations for the year ended December 31, 2009 was approximately $332,000 as compared to approximately $1,000,000 for the year ended December 31, 2008.

Basic and diluted net loss per share for the year ended December 31, 2009 was $0.01.  Basic and diluted net loss per share for the year ended December 31, 2008 was $0.03 and $0.11 for continuing and discontinued operations, respectively, for a total net loss of $0.14 per share.

Liquidity and Capital Resources

The following discussion gives effect only to continuing operations.

As of December 31, 2009, we had cash and cash equivalents of $574,847 and had a working capital deficit of $472,515. From continuing operations, we generated revenue of approximately $8,700,000 and net loss of approximately $332,000 for the year ended December 31, 2009.

We initiated operations at the Heliport on November 1, 2008 pursuant to an agreement with the City of New York through the New York City Economic Development Corporation (the “Agreement”). Under the Agreement, we are responsible for minimum annual guaranteed payments of $1,200,000 in the first year of our operation of the Heliport. We also agreed to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 over the first two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. We believe that earnings from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and fund the capital improvements as required.  During the year ended December 31, 2008, we received aggregate cash of approximately $725,000 in exchange for a one percent membership interest in FFH.

As discussed in Item 1 and Note 2 of this report, on December 29, 2009 Five Star assigned all of its interests in a revolving line of credit agreement (the “Credit Facility”) to Birch Hill.  The Credit Facility provides us with a $1,000,000 revolving line of credit, which we have completely drawn down and is payable on demand. Amounts outstanding under the Credit Facility will bear interest at a rate equal to the prime rate published in the Wall Street Journal from time to time plus 350 basis points. The Credit Facility is secured by all of our assets as well as the assets of Airborne, which is also a co-borrower of the Credit Facility.  As of April 13, 2010, no additional amounts are available for borrowing under the Credit Facility.

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

On March 2, 2009, in conjunction with the divestiture of Airborne, EuroAmerican Investment Corp. (“EuroAmerican”) loaned us $750,000, the proceeds of which were used to fund our loan commitment obligations to Airborne.  The EuroAmerican loan is evidenced by a Promissory Note delivered by us to EuroAmerican with a maturity date of February 27, 2011.  The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  Two members of our board of directors, William B. Wachtel and Alvin S. Trenk, issued personal guarantees in connection with the EuroAmerican loan.  Mr. Wachtel is a principal of EuroAmerican.

During the year ended December 31, 2009, we had a net decrease in cash and cash equivalents of $897,688. Our sources and uses of funds from continuing and discontinued operations during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2009, net cash used in operating activities was $588,237. This amount included a decrease in operating cash related to a net loss of $411,042 and additions for the following items: (i) depreciation and amortization, $147,506; (ii) stock-based compensation expense, $268,435; (iii) accrued expenses, $482,051; and (iv) customer deposits, $54,244.  The increase in cash used in operating activities in 2009 was offset by the following decreases: (i) accounts payable, $487,772; (ii) deposits, $110,881; (iii) prepaid expenses, $67,610; (iv) inventories, $47,381; (v) accounts receivable, $28,322; and (vi) gain on sale of property and equipment, $18,229.  For the year ended December 31, 2008, net cash used in operating activities was $2,121,727. This amount included a decrease in operating cash related to net loss of $4,905,415 and additions for the following items: (i) depreciation and amortization, $345,131; (ii) impairment of goodwill and intangible assets, $2,634,663; (iii) issuance of restricted stock under a consulting agreement, $222,000; (iv) warrant issued in connection with the acquisition of New World Jet Corporation, $137,390; and (v) stock-based compensation expense, $414,555.  The increase in cash used in operating activities in 2008 was offset by a decrease of approximately $992,000 in operating assets and liabilities for the following items: (i) customer deposits decreased cash approximately $433,000 related to advance payments made in 2007 for charter flights that occurred in 2008; (ii) cash payments for prepaid expenses increased by approximately $137,000; and (iii) changes in accounts payable, accounts receivable, inventories and accrued expenses all resulted in a net decrease in cash of approximately $414,000.

Cash from Investing Activities

For the year ended December 31, 2009, net cash used in investing activities was $1,377,405 and was attributable to the purchase of property and equipment ($472,347), issuance of notes receivable ($711,032), offset by proceeds from notes receivable ($42,000), net cash of discontinued operations ($229,188), and proceeds from the sale of property and equipment ($35,162).  For the year ended December 31, 2008, net cash used in investing activities was $438,673 and was attributable to the purchase of property and equipment of $221,976 offset by sale proceeds of $8,000 and approximately $225,000 of cash payments in connection with the acquisition of New World Jet Corporation.

Cash from Financing Activities

For the year ended December 31, 2009, net cash provided by financing activities was $1,067,954, consisting of proceeds from notes payable ($961,904), plus proceeds from the sale of minority interest in subsidiary ($212,961), offset by repayment of notes payable ($106,911).  For the year ended December 31, 2008, net cash provided by financing activities was $1,632,783, consisting of the proceeds from a line of credit of $1,000,000 and capital contribution to the Heliport of $749,847, offset by repayment of notes payable of $117,064.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable
            We extend credit to large and mid-size companies for flight related services. We have concentrations of credit risk in our continuing operations in that 59.5% of the balance of accounts receivable at December 31, 2009 is made up of only three customers. At December 31, 2009, accounts receivable in our continuing operations from our three largest accounts amounted to approximately $231,400 (28.6%), $131,900 (16.3%), and $118,800 (14.7%), respectively. We have in place a security deposit in connection with each of these three receivables.  Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

Goodwill and Intangible Assets
            We account for Goodwill and Intangible Assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS No. 142, goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill in connection with our acquisitions amounting to $2,368,284 related to continuing operations. We have determined that there is no impairment of goodwill for continuing operations at December 31, 2009 and 2008. Intangible assets continue to be amortized over their estimated useful lives.  We performed an analysis of its goodwill and intangible assets with SFAS No. 142 as of December 31, 2008, and determined that an impairment charge of $2,634,663 was necessary and has recorded this charge to discontinued operations.

In accordance with the requirements of SFAS 141, the Company recognized certain intangible assets acquired, primarily goodwill, trade names, non-compete agreements and customer relationships.  In accordance with the provisions of SFAS 142, on a regular basis, the Company performs impairment analysis of the carrying value of goodwill and certain other intangible assets.

Income Taxes
We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Our ability to utilize our net operating loss (“NOL”) carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized in future periods. Our ability to use our net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code (the “Code”).

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

We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2006.

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

Recent Accounting Pronouncements

During 2009, FASB launched the FASB ASC as the single source of authoritative nongovernmental GAAP.  The ASC was effective for interim and annual periods ending September 15, 2009.  The ASC does not change GAAP.  Instead, it takes all individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Changes to the ASC subsequent to June 30, 2009, are referred to as Accounting Standards Updates (“ASU”).

On June 30, 2009, the FASB issued ASI 2009-01, “Topic 105 – Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This ASU amends the FASB ASC for the issuance of FASB Statement of Financial Accounting Standards (SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This ASU includes FASB SFAS No. 168 in its entirety.  ASU 2009-01 was effective for interim and annual periods ending after September 15, 2009.  The adoption of ASU 2009-01 had no effect on our operating results or financial condition.

In December 2007, the FASB issued ASC 810, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51).  ASC 810 established accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). ASC 810 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of ASC 810, the Company was required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. The Company was also required to present any net income or loss allocable to non-controlling interests and net income or loss attributable to the stockholders of the Company separately in its consolidated statements of operations, if significant. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of ASC 810 are applied prospectively. The Company adopted ASC 810 and reclassified the non-controlling interest in FFH as a separate component of consolidated stockholders’ equity on January 1, 2009.   The adoption of ASC 810 did not have a material impact on our results of operation or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

Our consolidated financial statements and the related notes to the consolidated financial statements called for by this item appear under the caption “Table of Contents to Consolidated Financial Statements” beginning on page 18 attached hereto of this Annual Report on Form 10-K.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	19

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2009 and 2008	20

Consolidated Statements of Operations For the Years Ended December 31, 2009 and 2008	21

Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2009 and 2008	22

Consolidated Statements of Cash Flows For the Years Ended December 31, 2009 and 2008	23

Notes to Consolidated Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Saker Aviation Services, Inc.

We have audited the accompanying consolidated balance sheet of Saker Aviation Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saker Aviation Services, Inc. and Subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6, the Company changed its accounting for a non-controlling interest in accordance with the adoption of ASC 805.

/s/ Kronick Kalada Berdy & Co.

Kingston, PA
April 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Saker Aviation Services, Inc. (formerly FirstFlight, Inc.)

We have audited the accompanying consolidated balance sheet of Saker Aviation Services, Inc. (formerly FirstFlight, Inc.) and Subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saker Aviation Services, Inc. (formerly FirstFlight, Inc.) and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Marcum LLP
(Formerly Marcum & Kliegman LLP)
New York NY
April 14, 2009

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$574,847	$322,098
Accounts receivable	809,870	605,356
Inventories	277,941	229,699
Note receivable – current portion, less discount	110,289	—
Prepaid expenses and other current assets	166,156	156,898
Assets held for sale	—	4,861,941
Total current assets	1,939,103	6,175,992

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $518,751 and $382,592 respectively	1,088,386	751,730

OTHER ASSETS
Deposits	541,961	427,780
Assets held for sale	—	501,532
Note receivable, less current portion and discount	509,431	—
Intangible assets – trade names	100,000	100,000
Goodwill	2,368,284	2,368,284
Total other assets	3,519,676	3,397,596
TOTAL ASSETS	$6,547,165	$10,325,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$431,899	$274,869
Customer deposits	67,312	143,054
Line of credit	1,000,000	1,000,000
Accrued expenses	741,485	286,720
Notes payable – current portion	170,922	125,529
Liabilities associated with assets held for sale	—	5,100,964
Total current liabilities	2,411,618	6,931,136

LONG-TERM LIABILITIES
Notes payable - less current portion	949,817	139,535
Security deposits	100,026	—
Total liabilities	3,461,461	7,070,671

STOCKHOLDERS’ EQUITY
Controlling interest
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 33,164,453 shares issued and outstanding as of December 31, 2009; 37,182,987 shares issued and 36,582,987 shares outstanding as of December 31, 2008	33,164	37,183
Additional paid-in capital	19,632,661	19,599,504
Accumulated deficit	(17,542,930)	(17,131,888)
Total controlling interest	2,122,895	2,504,799
Non-controlling interest	962,809	749,848
TOTAL STOCKHOLDERS’ EQUITY	3,085,704	3,254,647
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,547,165	$10,325,318

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008

REVENUE	$8,707,392	$8,596,750
COST OF REVENUES	4,878,413	6,133,280
GROSS PROFIT	3,828,979	2,463,470

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,217,193	3,457,224

OPERATING LOSS FROM CONTINUING OPERATIONS	(388,214)	(993,754)

OTHER INCOME (EXPENSE)
OTHER	176,596	(17,742)
INTEREST INCOME	14,292	7,151
INTEREST EXPENSE	(135,510)	(20,075)

TOTAL OTHER INCOME (EXPENSE)	55,378	(30,666)

NET LOSS FROM CONTINUING OPERATIONS	(332,836)	(1,024,420)

DISCONTINUED OPERATIONS:
NET LOSS FROM DISCONTINUED OPERATIONS	(547,468)	(3,880,995)
GAIN FROM DISPOSAL OF SUBSIDIARY	469,262	—

NET LOSS FROM DISCONTINUED OPERATIONS	(78,206)	(3,880,995)

NET LOSS	$(411,042)	$(4,905,415)

Net loss per Common Share – Basic and Diluted
Continuing operations	$(0.01)	$(0.03)
Discontinued operations	(0.02)	(0.11)
Disposal of subsidiary	0.02	—
Sub-total discontinued operations	(0.00)	(0.11)
Total Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.14)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	34,314,400	36,582,987

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2009 and 2008

			Additional			Total
	Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

BALANCE – January 1, 2008	36,582,987	$36,583	$18,825,359	$(12,226,473)	—	$6,635,469

Amortization of stock based compensation	—	—	414,555	—	—	414,555

Issuance of restricted stock under consulting Agreement	600,000	600	221,400	—	—	222,000

Warrant issued in connection with acquisition of New World Jet Corporation	—	—	137,390	—	—	137,390

Issuance of non-controlling interest	—	—	—	—	$749,848	749,848

Net loss	—	—	—	(4,905,415)	—	(4,905,415)

BALANCE – December 31, 2008	37,182,987	37,183	19,599,504	(17,131,888)	749,848	3,254,647

Amortization of stock based compensation	—	—	268,435	—	—	268,435

Return of stock via divestiture	(3,418,534)	(3,419)	(235,278)	—	—	(238,697)

Return of stock via settlement	(600,000)	(600)	—	—	—	(600)

Increase in non-controlling interest	—	—	—	—	212,961	212,961

Net loss	—	—	—	(411,042)	—	(411,042)

BALANCE – December 31, 2009	33,164,453	$33,164	$19,632,661	$(17,542,930)	$962,809	$3,085,704

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(411,042)	$(4,905,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,506	345,131
Impairment of goodwill and intangible assets	—	2,634,663
(Gain) loss on sale of property and equipment	(18,229)	14,500
Gain from disposal of subsidiary	(469,262)	—
Stock based compensation	268,435	414,555
Issuance of restricted stock under consulting agreement	—	222,000
Warrant issued in connection with acquisition of New World Jet Corporation	—	137,390
Provision for doubtful accounts	—	7,279
Changes in operating assets and liabilities:
Accounts receivable	(28,322)	1,408,805
Inventories	(47,381)	(77,566)
Prepaid expenses and other current assets	(67,610)	136,824
Deposits	(110,881)	(432,605)
Accounts payable	(487,772)	(1,533,525)
Customer deposits	54,244	(282,539)
Accrued expenses	482,051	(211,224)
Security deposits	100,026	—
TOTAL ADJUSTMENTS	(177,195)	2,783,688

NET CASH USED IN OPERATING ACTIVITIES	(588,237)	(2,121,727)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	35,162	8,000
Issuance of note receivable	(711,032)	—
Net cash of sold subsidiary	(229,188)	—
Purchase of New World Jet Corporation	—	(228,943)
Purchase of property and equipment	(472,347)	(217,730)
NET CASH USED IN INVESTING ACTIVITIES	(1,377,405)	(438,673)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(106,911)	(117,064)
Proceeds from line of credit	—	1,000,000
Increase in non-controlling interest in subsidiary	212,961	749,847
Proceeds from notes payable	961,904	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,067,954	1,632,783

NET CHANGE IN CASH AND CASH EQUIVALENTS	(897,688)	(927,617)

CASH AND CASH EQUIVALENTS – Beginning	1,472,535	2,400,152
CASH AND CASH EQUIVALENTS – Ending	$574,847	$1,472,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$135,510	$27,551
Income taxes	$22,043	$13,829

NONCASH INVESTING AND FINANCING ACTIVITIES
Redemption of common stock of the Company in exchange for common stock of Airborne, Inc.	$238,697	$—

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - Nature of Operations

Saker Aviation Services, Inc. (“Saker”), through its subsidiaries (collectively the “Company”), operates in the fixed base operation (“FBO”) segment of the general aviation industry.  An FBO provides ground-based services such as fueling and hangaring for general aviation, commercial, and military aircraft; aircraft maintenance, and other miscellaneous services.  The Company also provides consulting services for a non-owned FBO facility and serves as the operator of a heliport.

FBO Air Wilkes-Barre, Inc. d/b/a Saker Aviation Services (“FBOWB”), a wholly-owned subsidiary, provides FBO services in Avoca, Pennsylvania.  FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”), a wholly-owned subsidiary provides FBO services in Garden City, Kansas.

On July 9, 2008, the Company formed FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”) as a subsidiary to operate the Downtown Manhattan Heliport (“Heliport”) via a concession agreement awarded to the Company by the City of New York.

NOTE 2 – Discontinued Operations – Related Party Transaction and Note Receivable

A wholly-owned subsidiary of the Company located in Elmira, New York, Airborne, Inc. (“Airborne”), was sold on March 2, 2009. Also included in discontinued operations for 2009 are Margeson & Associates (“M&A”) and substantially all of the assets of New World Jet Corporation (“NWJC”), which were previously part of the Company’s charter operation. Discontinued operations had revenue of approximately $3,900,000 and $38,000,000 for the years ended December 31, 2009 and 2008, respectively. Discontinued operations had operating losses of approximately $525,000 and $3,880,000 for 2009 and 2008, respectively, including the write-off of goodwill and intangibles of approximately $2,635,000, for the year ended December 31, 2008.

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

For these reasons, on March 2, 2009, the Company entered into a Share Exchange Agreement with Airborne, John H. Dow, the former President and Chief Executive Officer of the Company, and Daphne Dow, pursuant to which the Company divested its ownership interest in Airborne.  Mr. Dow resigned from the Company immediately preceding the execution of this agreement.  Prior to the consummation of the Share Purchase Agreement, Airborne was a wholly-owned subsidiary of the Company. Airborne owns and operates an aircraft management and charter business.  Pursuant to the terms and conditions of the Share Exchange Agreement, Mr. and Mrs. Dow exchanged all of their 3,418,534 individually and jointly owned shares of Company Common Stock, valued at $238,697 on the date of the agreement, and all of their options and warrants having minimal value to purchase 1,100,000 shares of Company Common Stock owned by them in exchange for all of the issued and outstanding shares of Common Stock in Airborne owned by the Company.   All shares owned by Mr. and Mrs. Dow were returned to the treasury of the Company and retired.  As a result of the consummation of the Share Exchange Agreement, Mr. and Mrs. Dow became the sole owners of Airborne.  Concurrent with the consummation of the Share Exchange Agreement, Airborne also assumed all pre- and post-closing rights and obligations of the Company under lease agreements for the Company’s IST Center and the Company’s 236 Sing Sing Road, Horseheads, New York location.  The Company did not obtain a third party valuation with respect to this transaction.

Immediately prior to entering into the Airborne Loan Agreement, EuroAmerican Investment Corp. (“EuroAmerican”) loaned the Company an aggregate of up to $750,000 for the purpose of funding the Airborne Loan Agreement discussed below.  The EuroAmerican loan is evidenced by a Promissory Note delivered by the Company to EuroAmerican with a maturity date of February 27, 2011.  The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  Two members of the Company’s Board of Directors, William B. Wachtel and Alvin S. Trenk, issued personal guarantees in connection with the EuroAmerican Loan.  Mr. Wachtel is a principal of EuroAmerican.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Simultaneous with the consummation of the Share Exchange, the Company made a non-interest bearing loan to Airborne of $750,000 pursuant to a Loan Agreement dated March 2, 2009 (the “Airborne Loan Agreement”).  Under the Airborne Loan Agreement, the Company made a commitment to loan Airborne an aggregate up to $750,000; $500,000 of such amount was loaned by the Company to Airborne on March 2, 2009, and the balance of which was loaned by the Company to Airborne on March 12, 2009 upon the satisfactory achievement by Airborne of certain agreed upon targets. Beginning on September 1, 2009 and continuing the first day of each month thereafter until July 31, 2015 Airborne shall pay equal payments of $10,500 to the Company under the Airborne Loan Agreement. Beginning on August 1, 2015 and continuing the first day of each month thereafter the monthly payment by Airborne to the Company under the Airborne Loan Agreement shall be $8,000.  The Airborne Loan Agreement is secured by the assets of Airborne, subordinate to a first lien in favor of Five Star Bank (“Five Star”).  The Airborne Loan Agreement did not contain any personal guarantees from the shareholders of Airborne.   The Airborne Loan Agreement provides that in the event of a subsequent sale of Airborne or its assets, the proceeds of such sale shall be used first to repay the existing credit facility with Five Star Bank and next to repay any outstanding principal under the Airborne Loan Agreement.  In addition, the Airborne Loan Agreement provides that the Company will share a percentage of any remaining available sale proceeds, the amount of which will vary depending on the timing of a sale transaction.  The Airborne Loan Agreement has been recorded at its present value of as of December 31, 2009 of $619,720 based on a discount rate of 7%.

Also on March 2, 2009, the Company, Airborne and Five Star Bank (“Five Star”) entered into a Loan Agreement, which was subsequently assigned to Birch Hill Capital, LLC (the “Birch Hill Loan Agreement”). Effective December 29, 2009, Five Star executed an Allonge and an Assignment of Note and Note Documents (together, the “Assignment Documents”) pursuant to which a revolving line of credit agreement (the “Credit Facility”) and related documents and agreements dated March 3, 2009 made jointly and severally by Airborne and the Company in favor of Five Star (collectively, the “Loan Agreements”) were sold, assigned and transferred to Birch Hill Capital, LLC (“Birch Hill”). Under the Birch Hill Loan Agreement, among other things, Five Star made a commitment to loan the Company and Airborne an aggregate of up to $1,000,000 on a demand line of credit basis. The Birch Hill Capital Loan Agreement replaced the Company’s existing credit facility with Five Star (See Note 3). The Birch Hill Loan Agreement contains customary representations, warranties and financial covenants. Borrowings under the Loan Agreement are secured by (i) a blanket security interest in all of the assets of the Company and Airborne, and (ii) an unlimited guaranty from the subsidiaries of the Company and Airborne.

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

A summary of the assets sold, liabilities assumed, costs incurred and calculated gain/loss as part of the transaction are as follows:

Cash and cash equivalents	$229,188
Accounts receivable, net	3,113,401
Inventories	171,320
Prepaid expenses and other current assets	308,082
Property and equipment, net	431,159
Deposits	38,325
Total assets sold	$4,291,475

Accounts payable	$4,148,742
Customer deposits	236,790
Accrued expenses	186,579
Notes payable – current portion	40,641
Total liabilities assumed	$4,612,752

Summary of gain on sale of subsidiary:

Net liabilities assumed	$321,277
Value of common shares surrendered	239,297
Less present value discount of Airborne Loan Agreement	(91,312)
Gain on sale of subsidiary	$469,262

The Company has reported Airborne’s results for the years ended December 31, 2009 and 2008 as discontinued operations because the operations and cash flows have been eliminated from the Company’s continuing operations.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Components of discontinued operations are as follows:

	For the Years Ended December 31,
	2009	2008

Revenue	$3,911,447	$38,273,031
Cost of revenue	3,381,030	32,195,550
Gross Profit	530,417	6,077,481
Operating expenses	1,056,988	9,958,484
Operating loss from discontinued operations	(526,571)	(3,881,003)
Interest income (expense), net	(2,670)	8
Other income (expense), net	(18,227)	—
Net loss from discontinued operations	$(547,468)	$(3,880,995)

NOTE 3 – Management’s Liquidity Plans

As of December 31, 2009, the Company had cash and cash equivalents of $574,847 and a working capital deficit of $472,515. The Company generated revenue of approximately $8,700,000 and net loss from continuing operations of approximately $332,000 for the year ended December 31, 2009. For the year ended December 31, 2009, cash flows of continuing and discontinued operations included net cash used in operating activities of $588,237, net cash used in investing activities of $1,377,405, and net cash provided by financing activities of $1,067,954.

As discussed in Note 2 herein, effective December 29, 2009, Five Star executed an Allonge and an Assignment of Note and Note Documents (together, the “Assignment Documents”) pursuant to which a revolving line of credit agreement (the “Credit Facility”) and related documents and agreements dated March 3, 2009 made jointly and severally by Airborne and the Company in favor of Five Star (collectively, the “Loan Agreements”) were sold, assigned and transferred to Birch Hill. The Credit Facility provides the Company with a $1,000,000 revolving line of credit with the Bank. Amounts outstanding under the Credit Facility will bear interest at a rate equal to the prime rate published in the Wall Street Journal from time to time plus 350 basis points. The Credit Facility is secured by all of the Company’s assets as well as the assets of Airborne and Airborne is an additional guarantor of the Credit Facility, as discussed above. The Credit Facility is payable upon demand by the Bank and requires interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of December 31, 2009). As described in Note 2, in connection with the Airborne divestiture, Birch Hill retains a first lien against all of Airborne’s and Saker’s assets. Further, Airborne joins Saker as joint and several guarantors of borrowings against the Credit Facility. In the event of a sale of Airborne, Birch Hill shall receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

The Company believes the exit of the Company’s former President and Chief Executive via the Airborne divestiture discussed in Note 2 above combined with the prior departure of the Company’s Senior Vice President and Chief Financial Officer yielded annual compensation savings of over $500,000. No additional personnel were required to assume those duties. Along with savings from other areas, corporate operating expenses were approximately $650,000 lower in the year ended December 31, 2009 as compared with the same period in 2008. The Company further believes that various expenses incurred in 2009 were of a one-time nature and, consequently, will not recur in 2010.

As part of the concession agreement for the Heliport, the Company must pay the greater of 18% of the first $5 million in program year revenue and 25% of revenue in excess of $5 million or minimum annual guaranteed payments that begin at $1.2 million in Year 1 and increase to approximately $1.7 million in Year 10. The Company also agreed to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 over the first two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. We believe that earnings from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and to fund the capital improvements as required.

The Company believes that it has sufficient liquidity to sustain its existing business for at least the next twelve months.

Note 4 – Going Concern – December 31, 2008

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

As described in Note 3 to the financial statements for the year ended December 31, 2008, the Heliport requires minimum annual guaranteed payments and certain capital improvements and safety code compliance upgrades. Management believes that earnings from the operation will be sufficient to satisfy the minimum annual guarantee and has secured a verbal agreement to fund the capital improvements as required.

On September 26, 2008, FirstFlight completed a revolving line of credit agreement (the “Credit Facility”) with Five Star Bank (the “Bank”). The Credit Facility provides the Company with a $1,000,000 revolving line of credit with the Bank. Amounts outstanding under the Credit Facility will bear interest at a rate equal to the prime rate published in the Wall Street Journal form time to time plus 200 basis points. The Credit Facility is secured by all of the Company’s assets as well as the assets of Airborne and Airborne is an additional guarantor of the Credit Facility, as discussed below and in Note 19 to the financial statements for the year ended December 31, 2008. The Credit Facility is payable upon demand by the Bank and requires interest payments based on outstanding balances at an interest rate of prime plus 200 basis points (5.75% as of December 31, 2008). See Note 2 to the financial statements for the year ended December 31, 2008 regarding amended loan agreement. As described in Note 2 to the financial statements for the year ended December 31, 2008, in connection with the Airborne divestiture, the Bank retains a first lien against all of Airborne’s and FirstFlight’s assets. Further, Airborne joins FirstFlight as joint and several guarantors of borrowings against the Credit Facility. In the event of a sale of Airborne, the Bank shall receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

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

NOTE 5 – Sale of Subsidiary

On June 26, 2009, the Company sold NWJC. NWJC was sold for approximately $279,000. A portion of the proceeds were escrowed in connection with the Terrance P. Kelley and Gold Jets, LLC litigation, which was subsequently settled as described in Note 17 below. During the fourth quarter, net proceeds of the transaction were recorded in other income for the year ended December 31, 2009. See Note 7.

NOTE 6 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Saker Aviation Services, Inc. and its wholly-owned subsidiaries, FBOWB, FBOGC, FBO Air WB Leasing (“WB Leasing”), and FFH. All significant inter-company accounts and transactions have been eliminated in consolidation. Results associated with Airborne, M&A and NWJC are reported as discontinued operations as of December 31, 2009 and 2008.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less when purchased to be cash equivalents. Due to their short-term nature, cash equivalents are carried at cost, which approximate fair value.

Cash Concentrations
The Company maintains its cash and cash equivalents with various financial institutions, which exceeded federally insured limits throughout the period. At December 31, 2009 and 2008, the Company had cash and cash equivalents in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions.

Accounts Receivable
The Company extends credit to large and mid-size companies for flight related services. The Company has concentrations of credit risk in its continuing operations in that 59.5% of the balance of accounts receivable at December 31, 2009 is made up of only three customers. At December 31, 2009, accounts receivable in the Company’s continuing operations from its three largest accounts amounted to approximately $231,400 (28.5%), $131,900 (16.3%), and $118,800 (14.7%), respectively. The Company has in place a security deposit in connection with each of these three receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2009 and 2008, the Company has recorded an allowance for doubtful accounts of $0.

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

Goodwill and Intangible Assets
Goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company has determined that there is no impairment of goodwill for continuing operations at December 31, 2009 and 2008. The Company performed an analysis of its goodwill and intangible assets at December 31, 2009 and 2008 and determined that an impairment charge of $2,634,663 was necessary at December 31, 2008 and has recorded this charge to discontinued operations.

Revenue Recognition
Revenue for the sales of products is recognized at the time products are delivered to customers. Revenue for services is recognized at the time the services are performed and provided to customers. The sources of revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Customer Deposits
Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services.

Advertising
The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2009 and 2008 was approximately $9,300 and $20,100, respectively.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases and for net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company’s ability to utilize its net operating loss (“NOL”) carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

Although the Company has federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a 100% valuation allowance because it is more likely than not that the deferred tax assets will not be realized in future periods. The Company’s ability to use its net operating loss carryforwards may be subject to an annual limitation in future periods pursuant to Section 382 of the Code. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2006.

Fair Value of Financial Instruments
The reported amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to their short maturities. The carrying amounts of debt approximate fair value because the debt agreements provide for interest rates that approximate market. The carrying value of the Note Receivable approximates fair value because it was discounted at a current market rate (Note 2).

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

The following table sets forth the components used in the computation of basic and diluted income (loss) per share:

	For the Year Ended December 31,
	2009*	2008*

Weighted average common shares outstanding, basic	34,314,400	36,582,987

Common shares upon exercise of options	—	—
Common shares upon exercise of warrants	—	—

Weighted average common shares outstanding, diluted	34,314,400	36,582,987

* Potential common shares of 14,667,121 and 16,427,121 underlying options and warrants outstanding as of December 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share, as their as their inclusion would be anti-dilutive.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Stock Based Compensation
Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the years ended December 31, 2009 and 2008, the Company incurred stock based compensation of $268,435 and $414,555, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations.  As of December 31, 2009, the unamortized fair value of the options totaled $3,219 and the weighted average remaining amortization period of the options is approximately 0.67 years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2009 and 2008 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2009	2008
Dividend yield	0%	0%
Expected volatility	491%	291%
Risk-free interest rate	2.09%	3.51%
Expected lives	5.0 years	5.83 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2009 and 2008, was $0.36 and $0.38, respectively.

Recently Issued Accounting Pronouncements
During 2009, FASB launched the FASB ASC as the single source of authoritative nongovernmental GAAP.  The ASC was effective for interim and annual periods ending September 15, 2009.  The ASC does not change GAAP.  Instead, it takes all individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Changes to the ASC subsequent to June 30, 2009, are referred to as Accounting Standards Updates (“ASU”).

On June 30, 2009, the FASB issued ASI 2009-01, “Topic 105 – Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This ASU amends the FASB ASC for the issuance of FASB Statement of Financial Accounting Standards (SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This ASU includes FASB SFAS No. 168 in its entirety.  ASU 2009-01 was effective for interim and annual periods ending after September 15, 2009.  The adoption of ASU 2009-01 had no effect on the operating results or financial condition of the Company.

In December 2007, the FASB issued ASC 810, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51).  ASC 810 established accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). ASC 810 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of ASC 810, the Company was required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. The Company was also required to present any net income or loss allocable to non-controlling interests and net income or loss attributable to the stockholders of the Company separately in its consolidated statements of operations, if significant. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of ASC 810 are applied prospectively. The Company adopted ASC 810 and reclassified the non-controlling interest in FFH as a separate component of consolidated stockholders’ equity on January 1, 2009.   The adoption of ASC 810 did not have a material impact on the Company’s results of operation or financial condition.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 7 – Acquisition of New World Jet Corporation

On July 22, 2008, the Company and a newly-formed wholly-owned subsidiary, New World Jet Acquisition Corporation (“NWJAC”), executed a Stock Purchase Agreement with Gold Jets LLC whereby NWJAC agreed to purchase all of the issued and outstanding capital stock of New World Jet Corporation (“NWJC”) from Gold Jets LLC. The acquisition occurred on August 5, 2008. As part of the transaction, the Company made a cash payment of $120,000, incurred approximately $108,000 in transaction costs, assumed a working capital deficit as recorded on closing of up to $250,000, and agreed to future contingent post-closing payments tied to the performance of acquired aircraft. Future contingent cash payments include 25 percent of net charter commissions, management fees, and maintenance coordination fees; 50 percent of the net proceeds on the sale of NWJC’s air carrier certificate; 33 percent of the initial year’s block charter commissions; and 25 percent of any aircraft transaction fees. The Company also issued Gold Jets LLC a warrant to purchase up to 2,000,000 shares of Saker’s common stock at an exercise price of $0.50 per share. The vesting of the warrants were contingent on having eight aircraft on the Company’s air carrier certificate at each measurement date. Subject to the Company’s legal remedies and rights under the Stock Purchase Agreement, the vesting of these warrants were accelerated by the Airborne divestiture and resulted in a charge of $191,167 in 2008 to discontinued operations relating to the fair value of the vested warrants. For the period August 6, 2008 through March 2, 2009, the Company incurred losses related to the acquisition of approximately $848,000.

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

As discussed in Note 2, the results of NWJC from August 6, 2008 through December 31, 2009 are reflected in the Company’s results from discontinued operations for the period ended December 31, 2009.  As discussed in Note 2, the Company decided to divest its Airborne subsidiary in fourth quarter 2008.  Accordingly, pro-forma presentation is not presented since the business of NWJC was part of the charter segment and, as such, became part of discontinued operations in connection with the divestiture of Airborne.

Pursuant to the Stock Purchase Agreement, the Company is required to make contingent payments based on future results.  Those payments are required for a period of three years following the transaction consummation.  At December 31, 2009, contingent cash payments were accrued totaling $11,828 for the period October 1, 2008 through December 31, 2009.  These payments are charged to goodwill when incurred, therefore the cumulative goodwill from the NWJC acquisition at December 31, 2009 totaled $805,053, and were included in the impairment charge.  The Company was not required to make any contingent payments related to warrants through December 31, 2009.

On June 26, 2009, the Company sold NWJC.  See Note 5.

NOTE 8 - Inventories

Inventory consists primarily of maintenance parts and aviation fuel, which the Company dispenses to its customers.  The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	December 31,
	2009	2008
Parts inventory	$95,793	$101,006
Fuel inventory	172,049	116,532
Other inventory	10,099	12,161
Total inventory	$277,941	$229,699

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Included in fuel inventory are amounts held for third parties of $84,685 and $45,484 as of December 31, 2009 and 2008, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 9 - Property and Equipment

Property and equipment consist of the following:
	December 31,		Estimated
	2009	2008	Useful Life
Aircraft	$254,784	$254,784	7 – 12 years
Vehicles	251,897	251,897	5 – 10 years
Office furniture and equipment	109,821	94,613	3 – 7 years
Tools and shop equipment	319,452	319,452	3 – 10 years
Leasehold improvements	471,183	214,043	7 – 17 years
Building/fuel farm	200,000	—	7 – 17 years
Total	1,607,137	1,134,789
Less: accumulated depreciation and amortization	(518,751)	(383,059)
Property and equipment, net	$1,088,386	$751,730

Depreciation and amortization expense from continuing operations for the years ended December 31, 2009 and 2008 was approximately $136,000 and $132,000, respectively.  Depreciation and amortization from discontinued operations for the years ended December 31, 2009 and 2008 was approximately $12,000 and $247,000, respectively.

NOTE 10 – Goodwill and Intangible Assets

As of December 31, 2009, goodwill and intangible assets consisting exclusively of trade names related to the acquisitions of Tech Aviation Services, Inc. (“Tech”) in Wilkes-Barre, Pennsylvania and Central Plains Aviation, Inc. (“CPA”) in Garden City, Kansas are not subject to amortization.

During the years ended December 31, 2009 and 2008, the Company recorded amortization expense related to the acquired amortizable intangibles of approximately $0 and $157,000, respectively.

NOTE 11 - Notes Payable and Line of Credit

Notes payable consist of:

	December 31,
	2009	2008

EuroAmerican Note – secured by the assets of Saker, 12% interest only, matures February 2011	$750,000	—

Avfuel Note – secured by a fuel farm of FBOGC, interest at Prime plus 350 basis points, matures December 2015	200,000	—

Sellers – Tech, secured by assets of Tech and guaranteed by Saker, 5% interest, matures March 2011	114,596	$192,914

Other	56,143	72,550

Subtotal	1,120,739	265,464

Less: current portion	(170,922)	(125,929)

Total – long term	$949,817	$139,535

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Aggregate annual maturities of long-term debt are as follows:

For the years ended December 31,	Total
2010	$170,922
2011	828,150
2012	40,000
2013	40,000
2014	40,000
Thereafter	1,667
TOTAL	$1,120,739

The line of credit is discussed in Notes 2 and 3.

NOTE 12 - Income Taxes

As of December 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $2,400,000 expiring in various years through 2029, portions of which may be used to offset future taxable income, if any. The Company has deferred tax assets arising from such operating losses for which a full valuation allowance has been established because it is more likely than not that the deferred tax assets will not be realized in future periods.

The Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
	2009	2008
Deferred tax assets:
Operating loss carryforwards	$936,158	$1,546,161
Stock based compensation	750,019	722,867
Allowance for doubtful accounts	—	20,790
Deferred start up costs	64,227	91,085
Intangible assets	—	295,690
Accrued expenses	18,879	18,879
Goodwill	—	887,835
Total deferred tax assets	1,769,283	3,583,307

Deferred tax liabilities:
Goodwill	(41,601)	—
Property and Equipment	(91,732)	(108,206)
Total deferred tax liabilities	(133,333)	(108,206)

Deferred tax assets – net of deferred tax liabilities	1,635,950	3,475,100

Valuation Allowance	(1,635,950)	(3,475,100)

Deferred tax assets – net of valuation allowance	$—	$—
Change in valuation allowance	$1,839,150	$1,901,540

The Company has recorded a full valuation allowance against its deferred tax assets since management believes that based upon currently available objective evidence it is more likely than not that the deferred tax asset will not be realized.  The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

	December 31,
	2009		2008
Tax expense (benefit) at statutory rate	(34.0	) %	(34.0)%
State and local income taxes (benefit), net of federal	(5.0	) %	(5.0)%
Non-deductible expenses	—%		1.0%
Change in estimate of prior year tax provision	—%		(1.0	) %
Change in valuation allowance	39%		39%
Effective income tax rate	—		—

NOTE 13 – Stockholders’ Equity

Stock Options
During December 2005, the Board of Directors approved the Stock Option Plan of 2005 (the “Plan”) and, during December 2006, the stockholders of Saker approved the Plan.  The Plan is administered by Saker’s compensation committee and provides for 7,500,000 shares of the Common Stock to be reserved for issuance under the Plan.  Directors, officers, employees, and consultants of the Company are eligible to participate.  The Plan provides for the awards of incentive and non-statutory stock options.  The committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years.  The exercise price is to be equal to at least 100% of the fair market value of a share of the Common Stock, as determined by the Committee, on the grant date.  As of December 31, 2009 and 2008, there were 6,575,000 and 4,540,000 shares, respectively, available for grant as options under the Plan.

Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2008	2,360,000	$0.57
Granted	925,000	0.17
Exercised	—	—
Forfeited	—	—
Balance, January 1, 2009	3,285,000	$0.50
Granted	375,000	0.09
Exercised	—	—
Forfeited	(2,410,000)	0.35
Balance, December 31, 2009	1,250,000	$0.64

On December 1, 2009, the Company granted a stock option to each of the four non-employee directors to purchase 25,000 shares of common stock at $0.12 per share, the closing price of the Company’s common stock on December 1, 2009.  Each option vests on December 1, 2010 and expires on December 1, 2014.  These options are collectively valued at $12,000 and are being amortized over the vesting period.

On June 18, 2009, the Company granted a stock option to an employee to purchase 25,000 shares of common stock at $0.035 per share, the closing price of the Company’s common stock on June 17, 2009.  The option vests on June 18, 2010 and expires on June 18, 2014.  This option is valued at $875 and is being amortized over the vesting period.

On January 19, 2009, under the terms of an employment agreement, the Company granted an employee a stock option to purchase 250,000 shares of common stock at $0.08 per share, the closing price of the Company’s common stock on January 16, 2009.  This option vests on January 19, 2010 and expires on January 18, 2015.  This option is valued at $20,000 and is being amortized over the two-year term of the employment agreement.

On March 1, 2009, a series of options for a former director expired.  In total, 75,000 shares underlying those options were forfeited as of that date.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

On March 2, 2009, a series of options for a former employee were forfeited in connection with the divestiture discussed in Note 2.  In total 500,000 shares underlying those options were forfeited as of that date.

On March 31, 2009, a series of options for a former employee expired.  In total, 750,000 shares underlying those options were forfeited as of that date.

On May 1, 2009, options for a series of employees expired.  In total, 160,000 shares underlying those options were forfeited as of that date.

On June 2, 2009, options for two former directors expired.  In total, 150,000 shares underlying those options were forfeited as of that date.

On June 2, 2009, options for three former employees expired.  In total, 775,000 shares underlying those options were forfeited as of that date.

On December 1, 2008, the Company granted a stock option to each of the seven non-employee directors to purchase 25,000 of common stock at $0.08 per share, the closing price of the Company’s common stock on December 1, 2008.  Each option vested on December 1, 2009 and expires on December 1, 2013.  These options were collectively valued at $14,000.

On September 15, 2008, under the terms of an employment agreement, the Company granted an employee a stock option to purchase 250,000 shares of common stock at $0.29 per share, the closing price of the Company’s common stock on September 14, 2008.  The option vested on September 15, 2009 and expires on September 14, 2014.  This option was valued at $72,491 and is being amortized over the remaining one-year term of the employment agreement.

On July 1, 2008, under the terms of an employment agreement, the Company granted an employee a stock option to purchase 250,000 shares of common stock at $0.40 per share, the closing price of the Company’s common stock on June 30, 2008.  The option vested on July 1, 2009 and expires on June 30, 2014.  This option was valued at $99,982 and is being amortized over the two-year term of the employment agreement.

On January 19, 2008, under the terms of an employment agreement, the Company granted an employee a stock option to purchase 250,000 shares of common stock at $0.40 per share, the closing price of the Company’s common stock on January 18, 2008.  This option vested on January 19, 2009 and expires on January 18, 2014.  This option was valued at $99,970 and is being amortized over the two-year term of the employment agreement.

A summary of the Company’s stock options outstanding and exercisable at December 31, 2009 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.035	25,000	4.46	—	$—
$0.08	100,000	3.92	100,000	$—
$0.12	100,000	4.92	—	$—
$0.36	200,000	2.61	200,000	$—
$0.39	250,000	2.25	250,000	$—
$0.50	250,000	1.25	250,000	$—
$0.64	75,000	0.92	75,000	$—
$1.60	250,000	0.25	250,000	$—
TOTALS	1,250,000		1,125,000	$—

Warrants
Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2008	11,117,121	$0.78
Granted	2,000,000	0.50
Exercised	—	—
Forfeited	—	—
Balance, January 1, 2009	13,117,121	$0.74
Granted	2,900,000	0.05
Exercised	—	—
Forfeited	2,600,000	0.62
Balance, December 31, 2009	13,417,121	$0.71

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

On December 29, 2009, the Company issued a warrant to purchase up to 2,900,000 shares of the Company’s common stock at an exercise price of 0.05 per share.  The warrants were issued in connection with a financing event.

On March 2, 2009, a warrant for the former president and CEO of the Company was forfeited in connection with the divestiture discussed in Note 2.  In total 600,000 shares underlying this warrant were forfeited as of that date.

On December 28, 2009, under the terms of a settlement agreement, a warrant to purchase up to 2,000,000 shares of the Company’s common stock was forfeited.

On July 22, 2008, the Company issued a warrant to purchase up to 2,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  See Note 7 herein.

A summary of the Company’s warrants outstanding and exercisable at December 31, 2009 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of warrants (in years)	Exercisable	Intrinsic Value
$0.05	2,900,000	5.00	2,900,000	$—
$0.60	6,092,121	0.33	6,092,121	$—
$1.00	4,425,000	1.67	4,425,000	$—

TOTALS	13,417,121		13,417,121	$—

Restricted Stock
On December 28, 2009, under the terms of a settlement agreement, 600,000 shares of restricted stock were forfeited.

Preferred Stock
As of December 31, 2009 and 2008, the Company has 9,999,154 shares of preferred stock authorized and none issued and outstanding.  The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine.

NOTE 14 - Employee Benefit Plan

Saker maintains a 401(k) Plan (the “Plan”), which covers all employees of the Company. The Plan contains an option for the Company to match each participant's contribution. Any Company contribution vests over a five-year period on a twenty percent per year basis. During 2008, the Company matched participant contributions at a rate of 50% of the first 6% of participant deferrals.  In June 2009, the Company suspended its match of participant contributions.  Company contributions to the Plan totaled approximately $16,000 and $26,000 for the years ended December 31, 2009 and 2008, respectively.

NOTE 15 - Commitments and Contingencies

Operating Leases under Continuing Operations
The Company leases facilities from the City of Garden City, Kansas, which provides for: (a) a twenty one-year lease term expiring December 31, 2030, with one five-year renewal period; (b) a base rent of $1,035 and $2,187 per month for years one and two and years three through twenty one of the lease, respectively. In addition a fuel flowage fee of $.05 in 2010 and $0.06 for the years thereafter per gallon of fuel received by the Company will be due monthly. The fuel flowage fee is to be reviewed annually by the Garden City Regional Airport, the City of Garden City, and the Company.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

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

The Company leases refueling trucks. As of December 31, 2009 and 2008, the refueling truck leases require aggregate monthly rental payments of approximately $6,000 per annum.  In addition, the Company leases vehicles and equipment with payments ranging from $180 to $477 per month.

Rent expense from continuing operations aggregated approximately $93,600 for the years ended December 31, 2009 and 2008.

Future minimum rental payments under the Company’s operating leases are as follows:

For the year ended
December 31,	Total
2010	$89,976
2011	87,420
2012	87,420
2013	76,244
2014	26,244
Thereafter	419,904
TOTAL	$787,208

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

On September 1, 2006, Saker entered into an employment agreement effective as of September 15, 2006 with Keith P. Bleier (the “Bleier Employment Agreement”). Mr. Bleier served Saker as a Senior Vice President and its Chief Financial Officer. The term of the agreement was for three years, which commenced on September 15, 2006, and thereafter would have automatically renewed for additional one-year periods. Mr. Bleier’s base annual salary was $185,000 with annual increases of 5%. In addition, he was eligible to receive an annual performance bonus at the discretion of the Board of Directors. Mr. Bleier was to be granted an option each September 15 during the initial term to purchase 250,000 shares of the common stock, commencing September 15, 2006.  He has received his first option effective September 15, 2006, his second option effective September 15, 2007 and his third option effective September 15, 2008.  Mr. Bleier resigned from his positions with the Company effective December 31, 2009 and the Bleier Employment Agreement was terminated.  Mr. Bleier’s third option (related to the September 15, 2008 issuance) was forgone in connection with his resignation on December 31, 2009 and the other options expired on March 31, 2009.

On September 22, 2005, Saker entered into an employment agreement with John H. Dow (the “Dow Employment Agreement”). Mr. Dow served Saker as President and its Chief Executive Officer. The term of the Dow Employment Agreement was for three years and thereafter would have automatically renewed for additional one-year periods. Mr. Dow’s base annual salary was $150,000 with a guaranteed annual bonus of $100,000. In addition, he was eligible to receive an annual performance bonus at the discretion of the Board of Directors. Mr. Dow was to be granted an option each September 22 during the initial term to purchase 250,000 shares of the Common Stock.  He has received his first option effective September 22, 2005, his second option effective September 22, 2006 and his third option effective September 22, 2007.  As a condition of the Airborne divestiture, Mr. Dow resigned from his positions with the Company effective March 2, 2009, and the Dow Employment Agreement was terminated and all options were forfeited.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

On March 31, 2005, the Board of Directors authorized execution of the First Amendment effective April 1, 2005 (the "First Amendment") to the employment agreement (the "Ricciardi Employment Agreement') for Ronald J. Ricciardi, the Company's President and CEO. The First Amendment provided that Mr. Ricciardi's employment under the Ricciardi Employment Agreement was effective April 1, 2005, would continue for an initial term of three years, and thereafter be subject to automatic one-year renewals. The First Amendment increased his base salary to $175,000. Mr. Ricciardi was granted an option each April 1 during the initial term to purchase 250,000 shares of Common Stock. The first option was granted effective April 1, 2005, the second option was granted effective April 1, 2006 and the third option was granted effective April 1, 2007.  On December 12, 2006, the Board of Directors authorized execution of the Second Amendment effective as of that date (the “Second Amendment”) reflecting that Mr. Ricciardi was elected as Vice Chairman of the Board by the Board of Directors and, effective January 1, 2007 Mr. Ricciardi’s base salary was adjusted to $125,000.  The initial term was also extended and expired March 31, 2009 and remains subject to automatic one-year renewals.  On November 1, 2008, Mr. Ricciardi’s salary was adjusted to $175,000.  On March 2, 2009, Mr. Ricciardi was re-appointed as the Company’s President and Chief Executive Officer.  On April 8, 2009, Mr. Ricciardi was elected Chairman of the Board and shall serve in such capacity until the first meeting of the Board of Directors of the Corporation immediately following the next Annual Meeting of Stockholders of the Corporation or until the Board otherwise directs.

As of December 31, 2009, future severance commitments under the Company’s employment agreements aggregate approximately $175,000.

NOTE 16 - Related Parties

The firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, a member of the Company’s Board of Directors, is a managing partner of the firm. During the years ended December 31, 2009 and 2008, the Company was billed approximately $195,000 and $90,000, respectively, for legal services.  At December 31, 2009 and 2008, the Company recorded in accounts payable an obligation for legal fees to such firm of approximately $14,250 and $0, respectively, related to legal services provided by such firm.

In November 2008, the Company executed a management agreement with a company who has the non-controlling interest in a subsidiary of the Company.  The agreement requires a management fee of 10% of gross receipts of the subsidiary and a “success fee” of 50% of pre-tax profits as defined.  Total fees in 2009 aggregated $681,000 of which $531,000 was included in accrued expenses at December 31, 2009.

NOTE 17 - Litigation

On November 20, 2008, an Article 78 proceeding in the Supreme Court of the State of New York County of New York was initiated against New York City Economic Development Corporation; the City of New York Department of Small Business Services; Robert Walsh, in his capacity as Commissioner of the Department of Small Business Services; William C. Thompson, Jr., Comptroller of the City of New York, Office of the New York City Comptroller; The Honorable Mayor Bloomberg in his capacity as Mayor of the City of New York, by Petitioners Linden Airport Management Corporation and Paul P. Dudley, individually, objecting to the award of a concession for the Fixed-Base Operator for the Downtown Manhattan Heliport to the Company.  Shortly thereafter, the Company was joined as a necessary party to the Article 78 proceeding.  The Petitioners alleged that the selection process for awarding Saker the concession, was arbitrary, capricious and an abuse of permitted discretion and made in violation of lawful procedure.  In relation to this allegation, Petitioners sought an annulment of the previous award of the concession and a new “Request for Proposals” process in order to award the concession to an entity other than the Company.  Petitioners also alleged a breach of public trust against the City of New York and damages of at least $1,000,000.  On April 21, 2009, this proceeding was dismissed by the Supreme Court of the State of New York County of New York.  On October 9, 2009, Petitioners filed a Notice of Appeal in the New York Supreme Court, Appellate Division, First Department, currently calendared to be heard for the January 2010 Term, seeking to overturn the lower court’s dismissal of the Article 78 proceeding.  On January 6, 2010, the Company filed its brief in connection with the Appeal.  On March 16, 2010, the Appellate Division unanimously dismissed the Petitioners appeal.

On April 7, 2009, Terrance P. Kelley (“Kelley”) and Gold Jets, LLC commenced an action against the Company, New World Jet Corporation, New World Jet Acquisition Corporation, and Doe Corporation, being a fictitious name of a known entity, in the Supreme Court of the State of New York, County of Monroe.  The plaintiffs allege, among other things, breaches of the Stock Purchase Agreement and the Consulting Agreement, which were entered into in connection with the purchase of New World Jet Corporation by New World Jet Acquisition Corporation, a wholly-owned subsidiary of Saker, and Saker.  The plaintiffs seek declaratory relief and damages in an amount not less than $200,000.  On June 8, 2009, the Company served its answer denying liability and asserting defenses and counterclaims, including claims that plaintiffs breached their contractual obligations to the Company.  On July 6, 2009, Kelley amended his complaint to add certain individuals as defendants.  On August 7, 2009, the Company filed an answer to the amended complaint reasserting its defenses and counterclaims.  On December 28, 2009, the parties settled the lawsuit and issued mutual releases to that end.  The Company does not believe that the terms of the settlement are material to the Company.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

In addition to the matters noted above, from time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 18 - Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any non-recognized subsequent events that would require adjustment or disclosure in the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer (principal executive and financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K.  Based on this evaluation, our President and Chief Executive Officer concluded that our disclosure controls were effective as of such date.

Based upon its evaluation, our management, with the participation of our President and Chief Executive Officer, has concluded  there is a significant deficiency with respect to the Company’s internal control over financial reporting as defined in Rule 13a-15(e). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The weakness identified by management relates to the lack of sufficient accounting resources to apply certain U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

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

As of the end of the period covered by this report and to address the identified weakness, we engage consultants or other resources to assist with the accounting and disclosure for complex transactions.  Our President and Chief Executive Officer operates in a supervisory capacity to help compensate for the limited accounting personnel.  This added level of supervision helps ensure the financial statements and disclosures are accurate and complete.  This additional assistance was considered in concluding that our weakness in internal control is a significant deficiency.  This added level of supervision helps ensure the financial statements and disclosures are accurate and complete.

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

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2009.

During the year ended December 31, 2009, no changes were made to our internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.  As discussed above, our Senior Vice President and Chief Financial Officer resigned effective December 31, 2009.  As also discussed elsewhere in this report, our charter segment was divested on March 2, 2009.  Management believes that the requirements for internal controls will be absorbed by other personnel in the continuing operations and will not have a material effect on our internal controls over financial reporting.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of Saker as of April 13, 2010:

Name	Age	Position

Ronald J. Ricciardi	48	Director, Chairman of the Board, President & Chief Executive Officer

William B. Wachtel	55	Director

Donald Hecht	76	Director

Jeffrey B. Mendell	56	Director

Alvin S. Trenk	80	Director

Each of our directors is re-elected at the Annual Meeting of Stockholders to serve until the next Annual Meeting of Stockholders or until his successor is duly elected and shall have qualified.  Our officers are elected annually by the Board of Directors to serve at the discretion of the Board.

Business History

Ronald J. Ricciardi – Director, Chairman of the Board, President & Chief Executive Officer

Mr. Ricciardi had served as the President and a director of Arizona FBO Air, Inc. since its inception and was designated as its Chief Executive Officer on January 2, 2004. He was appointed President and director ours and designated as our Chief Executive Officer effective with the reverse merger transaction on August 20, 2004. On December 12, 2006, he was elected as our Vice Chairman of the Board.  On March 2, 2009, he was re-appointed our President and designated as our Chief Executive Officer.  On April 8, 2009, Mr. Ricciardi was elected as our Chairman of the Board.

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

William B. Wachtel – Director

Mr. Wachtel was elected as a director and our Chairman of the Board on March 31, 2005.  Mr. Wachtel served as our Chairman until April 8, 2009, when he resigned from such capacity but remained a member of the Board.

Mr. Wachtel has been a managing partner of Wachtel & Masyr, LLP, or its predecessor law firm (Gold & Wachtel, LLP), since its founding in August 1984. Such firm serves as corporate counsel to the Company. He is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

Donald Hecht - Director

Mr. Hecht was first elected as a director effective September 15, 2006, and has served in that capacity since then.

Mr. Hecht has, since 1966, been a managing partner of Hecht and Company, P.C., a certified public accounting firm. He has served on the board of directors of other public companies.

Jeffrey B. Mendell - Director

Mr. Mendell was first elected as a director on September 30, 2004, and has served in that capacity since then.

Mr. Mendell is, and has been since 1983, the Chairman & CEO of JBM Realty, a private real estate company headquartered in Greenwich, Connecticut. This company is active in the development, financing and sale of residential and commercial properties. His most recent project was the development of Greenwich Shore, a luxury rental apartment project overlooking Long Island Sound in Greenwich, Connecticut.

Earlier in his career, Mr. Mendell was an executive with Citicorp Real Estate, Inc. in New York City and he is a licensed real estate broker in the State of New York

Alvin S. Trenk - Director

Mr. Trenk was first elected as a director and our Chairman of the Board effective with the reverse merger transaction on August 20, 2004. He resigned as the Chairman of the Board on March 31, 2005, but has served as a director since August 20, 2004.

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

Family Relationships

There are no family relationships among our directors.

Other Directorships

None of our directors serves as a director of a company with a class of securities registered pursuant to Section 12 of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

Code of Ethics

On May 19, 2006, our Board of Directors adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions as well as all of our other employees and directors.  We will provide to any person, without charge, upon request, a copy of our Code of Ethics upon written or oral request to Ronald J. Ricciardi, Chairman of the Board, Saker Aviation Services, Inc., 101 Hangar Road, Wilkes-Barre/Scranton International Airport, Avoca, PA 18641, or by telephone at: (570) 457-3400.

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of Donald Hecht and Ronald J. Ricciardi; the Compensation Committee comprised of Jeffrey B. Mendell, Chairman, and Alvin S. Trenk, and the Nominating Committee comprised of Jeffrey B. Mendell and Ronald J. Ricciardi.

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2009 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2009, each director and executive officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act except that, due to a delay in finalizing stock option agreements after Compensation Committee grants, each non-employee director (Messrs. Hecht, Mendell, Trenk and Wachtel) reported late an option grant to non-employee directors on December 1, 2009.

Corporate Governance

There have been no changes to the procedures by which security holders of Saker may recommend nominees to its Board of Directors since the Board set forth such policy in its proxy statement for its Annual Meeting of Stockholders held on June 18, 2009.

Saker’s Board of Directors has determined that Donald Hecht qualifies as an audit committee financial expert on its Audit Committee, as such term is defined in applicable Commission rules, and is “independent” as that term is defined by the rules of The Nasdaq Stock Market, Inc. (“Nasdaq”).

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us for services performed on our behalf for the fiscal years ended December 31, 2009 and 2008 with respect to any person who served as our Chief Executive Officer during fiscal 2009 and the two other most highly compensated executive officers serving at December 31, 2009 whose total compensation exceeded $100,000 in fiscal 2009.  The two persons named in the table are the only persons who served as our executive officers in fiscal 2008 or 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)

Ronald J. Ricciardi, Chairman of the Board President & CEO	2009 2008	172,083 130,417	— —	— —	20,300 29,000	192,383 159,417

John H. Dow, Former President and Chief Executive Officer (1)	2009 2008	25,000 150,000	— 83,333	— —	3,700 28,000	28,700 261,333

1.	Mr. Dow resigned as President and Chief Executive Officer and as a director effective with the March 2, 2009 divestiture of Airborne.

2.
Mr. Ricciardi received a base salary of $125,000 through October 31, 2008 and $175,000 thereafter.  Effective November 1, 2008, Mr. Ricciardi agreed to temporarily forego 10% of his salary until further notice in connection with a cost-reduction program, which was suspended on March 2, 2009.  Before his resignation, effective March 2, 2009, Mr. Dow received a base salary of $150,000 and a guaranteed bonus of $100,000.  Effective November 1, 2008, Mr. Dow agreed to temporarily forego his guaranteed bonus until further notice in connection with a cost-reduction program.

3.
Mr. Ricciardi received an auto allowance of $1,000 per month through June 2009 when Mr. Ricciardi waived such benefit.  Mr. Dow received the use of an automobile and related expenses, estimated at a value of $1,000 per month.  Mr. Ricciardi receives, and Mr. Dow received, health insurance coverage estimated at a value of $1,000 per month.  Mr. Ricciardi received a Company match to his 401(k) contributions amounting to approximately $3,300 in 2009 and approximately $5,000 in 2008.  Mr. Dow received a Company match to his 401(k) contributions amounting to approximately $4,000 in 2009 and approximately $1,700 in 2008.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date

Ronald J. Ricciardi	250,000 250,000 250,000	1.60 0.50 0.39	03/31/2010 03/31/2011 03/31/2012

John H. Dow	— —	— —	03/02/2009 03/02/2009

1.
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

Each set of options expires five years from its respective date of vesting.  We have never re-priced any option (including those in the table) or otherwise modified any such option (such as by extension of exercise periods, the change of vesting or forfeiture conditions or the change or elimination of applicable performance criteria).

2009 DIRECTOR COMPENSATION TABLE
Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Donald Hecht	—	3,000	3,000

Jeffrey B. Mendell	—	3,000	3,000

Alvin S. Trenk	—	3,000	3,000

William B. Wachtel	—	3,000	3,000

1.
Non-employee Directors are entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively.  Each director is also reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors.  During 2009, each non-employee director waived their cash fees and expenses.

2.
Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2009, the Compensation Committee granted each non-employee director an option for their service in 2009.  Each set of options was for 25,000 shares and was priced at $0.12 per share, which was the closing sales price of the common stock on December 1, 2009.  The options vest on December 1, 2010 and may be exercised until December 1, 2014.

Employment Agreements

On September 22, 2005, we entered into an employment agreement with John H. Dow (the “Dow Employment Agreement”). Mr. Dow served as our President and our Chief Executive Officer. The term of the agreement was for three years and thereafter would have automatically renewed for additional one-year periods. Mr. Dow’s base annual salary was $150,000 with a guaranteed annual bonus of $100,000. In addition, he was eligible to receive an annual performance bonus at the discretion of the Board of Directors. Mr. Dow was to be granted an option each September 22 during the initial term of the agreement to purchase 250,000 shares of our common stock.  He received his first option effective September 22, 2005, his second option effective September 22, 2006 and his third option effective September 22, 2007.  As a condition of the Airborne divestiture, Mr. Dow resigned from his positions with us effective March 2, 2009 and the Dow Employment Agreement was terminated and all options were forfeited.

On March 31, 2005, the Board of Directors authorized execution of the First Amendment effective April 1, 2005 (the "First Amendment") to the employment agreement (the "Ricciardi Employment Agreement') for Ronald J. Ricciardi, our President and CEO. The First Amendment provided that Mr. Ricciardi's employment under the Ricciardi Employment Agreement was effective April 1, 2005, would continue for an initial term of three years, and thereafter be subject to automatic one-year renewals. The First Amendment increased his base salary to $175,000. Mr. Ricciardi was granted an option each April 1 during the initial term to purchase 250,000 shares of our common stock. The first option was granted effective April 1, 2005, the second option was granted effective April 1, 2006 and the third option was granted effective April 1, 2007.  On December 12, 2006, the Board of Directors authorized execution of the Second Amendment effective as of that date (the “Second Amendment”) reflecting that Mr. Ricciardi was elected as Vice Chairman of the Board by the Board of Directors and, effective January 1, 2007 Mr. Ricciardi’s base salary was adjusted to $125,000.  The initial term was also extended and expired on March 31, 2009 and remains subject to automatic one-year renewals.  On November 1, 2008, Mr. Ricciardi’s salary was adjusted to $175,000.  On March 2, 2009, Mr. Ricciardi was re-appointed as our President and Chief Executive Officer.  On April 8, 2009, Mr. Ricciardi was elected Chairman of the Board and will serve in such capacity until the first meeting of the Board of Directors of the Corporation immediately following our next Annual Meeting of Stockholders or until the Board otherwise directs.

Additional Narrative Disclosure

We do not offer a defined retirement or pension plan.  The Saker 401k Plan (the “Plan”) covers all of our employees. The Plan contains an option for us to match each participant's contribution. Any Company contribution vests over a five-year period on a 20% per year basis. During 2008, we matched participant contributions at a rate of 50% of the first 6% of participant deferrals.  In June 2009, we suspended our match of participant contributions.  Our contributions to the Plan totaled approximately $16,000 and $26,000 for the years ended December 31, 2009 and 2008, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of April 13, 2010 regarding the beneficial ownership of our Common Stock by:

-	each of our current executive officers and directors; and

-	all of our current directors and executive officers as a group; and

-	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock.

			Percentage of
	Number of Shares		Common Stock
	of Common Stock		Beneficially Owned
Name of Beneficial Owner	Beneficially Owned		(1)

Ronald J. Ricciardi (2)	1,643,575	(3)	4.9%

William B. Wachtel (4)	6,821,907	(5)	19.6%

Donald Hecht (4)	341,700	(6)	1.0%

Jeffrey B. Mendell (4)	310,293	(7)	0.9%

Alvin S. Trenk (4)	1,872,944	(8)	5.5%

All directors and officers As a group (5 in number)	10,990,419		30.0%

(1)
The percentages computed in the table are based upon 33,164,453 shares of our common stock, which were outstanding on April 13, 2010. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of April 13, 2010.

(2)	Ronald J. Ricciardi is our President and Chief Executive Officer and he also serves as Chairman of the Board and as a director.

(3)
The shares of the Common Stock reported in the table include: (a) 250,000 shares issuable upon the exercise of an option expiring March 31, 2011; (c) 250,000 shares issuable upon the exercise of an option expiring March 31, 2012; and (d) 100,000 shares issuable upon the exercise of a warrant expiring August 31, 2011.  Each of the two options and the warrant is currently exercisable.

(4)	The reporting person is a director.

(5)
The shares of our common stock reported in the table include: (a) 800,000 of the 1,200,000 shares subject to a warrant expiring September 22, 2010, which is currently exercisable; (b) 750,000 shares issuable upon the exercise of a warrant expiring August 31, 2011, which is currently exercisable; (c) 25,000 shares issuable upon the exercise of an option expiring December 12, 2010, which is currently exercisable; (d) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is currently exercisable; (e) 25,000 shares issuable upon the exercise of an option expiring December 1, 2012, which is currently exercisable; and (f) 25,000 shares issuable upon the exercise of an option expiring December 1, 2013, which is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 333,400 shares of the Common Stock and (y) 200,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 (which is currently exercisable) acquired by Wachtel & Masyr, LLP, which provides certain legal services for us, in the private placement which we closed on September 1, 2006. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to his firm’s securities.

(6)
The shares of our common stock reported in the table include: (a) 100,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring December 12, 2010, which is currently exercisable;  (c) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is currently exercisable; (d) 25,000 shares issuable upon the exercise of an option expiring December 1, 2012, which is currently exercisable; and (e) 25,000 shares issuable upon the exercise of an option expiring December 1, 2013, which is currently exercisable.

(7)
The shares of our common stock reported in the table include: (a) 25,000 shares issuable upon the exercise of an option expiring December 12, 2010 which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is currently exercisable; (c) 25,000 shares issuable upon the exercise of an option expiring December 1, 2012, which is currently exercisable; and (d) 25,000 shares issuable upon the exercise of an option expiring December 1, 2013.

(8)
The shares of our common stock reported in the table include: (a) 400,000 shares of the 1,200,000 shares subject to a warrant expiring September 22, 2010, which is currently exercisable; (b) 500,000 shares issuable upon the exercise of a warrant expiring August 31, 2011, which is currently exercisable; (c) 25,000 shares issuable upon the exercise of an option expiring December 12, 2010, which is currently exercisable;  (d) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is currently exercisable; (e) 25,000 shares issuable upon the exercise of an option expiring December 1, 2012, which is currently exercisable; and (f) 25,000 shares issuable upon the exercise of an option expiring December 1, 2013, which is currently exercisable.

Securities Authorized for Issuance under Equity Compensation Plans

            The following table set forth certain information, as of December 31, 2009, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	925,000	$0.341	6,575,000

Equity compensation plans not approved by security holders	325,000	$1.637	—
Total	1,250,000	$0.678	6,575,000

We received stockholder approval on December 12, 2006 for the Saker Aviation Services, Inc. Stock Option Plan of 2005 which relates to 7,500,000 shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The firm of Wachtel & Masyr, LLP provides certain legal services to us. William B. Wachtel, a member of our Board of Directors, is a managing partner of this firm. During the year ended December 31, 2009, we were billed for legal services of $195,000. At December 31, 2009, we had recorded in accounts payable an obligation for legal fees of approximately $14,250 related to these legal services.

Our Board of Directors adopted a Policy and Procedure Governing Related Party Transactions on April 26, 2007, which policy delegates certain functions related to the review and approval of related party transactions to the Audit Committee and the Compensation Committee.

Director Independence

Our Board of Directors made the determination of director independence in accordance with the definition set forth in Nasdaq rules.  Under such definition, each of Donald Hecht, Jeffrey B. Mendell, and Alvin S. Trenk qualify as independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered were approximately $118,000 by Marcum LLP and Kronick Kalada Berdy & Co. for 2009 and approximately $165,000 by Marcum & Kliegman LLP for 2008 for the audits of our annual financial statements for the fiscal years ended December 31, 2009 and 2008 and the reviews of the financial statements included in the Company’s Forms 10-Qs and registration statements for those fiscal years.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered were $0 for the fiscal years ended December 31, 2009 and 2008.

Tax Fees. For the years ended December 31, 2009 and 2008, the aggregate fees billed for services categorized as Tax Fees was $18,000.

All Other Fees. The aggregate fees billed for services categorized as All Other Fees rendered by the principal accountant were $0 for the fiscal years ended December 31, 2009 and 2008.

Audit Committee Policies and Procedures. The Audit Committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accountants, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which should be nonetheless be approved by the Audit Committee of the Board of Directors prior to the completion of the audit. Each year the Audit Committee approves the engagement of our  independent registered public accountant to audit our financial statements, including the associated fee, before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the Audit Committee will evaluate other known potential engagements of the independent registered public accountants, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accountant’s independence from management. At each such subsequent meeting, the registered public accountants and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Since December 17, 2009 when our Board of Directors initially authorized the engagement of Kronick Kalada Berdy & Co., and since September 24, 2004 when our Board of Directors initially authorized the engagement of Marcum LLP, pursuant to the Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each subsequent engagement of Marcum LLP and Kronick Kalada Berdy & Co, has been approved in advance by the Audit Committee of the Board of Directors, and none of these engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

Part VI

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2009 and 2008 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

(b)	Financial Statement Schedules

None.

(c)	Exhibits

Exhibit No.	Description of Exhibit

2	Agreement and Plan of Merger dated as of July 26, 2004 by and between Saker (then named Shadows Bend Development, Inc.) and FBO Air, Inc., an Arizona corporation (without schedules). (1)

3 (i) (2)	Certificate of Designations. (3)

3 (i) (3)	Articles of Merger (Changing name to Saker Aviation Services, Inc. (4) (Exhibit 3.1)

3 (i)	Restated Articles of Incorporation.(4)

3(ii)	Bylaws of Saker Aviation Services, Inc. (5) (Exhibit 3.2)

4.1	Common Stock Certificate. (12)

4.2	Form of Warrant expiring March 31, 2010. (5) (Exhibit 4.2)

4.3	Registration Rights Agreement (without schedule or exhibit). (5) (Exhibit 4.4)

4.4	Form of Co-Investor Registration Rights Agreement (without schedule or exhibit). (5)

4.5	Copy of Warrant expiring September 22, 2010. (6)

4.6	Form of Subscription Agreement (including registration rights commitment). (8)

4.7	Copy of Warrant expiring August 31, 2011. (11)

4.8	Copy of Warrant expiring December 29, 2014 (12)

* 10.1	Copy of Employment Agreement dated as of January 2, 2004 by and between Ronald J. Ricciardi and Company (as the successor by merger to FBO Air, Inc., an Arizona corporation). (7)

* 10.2	Copy of First Amendment effective April 1, 2005 to the Ricciardi Employment Agreement. (5) (Exhibit 10.9)

* 10.3	Copy of Second Amendment to the Ricciardi Employment Agreement. (10)

10.4	Copy of Asset Purchase Agreement dated March 31, 2005 among FBO Air Garden City, Inc. and John A. Crotts. (5) (Exhibit 10.1)

10.5	Copy of Stock Purchase Agreement dated March 31, 2005 between Tech Aviation Source, Ronald D. Ertley, Frank E. Paczewski, and FBO Air Wilkes-Barre, Inc. (5) (Exhibit 10.3)

* 10.6	Copy of the Saker Aviation Services, Inc. Stock Option Plan of 2005 dated as of December 13, 2005. (9)

10.7	Share Exchange Agreement between Saker Aviation Services, Inc., Airborne, Inc. and John and Daphne Dow dated March 2, 2009. (11)

10.8	Loan Agreement between Saker Aviation Services, Inc. and Airborne, Inc. dated March 2, 2009. (11)

10.9	Promissory Note between Airborne, Inc. and Saker Aviation Services, Inc. dated March 2, 2009. (11)

10.10	Loan Agreement between Saker Aviation Services, Inc. and EuroAmerican Investment Corp. dated March 2, 2009. (11)

10.11	Promissory Note between Saker Aviation Services, Inc. and EuroAmerican Investment Corp. dated March 2, 2009. (11)

10.12	Loan Agreement between Saker Aviation Services, Inc. and Five Star Bank dated March 2, 2009. (11)

10.13	Security Agreement between Saker Aviation Services, Inc. and Five Star Bank dated March 2, 2009. (11)

10.14	Line of Credit Note between Saker Aviation Services, Inc., Airborne, Inc., and Five Star Bank dated March 2, 2009. (11)

10.15	Assignment and Allonge between Five Star Bank and Birch Hill Capital dated December 29, 2009. (12)

21	Subsidiaries. (12)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive and financial officer).

32.1	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

Footnotes:

(1) Incorporated by reference from Exhibit 2 to the Company’s Current Report on Form 8-K filed on August 27, 2004.

(2) Incorporated by reference from Exhibit 3.1(a) to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

(3) Incorporated by reference from Exhibit 3.16 to the Company’s Current Report on Form 8-K filed on December 18, 2006.

(4) Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 1, 2009.

(5) Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 6, 2005.

(6) Incorporated by reference from Exhibit 4 to the Company’s Current Report on Form 8-K/A filed on November 3, 2005.

(7) Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 5, 2004.

(8) Incorporated by reference from the Company’s Registration Statement on Form SB-2, File No. 333-138994.

(9) Incorporated by reference from Exhibit 10.18 to the  Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(10) Incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

(11) Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(12) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.
(Registrant)

Date: April 14, 2010	By:	/s/ Ronald J. Ricciardi

Ronald J. Ricciardi,
President and Chief Executive Officer

SIGNATURE	TITLE	DATE

/s/ William B. Wachtel	Director	April 14, 2010
William B. Wachtel

/s/ Donald Hecht	Director	April 14, 2010
Donald Hecht

/s/ Jeffrey B. Mendell	Director	April 14, 2010
Jeffrey B. Mendell

/s/ Alvin S. Trenk	Director	April 14, 2010
Alvin S. Trenk
/s/ Ronald J. Ricciardi	Director, Principal Executive, Financial, and Accounting Officer	April 14, 2010
Ronald J. Ricciardi

Saker Aviation Services, Inc. Form 10-K for the Year Ended December 31, 2009
Exhibits Filed with the Annual Report

INDEX

Exhibit No.	Description of Exhibit
4.1	Common Stock Certificate

4.8	Copy of Warrant expiring December 29, 2014.

10.15	Assignment and Allonge between Five Star Bank and Birch Hill Capital dated December 29, 2009.

21	Subsidiaries.

31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

E-1