Form 10-Q
period 2010-03-31
Saker Aviation Services, Inc.
filed 2010-05-13
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

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
Yes ☐          No ☒

As of May 12, 2010, the registrant had 33,164,453 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2010

Index

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31,
	(Unaudited)	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$728,796	$574,847
Accounts receivable	808,375	809,870
Inventories	262,458	277,941
Note receivable – current portion, less discount	110,289	110,289
Prepaid expenses and other current assets	373,895	166,156
Total current assets	2,283,813	1,939,103

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $518,302 and $518,751 respectively	1,295,915	1,088,386

OTHER ASSETS
Deposits	592,296	541,961
Note receivable, less discount	435,931	509,431
Intangible assets – trade names	100,000	100,000
Goodwill	2,368,284	2,368,284
Total other assets	3,496,511	3,519,676
TOTAL ASSETS	$7,076,239	$6,547,165

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$620,246	$431,899
Customer deposits	105,502	67,312
Line of credit	500,000	1,000,000
Accrued expenses	963,548	741,485
Notes payable – current portion	351,075	170,922
Total current liabilities	2,540,371	2,411,618

LONG-TERM LIABILITIES
Notes payable - less current portion	1,305,288	949,817
Security deposits	150,059	100,026
Total liabilities	3,995,718	3,461,461

STOCKHOLDERS’ EQUITY
Controlling interest
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000;
33,164,453 shares issued and outstanding as of March 31, 2010 and December 31, 2009	33,164	33,164
Additional paid-in capital	19,636,224	19,632,661
Accumulated deficit	(17,616,685)	(17,542,930)
Total controlling interest	2,052,703	2,122,895
Non-controlling interest	1,027,818	962,809
TOTAL STOCKHOLDERS’ EQUITY	3,080,521	3,085,704
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,076,239	$6,547,165

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

REVENUE	$2,280,978	$1,740,072
COST OF REVENUES	1,259,491	1,080,805
GROSS PROFIT	1,021,487	659,267

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,051,807	954,162

OPERATING LOSS FROM CONTINUING OPERATIONS	(30,320)	(294,895)

OTHER INCOME (EXPENSE)
OTHER	(2,215)	(4,473)
INTEREST INCOME	303	—
INTEREST EXPENSE	(42,744)	(10,968)

TOTAL OTHER INCOME (EXPENSE)	(44,656)	(15,441)

NET LOSS FROM CONTINUING OPERATIONS	(74,976)	(310,336)

DISCONTINUED OPERATIONS:
NET LOSS FROM DISCONTINUED OPERATIONS	—	(547,468)
GAIN FROM DISPOSAL OF SUBSIDIARY	—	469,262

NET LOSS FROM DISCONTINUED OPERATIONS	—	(78,205)

NET LOSS	$(74,976)	$(388,541)

Net loss per Common Share – Basic and Diluted
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	—	(0.02)
Disposal of subsidiary	—	0.02
Sub-total discontinued operations	—	(0.00)
Total Basic and Diluted Net Loss Per Common Share	$(0.00)	$(0.01)

Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	33,164,453	35,674,793

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(74,976)	$(388,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,144	46,943
Gain on sale of subsidiary	—	(469,263)
Stock based compensation	4,784	63,224
Changes in operating assets and liabilities:
Accounts receivable	1,495	177,124
Inventories	15,483	(35,819)
Prepaid expenses and other current assets	(207,739)	45,859
Deposits	(50,335)	—
Accounts payable	188,347	(379,685)
Customer deposits	38,190	39,226
Accrued expenses	222,063	88,849
Security deposits	50,033	—
TOTAL ADJUSTMENTS	301,465	(423,542)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	226,489	(812,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable	—	(750,000)
Repayment of notes receivable	73,500	—
Net cash of sold subsidiary	—	(229,188)
Purchase of property and equipment	(246,673)	(116,873)
NET CASH USED IN INVESTING ACTIVITIES	(173,173)	(1,096,061)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	35,624	750,000
Repayment of notes payable	—	(39,469)
Increase in non-controlling interest in subsidiary	65,009	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,633	710,531

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	153,949	(1,197,613)

CASH AND CASH EQUIVALENTS – Beginning	574,847	1,472,535
CASH AND CASH EQUIVALENTS – Ending	$728,796	$274,922

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$42,744	$13,637
Income taxes	$1,965	$4,473

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Line of credit restructuring	$500,000	$—

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes for Saker Aviation Services, Inc. and its subsidiaries (collectively, the “Company”), which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2010 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009 have been prepared by the Company without audit. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of March 31, 2010 and its results of operations and cash flows for the three months ended March 31, 2010 not misleading have been included.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Management’s Liquidity Plans

As of March 31, 2010, the Company had cash and cash equivalents of $728,796 and a working capital deficit of $256,559. The Company generated revenue of approximately $2,280,000 and incurred a net loss from continuing operations of approximately $75,000 for the three months ended March 31, 2010. For the three months ended March 31, 2010, cash flows included net cash provided by operating activities of $226,489, net cash used in investing activities of $173,173, and net cash provided by financing activities of $100,633.

The Company has a revolving line of credit agreement (the “Credit Facility”) dated March 3, 2009 and made jointly and severally by the Company and Airborne, Inc., a subsidiary divested by the Company in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”). The Credit Facility provides the Company with a $500,000 revolving line of credit. The Credit Facility is secured by all of the Company’s assets as well as the assets of Airborne.  The Credit Facility requires interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of March 31, 2010) and is payable upon demand by Birch Hill.   Birch Hill retains a first lien against all of the assets of the Company and Airborne.  The Company and Airborne are joint and several guarantors of borrowings under the Credit Facility.  In the event of a sale of Airborne, Birch Hill is entitled to receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

The Company is party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”).  Under this agreement, the Company must pay the greater of 18% of the first $5 million in program year revenue and 25% of revenue in excess of $5 million or minimum annual guaranteed payments that begin at $1.2 million in Year 1 and increase to approximately $1.7 million in Year 10.  The Company also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. Company management believes that earnings from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and to fund the capital improvements as required under the agreement.

The Company believes that it has sufficient liquidity to sustain its existing business for at least the next twelve months.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Saker Aviation Services, Inc., its wholly-owned subsidiaries, FBO Air Wilkes-Barre, Inc. d/b/a Saker Aviation Services (“FBOWB”), FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”), FBO Air WB Leasing (“WB Leasing”), and its majority-owned subsidiary FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Three Months Ended March 31,
	2010*	2009*
Weighted average common shares outstanding, basic	33,164,453	35,674,793
Common shares upon exercise of options	—	—
Common shares upon exercise of warrants	—	—
Weighted average common shares outstanding, diluted	33,164,453	35,674,793

* Potential common shares of 9,503,587 and 13,725,298 for the three months ended March 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock Based Compensation
Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2010 and 2009, the Company incurred stock based compensation of $4,784 and $63,224, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2010, the unamortized fair value of the options totaled $6,000.

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

Recently Issued Accounting Pronouncements
During 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB ASC as the single source of authoritative nongovernmental GAAP. The ASC was effective for interim and annual periods ending September 15, 2009. The ASC does not change GAAP. Instead, it takes all individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Changes to the ASC subsequent to June 30, 2009, are referred to as Accounting Standards Updates (“ASU”).

On June 30, 2009, the FASB issued ASU 2009-01, “Topic 105 – Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This ASU amends the FASB ASC for the issuance of FASB Statement of Financial Accounting Standards (SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This ASU includes FASB SFAS No. 168 in its entirety.  ASU 2009-01 was effective for interim and annual periods ending after September 15, 2009.  The adoption of ASU 2009-01 had no effect on the operating results or financial condition of the Company.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers.  The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.  A summary of inventories as of March 31, 2010 and December 31, 2009 is set forth in the following table:

	March 31, 2010	December 31, 2009
Parts inventory	$98,364	$95,793
Fuel inventory	154,571	172,049
Other inventory	9,523	10,099
Total inventory	$262,458	$277,941

Included in inventories are amounts held for third parties of $106,547 and $84,685 as of March 31, 2010 and December 31, 2009, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 - Stockholders’ Equity

Stock Options
Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2010	1,250,000	$0.64
Granted	—	—
Exercised	—	—
Forfeited	(250,000)	(1.60)
Balance, March 31, 2010	1,000,000	$0.41
Exercisable at March 31, 2010	875,000	$0.35

On March 31, 2010, an option for 250,000 shares expired.

Warrants
Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2010	13,417,121	$0.71
Granted	—	—
Exercised	—	—
Forfeited	(4,913,534)	(0.60)
Balance, March 31, 2010	8,503,587	$0.77
Exercisable at March 31, 2010	8,503,587	$0.77

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 31, 2010, warrants collectively representing 4,913,534 shares expired.

NOTE 6 – Related Parties

The law firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, a member of the Company’s Board of Directors, is a managing partner of this firm. During the three months ended March 31, 2010 and 2009, the Company was billed approximately $48,000 and $136,000, respectively, for legal services.  At March 31, 2010 and December 31, 2009, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $52,000 and $136,000, respectively, related to legal services provided by such firm.

Effective November 2008, the Company executed a management agreement with a company who has a non-controlling interest in a subsidiary of the Company.  The owners of this company include the children of a member of the Company’s Board of Directors.  The agreement requires a management fee of 10% of gross receipts of the subsidiary and a “success fee” of 50% of pre-tax profits as defined.  Total fees in the three months ended March 31, 2010 aggregated approximately $250,000, which was included in accrued expenses at March 31, 2010.  As part of the fee arrangement, certain capital expenditures for the subsidiary are to be funded by the non-controlling interest, per the operating agreement between the parties.

NOTE 7 - Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 8 – Subsequent Events

On May 7, 2010, the Company modified its agreements with two debt holders.  The Birch Hill Credit Facility was modified such that the maximum line of credit was reduced to $500,000, which is fully extended at March 31, 2010, and the remaining $500,000 was reclassified into a note with a 36-month term with a 24-month balloon payment of outstanding principal and interest at 7% per year.   The maturity date of the EuroAmerican Note was extended to March 1, 2012.  The financial statements at March 31, 2010 reflect the above changes as if they were in effect on the report date.

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

REVENUE AND OPERATING RESULTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended March 31, 2010 and March 31, 2009.

REVENUE

Revenue increased by 31.1 percent to approximately $2,280,000 for the three months ended March 31, 2010 as compared with corresponding prior-year period revenue of approximately $1,740,000.

Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 24.1 percent to approximately $1,080,000 in the three months ended March 31, 2010 as compared to the same period in the prior year.  Revenue associated with the operation of the Downtown Manhattan Heliport (the “Heliport”) increased by 59.3% to approximately $1,066,000 in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.  Revenue associated with maintenance activities decreased by 35.2 percent to approximately $117,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 10.7 percent to approximately $19,000 in the three months ended March 31, 2010 as compared to the same period in the prior year.

The increase in revenue associated with the sale of jet fuel, aviation gasoline and related items was related to higher fuel costs, which offset a decline in volume of 8.7%.  We generally price our fuel products on a fixed dollar margin basis.  As the cost of fuel increases, the corresponding customer price increases as well.  If volume is constant, this methodology yields higher revenue but at comparable gross margins.

The increase in revenue associated with the operation of the Heliport was related to higher levels of activity in helicopter landings and passenger counts.

The decrease in maintenance revenue was due to decreases in both charges for labor services and for parts.  The primary reason for the decreases in both categories was a generally lower level of activity associated with jet aircraft domiciled at the Pennsylvania facility.

The decrease in revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities was directly related to a planned reduction in fees associated with the management of non-owned FBO facilities.

GROSS PROFIT

Total gross profit increased 54.9 percent to approximately $1,021,000 in the three months ended March 31, 2010 as compared with the three months ended March 31, 2009.  Gross profit as a percent of revenue increased to 44.8 percent in the three months ended March 31, 2010 as compared to 37.9 percent in the same period in the prior year.  The positive impact of the Heliport was a major factor in the year-over-year increase in gross profit, contributing approximately $755,000 and 70.8% of revenue in 2010 as compared to approximately $369,000 and 55.2% of revenue in the same period in 2009.

OPERATING EXPENSE

Selling, General and Administrative – FBO Operations

Selling, general and administrative (“SG&A”) expenses associated with our FBO operations were approximately $943,000 in the three months ended March 31, 2010, an increase of approximately $142,000 or 15.1 percent as compared to the three months ended March 31, 2009.  The main factor in this increase was the Heliport, where operating expenses increased by approximately $168,000 or 26.8% in order to accommodate the higher levels of activity.

SG&A associated with our FBO operations, as a percentage of revenue, was 41.4 percent for the three months ended March 31, 2010 as compared with 46.0 percent in the corresponding prior year period.  Increased revenue in this reporting period more than offset the higher operating expenses, resulting in lower SG&A as a percentage of revenue.

Selling, General and Administrative – Corporate Operations

Corporate expenses were approximately $109,000 for the three months ended March 31, 2010, representing a decrease of approximately $45,000 as compared with the corresponding prior year period.   The decrease was largely driven by a combination of lower professional expenses and lesser stock-based compensation expenses in the current year period as compared to prior year.  Professional fees were lower in large part due the divestiture of subsidiary operations that occurred in March 2009 and for which no corresponding expense was incurred in 2010.  Stock-based compensation expenses were approximately $60,000 less in the three months ended March 31, 2010 than they were in the same period in the three months ended March 31, 2009.

OPERATING LOSS

Loss from operations decreased by 89.7 percent to approximately $30,300 in the three months ended March 31, 2010 as compared to approximately $295,000 in the three months ended March 31, 2009.  Operating losses were offset by a combination of greater levels of levels of revenue and gross profit, which counterbalanced higher non-corporate operating expenses, as described above.

Depreciation and Amortization

Depreciation and amortization from continuing operations was approximately $39,000 and $31,000 for the three months ended March 31, 2010 and 2009, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2010 was approximately $42,700 as compared to approximately $11,000 for the same period in 2009.  The increase is largely attributed to the debt service on the EuroAmerican Note.

Net Income/Loss Per Share

Net loss for the three months ended March 31, 2010 was approximately $75,000 for continuing operations as compared to net loss of approximately $310,000 for the three months ended March 31, 2009.  The decrease in net loss was as a result of the items discussed above.

Basic and diluted net loss per share was $0.00 and $0.01 for the three months ended March 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had cash and cash equivalents of $728,796 and a working capital deficit of $256,559. We generated revenue of approximately $2,280,000 and net loss from continuing operations of approximately $75,000 for the three months ended March 31, 2010.  For the three months ended March 31, 2010, cash flows included net cash provided by operating activities of $226,489, net cash used in investing activities of $173,173, and net cash provided by financing activities of $100,633.

We have a revolving line of credit agreement (the “Credit Facility”) dated March 3, 2009 and made jointly and severally by the Company and Airborne, Inc., a subsidiary we divested in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”). The Credit Facility provides us with a $500,000 revolving line of credit. The Credit Facility is secured by all of our assets as well as the assets of Airborne.  The Credit Facility requires interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of March 31, 2010) and is payable upon demand by Birch Hill.   Birch Hill retains a first lien against all of our assets and the assets of Airborne.  We and Airborne are joint and several guarantors of borrowings under the Credit Facility.  In the event of a sale of Airborne, Birch Hill is entitled to receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

Under a concession agreement with the City of New York, we operate of the Downtown Manhattan Heliport (the “Heliport”).  Under this agreement, we must pay the greater of 18% of the first $5 million in annual Heliport program year revenue and 25% of revenue in excess of $5 million or minimum annual guaranteed payments that begin at $1.2 million in Year 1 and increase to approximately $1.7 million in Year 10.  We also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. We believe that earnings from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and to fund the capital improvements as required under the agreement.

We believe that we have sufficient liquidity to sustain our existing business for at least the next twelve months.

Cash from Operating Activities

For the three months ended March 31, 2010, net cash provided by operating activities was $226,489. This amount included a decrease in operating cash related to a net loss of $74,976 and additions for the following items: (i) depreciation and amortization, $39,144; (ii) stock-based compensation expense, $4,784; (iii) accrued expenses, $222,063; (iv) accounts payable, $188,347, (v) inventories, $15,483, (vi) customer deposits, $38,190; (vii) security deposits, $50,033; (viii) accounts receivable, $1,495.  The increase in cash used in operating activities in 2009 was offset by the following decreases: (i) prepaid expenses, $207,739, and (ii) deposits, $50,335.  For the three months ended March 31, 2009, net cash used in operating activities was $812,083. This amount included a decrease in operating cash related to a net loss of $388,541 and additions for the following items: (i) depreciation and amortization, $46,943; and (ii) stock-based compensation expense, $63,224; (iii) accounts receivable, $177,124; (vi) prepaid expenses, $45,859; (v) customer deposits, $39,226; and (vi) accrued expenses, $88,849.  The increase in cash used in operating activities in 2009 was offset by the following decreases:  (i) gain on sale of subsidiary, $469,263; (ii) inventories, $35,819; and (iii) accounts payable, $379,685.

Cash from Investing Activities

For the three months ended March 31, 2010, net cash used in investing activities was $173,173 and was attributable to the purchase of property and equipment of $246,673 offset by the repayment of notes receivable of $73,500.  For the three months ended March 31, 2009, net cash used in investing activities was $1,096,061 and was attributable to the purchase of property and equipment of $116,873, issuance of note receivable of $750,000, and net cash of discontinued operations of $229,188.

Cash from Financing Activities

For the three months ended March 31, 2010, net cash provided by financing activities was $100,633, consisting of proceeds from notes payable of $35,624 and an increase in non-controlling interest in subsidiary of $65,009.  For the three months ended March 31, 2009, net cash provided by financing activities was $710,531, consisting primarily of a note payable of $750,000 in connection with the divestiture of Airborne offset by repayment of notes payable of $39,469.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. We recognize these compensation costs over the requisite service period of the award, which is generally the option vesting term.

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

Recent Accounting Pronouncements

During 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB ASC as the single source of authoritative nongovernmental GAAP.  The ASC was effective for interim and annual periods ending September 15, 2009.  The ASC does not change GAAP.  Instead, it takes all individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Changes to the ASC subsequent to June 30, 2009, are referred to as Accounting Standards Updates (“ASU”).

On June 30, 2009, the FASB issued ASU 2009-01, “Topic 105 – Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This ASU amends the FASB ASC for the issuance of FASB Statement of Financial Accounting Standards (SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This ASU includes FASB SFAS No. 168 in its entirety.  ASU 2009-01 was effective for interim and annual periods ending after September 15, 2009.  The adoption of ASU 2009-01 had no effect on our operating results or financial condition.

In December 2007, the FASB issued ASC 810, “Non-Controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51).  ASC 810 established accounting and reporting standards for the non-controlling interest in a subsidiary (previously referred to as minority interests). ASC 810 also requires that a retained non-controlling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of ASC 810, we were required to report any non-controlling interests as a separate component of consolidated stockholders’ equity. We were also required to present any net income or loss allocable to non-controlling interests and net income or loss attributable to our stockholders separately in its consolidated statements of operations, if significant. ASC 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after January 1, 2009. ASC 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of ASC 810 are applied prospectively. We adopted ASC 810 and reclassified the non-controlling interest in our Heliport subsidiary as a separate component of consolidated stockholders’ equity on January 1, 2009.   The adoption of ASC 810 did not have a material impact on our results of operation or financial condition.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

▪	our ability to secure the additional debt or equity financing, if required, to execute our business plan;

▪	our ability to identify, negotiate and complete the acquisition of targeted operators, consistent with our business plan;

▪	existing or new competitors consolidating operators ahead of us;

▪	our ability to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2009 under the heading “Risk Factors” and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer (principal executive and financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-Q.  Based on this evaluation, our President and Chief Executive Officer concluded that our disclosure controls were effective as of such date.

Based upon its evaluation, our management, with the participation of our President and Chief Executive Officer, has concluded there is a significant deficiency with respect to our internal control over financial reporting as defined in Rule 13a-15(e). Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The weakness identified by management relates to the lack of sufficient accounting resources to apply certain U.S. Generally Accepted Accounting Principles (“U.S. GAAP”).

We currently lack adequately trained accounting personnel with appropriate U.S. GAAP expertise for certain complex transactions.  Our management believes this weakness is considered a significant deficiency but does not rise to the level of a material weakness due to the compensating supervisory controls as discussed below.

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

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of March 31, 2010.

During the three months ended March 31, 2010, there were no changes to our internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Uncertainty and adverse changes in the general economic conditions of markets in which we participate may negatively affect our business.

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult for us to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. Adverse changes may occur as a result of soft global economic conditions, rising oil prices, wavering consumer confidence, unemployment, declines in or volatility of stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions in general. Our results of operations are sensitive to changes in general economic conditions that impact consumer spending, including discretionary spending for use of private aircraft. The economic turmoil that has arisen in the credit markets (most recently with respect to the indebtedness of certain European countries such as Greece and Portugal) and in the housing markets has had an adverse effect on the U.S. and world economy, which may suppress discretionary spending and other consumer purchasing habits and, as a result, adversely affect our results of operations.

Item 4.  Other Information

Birch Hill Forbearance Agreement.

Effective May 7, 2010, we consummated a Forbearance Agreement with Birch Hill Capital, LLC (“Birch Hill”).

The Forbearance Agreement modifies the Loan Agreements (as defined below) acquired by Birch Hill as of December 29, 2009 from Five Star Bank (“Five Star”) pursuant to an Allonge and an Assignment of Note and Note Documents (together, the “Assignment Documents”). Under the Assignment Documents, that certain $1,000,000 Line of Credit Note and related documents and agreements dated March 3, 2009 made jointly and severally by Airborne, Inc. (“Airborne”) and us in favor of Five Star (collectively, the “Loan Agreements”) were sold, assigned and transferred by Five Star to Birch Hill.

The modifications made to the Loan Agreements pursuant to the Forbearance Agreement include: (i) an agreement by Birch Hill to forbear (with respect to us only and expressly not with respect to Airborne) on demanding repayment of $500,000 of the principal amount outstanding under the Loan Agreements until May 5, 2012; and (ii) an agreement by us to make 24 equal monthly payments of interest and principal of $15,438.55 each (representing payments made on $500,000 of the principal amount outstanding under the Loan Agreements pursuant to a 36 month authorization period using an annual interest rate of 7%). The Forbearance Agreement also includes a general release made by us in favor of Birch Hill and its affiliates.

The Loan Agreements are more particularly described in our Current Report on Form 8-K dated March 2, 2009 and the Assignment Documents are more particularly described in our Current Report on Form 8-K dated December 29, 2009. The descriptions of the Assignment Documents and the Loan Agreements are incorporated herein by reference. Approximately $1,000,000 was outstanding under the Loan Agreements as of May 12, 2010.

First Amendment to EuroAmerican Promissory Note.

Also effective May 7, we consummated a First Amendment to Note in order to extend the maturity date of that certain Promissory Note made by us in favor of EuroAmerican Investment Corp. (“EuroAmerican”) from February 27, 2010 to March 1, 2012. The EuroAmerican Promissory Note is more particularly described in our Current Report on Form 8-K dated March 2, 2009, which description is incorporated herein by reference. Approximately $750,000 was outstanding under the EuroAmerican Promissory Note as of May 12, 2010.

General.

The above summaries of the Forbearance Agreement and the First Amendment to Promissory Note are qualified in their entirety by reference to the full text of each such agreement, which are filed as exhibits to this Quarterly Report on Form 10-Q. William B. Wachtel, one of our Directors, is also a principal of each of Birch Hill and EuroAmerican.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (principal executive and principal financial officer). *

32.1	Section 1350 Certification. *

4.1	Birch Hill Forbearance Agreement. *

4.2	First Amendment to EuroAmerican Promissory Note. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: May 12, 2010	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
President & Chief Executive Officer