Form 10-Q
period 2010-06-30
Saker Aviation Services, Inc.
filed 2010-08-13
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

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
Yes ☐          No ☒

As of August 12, 2010, the registrant had 33,164,453 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2010

Index

Page
PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	1

Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	2

Statements of Cash Flows for the Six months Ended June 30, 2010 and 2009 (unaudited)	3

Notes to Financial Statements (unaudited)	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS	8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4T. CONTROLS AND PROCEDURES	13

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS	14

ITEM 4. OTHER INFORMATION	14

ITEM 6. EXHIBITS	15

SIGNATURES	16

iii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31,
	(Unaudited)	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$793,893	$574,847
Accounts receivable	1,203,994	809,870
Inventories	252,985	277,941
Note receivable – current portion, less discount	110,289	110,289
Prepaid expenses and other current assets	311,285	166,156
Total current assets	2,672,446	1,939,103

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $555,505 and $518,751 respectively	1,802,497	1,088,386

OTHER ASSETS
Deposits	592,718	541,961
Note receivable, less discount	454,286	509,431
Intangible assets – trade names	100,000	100,000
Goodwill	2,368,284	2,368,284
Total other assets	3,515,288	3,519,676
TOTAL ASSETS	$7,990,231	$6,547,165

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$678,091	$431,899
Customer deposits	127,930	67,312
Line of credit	500,000	1,000,000
Accrued expenses	1,214,689	741,485
Notes payable – current portion	316,293	170,922
Total current liabilities	2,837,003	2,411,618

LONG-TERM LIABILITIES
Notes payable - less current portion	1,245,835	949,817
Security deposits	150,152	100,026
Total liabilities	4,232,990	3,461,461

STOCKHOLDERS’ EQUITY
Controlling interest
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000;
33,164,453 shares issued and outstanding as of June 30, 2010 and December 31, 2009	33,164	33,164
Additional paid-in capital	19,639,224	19,632,661
Accumulated deficit	(17,352,788)	(17,542,930)
Total controlling interest	2,319,600	2,122,895
Non-controlling interest	1,437,641	962,809
TOTAL STOCKHOLDERS’ EQUITY	3,757,241	3,085,704
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,990,231	$6,547,165

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

REVENUE	$3,250,546	$2,125,702	$5,531,525	$3,865,774
COST OF REVENUE	1,484,507	1,175,869	2,743,998	2,256,674
GROSS PROFIT	1,766,039	949,833	2,787,527	1,609,100

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	1,367,449	1,280,706	2,419,257	2,234,869

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	398,590	(330,873)	368,270	(625,769)

OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	(89,519)	116,340	(91,734)	111,867
INTEREST INCOME	330	7,897	633	7,897
INTEREST EXPENSE	(45,504)	(39,089)	(88,248)	(50,057)
TOTAL OTHER INCOME (EXPENSE)	(134,693)	85,148	(179,349)	69,707

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	263,897	(245,725)	188,921	(556,062)
DISCONTINUED OPERATIONS: NET LOSS FROM DISCONTINUED	—	—	—	(547,468)
OPERATIONS
GAIN FROM DISPOSAL OF SUBSIDIARY	—	—	—	469,263
TOTAL DISCONTINUED OPERATIONS	—	—	—	(78,205)

NET INCOME (LOSS)	$263,897	$(245,725)	$188,921	$(634,267)
Net income (loss) per Common Share – Basic and Diluted
Continuing operations	$0.01	$(0.01)	$0.01	$(0.02)
Discontinued operations	—	—	—	(0.02)
Disposal of subsidiary	—	—	—	0.01
Sub-total discontinued operations	—	—	—	(0.00)
Total Basic and Diluted Net Income (Loss) Per Common Share	$0.01	$(0.01)	$0.01	$(0.02)
Weighted Average Number of Common Shares
Outstanding – Basic	33,164,453	33,764,453	33,164,453	34,714,346
Weighted Average Number of Common Shares
Outstanding – Diluted	33,164,453	33,764,453	33,164,453	34,714,346

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$188,921	$(634,267)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	76,347	64,632
Gain on sale of subsidiary	—	(101,320)
Stock based compensation	7,784	255,351
Changes in operating assets and liabilities:
Accounts receivable	(394,124)	30,310
Inventories	24,956	(70,465)
Prepaid expenses and other current assets	(145,129)	43,667
Deposits	(50,757)	—
Accounts payable	246,192	(330,775)
Customer deposits	60,618	47,192
Accrued expenses	473,204	(30,240)
Security deposits	50,126	—
TOTAL ADJUSTMENTS	349,217	(91,648)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	538,138	(725,915)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable	—	(750,000)
Payment of notes receivable	55,145	—
Net cash of sold subsidiary	—	(229,188)
Purchase of property and equipment	(790,458)	(219,894)
NET CASH USED IN INVESTING ACTIVITIES	(735,313)	(1,199,082)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	750,000
Repayment of notes payable	(58,611)	(77,140)
Increase in non-controlling interest in subsidiary	474,832	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	416,221	672,860

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	219,046	(1,252,137)

CASH AND CASH EQUIVALENTS – Beginning	574,847	1,472,535
CASH AND CASH EQUIVALENTS – Ending	$793,893	$220,397
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$88,248	$50,057
Income taxes	$91,484	$4,690

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Line of credit restructuring	$500,000	$—

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and with the instructions to Quarterly Report on Form 10-Q as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes for Saker Aviation Services, Inc. and its subsidiaries (collectively, the “Company”), which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of June 30, 2010 and the condensed consolidated statements of operations and cash flows for the six months ended June 30, 2010 and 2009 have been prepared by the Company without audit. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of June 30, 2010 and its results of operations for the three and six months and cash flows for the six months ended June 30, 2010 not misleading have been included.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Management’s Liquidity Plans

As of June 30, 2010, the Company had cash and cash equivalents of $793,893 and a working capital deficit of $164,557. The Company generated revenue of approximately $5,531,000 and had net income of approximately $189,000 for the six months ended June 30, 2010.  For the six months ended June 30, 2010, cash flows included net cash provided by operating activities of $538,138, net cash used in investing activities of $735,313, and net cash provided by financing activities of $416,221.

The Company has a revolving line of credit agreement (the “Credit Facility”) dated March 3, 2009 and made jointly and severally by the Company and Airborne, Inc., a subsidiary divested by the Company in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”).  The Credit Facility requires interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of June 30, 2010) and is payable upon demand by Birch Hill.   Birch Hill retains a first lien against all of the assets of the Company and Airborne.  The Company and Airborne are joint and several guarantors of borrowings under the Credit Facility.  In the event of a sale of Airborne, Birch Hill is entitled to receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

On May 7, 2010, the Birch Hill Credit Facility was modified such that the maximum line of credit was reduced to $500,000, which is fully extended at June 30, 2010, and the remaining $500,000 was reclassified into a note with a 36-month term with a 24-month balloon payment of outstanding principal and interest at 7% per year.

The Company is party to a Loan Agreement with EuroAmerican Investment Corp. (“EuroAmerican”), pursuant to which EuroAmerican agreed to loan the Company an aggregate of up to $750,000. The EuroAmerican loan is evidenced by a Promissory Note delivered by the Company to EuroAmerican, which Promissory Note matures on February 27, 2011. The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  On May 7, 2010, the maturity date of the EuroAmerican Note was extended to March 1, 2012.

The Company is party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”).  Under this agreement, the Company must pay the greater of 18% of the first $5 million in program year revenue and 25% of revenue in excess of $5 million or minimum annual guaranteed payments that begin at $1.2 million in Year 1, which commenced November 1, 2008, and increase to approximately $1.7 million in Year 10, which expires on October 31, 2018.  The Company also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. Company management believes that cash flow from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and to fund the capital improvements as required under the concession agreement.

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010*	2009**	2010*	2009**
Weighted average common shares outstanding, basic	33,164,453	33,764,453	33,164,453	33,714,346
Common shares upon exercise of options	—	—	—	—
Weighted average common shares outstanding, diluted	33,164,453	33,764,453	33,164,453	33,714,346

* Common shares of 9,503,587 underlying outstanding stock options for the three and six months ended June 30, 2010 were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

** Common shares of 13,842,121 underlying outstanding stock options for the three and six months ended June 30, 2009, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock Based Compensation
Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  For the six months ended June 30, 2010 and 2009, the Company incurred stock based compensation of $7,784 and $255,351, respectively.  Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  As of June 30, 2010, the unamortized fair value of the options totaled $3,000.

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

NOTE 4 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers.  The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.  A summary of inventories as of June 30, 2010 and December 31, 2009 is set forth in the following table:

	June 30, 2010	December 31, 2009
Parts inventory	$96,400	$95,793
Fuel inventory	149,348	172,049
Other inventory	7,237	10,099
Total inventory	$252,985	$277,941

Included in inventories are amounts held for third parties of $119,005 and $84,685 as of June 30, 2010 and December 31, 2009, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 - Stockholders’ Equity

Stock Options
Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2010	1,250,000	$0.64
Granted	—	—
Exercised	—	—
Forfeited	(250,000)	(1.60)
Balance, June 30, 2010	1,000,000	$0.41
Exercisable at June 30, 2010	875,000	$0.35

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 31, 2010, an option for 250,000 shares expired.

Warrants
Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2010	13,417,121	$0.71
Granted	—	—
Exercised	—	—
Forfeited	(4,913,534)	(0.60)
Balance, June 30, 2010	8,503,587	$0.77
Exercisable at June 30, 2010	8,503,587	$0.77

On March 31, 2010, warrants collectively representing 4,913,534 shares expired.

NOTE 6 – Related Parties

The law firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, a member of the Company’s Board of Directors, is a managing partner of this firm. During the six months ended June 30, 2010 and 2009, the Company was billed approximately $77,300 and $159,400, respectively, for legal services.  At June 30, 2010 and December 31, 2009, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $42,900 and $136,000, respectively, related to legal services provided by such firm.

Effective November 2008, the Company executed a management agreement with a company who has a non-controlling interest in a subsidiary of the Company.  The owners of this company include the children of a member of the Company’s Board of Directors.  The agreement requires a management fee of 10% of gross receipts of the subsidiary and a “success fee” of 50% of pre-tax profits, as such term is defined in the management agreement.  Total fees in the six months ended June 30, 2010 aggregated approximately $840,000, which was included in accrued expenses at June 30, 2010.  As part of the fee arrangement, certain capital expenditures for the subsidiary are to be funded by the non-controlling interest, per the operating agreement between the parties.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated condensed financial statements and related notes appearing elsewhere in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements," as well as those discussed elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

The FBO segment of the industry is highly fragmented - populated by, according to the National Air Transportation Association (“NATA”), over 3,000 operators who serve customers at one or more of the over 3,000 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these companies are single location operators. NATA characterizes companies with operations at three or more airports as “chains.” An operation with FBOs in at least two distinctive regions of the United States is considered a “national” chain while multiple locations within a single region are “regional” chains.

REVENUE AND OPERATING RESULTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three and Six Months Ended June 30, 2010 and June 30, 2009.

REVENUE

Revenue increased by 52.9 percent to approximately $3,250,000 for the three months ended June 30, 2010 as compared with corresponding prior-year period revenue of approximately $2,125,000.  For the six months ended June 30, 2010, revenue increased by 43.1% to approximately $5,531,000 as compared with revenue of approximately $3,865,000 in the same period in the prior year.

For the three months ended June 30, 2010, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 34.2 percent to approximately $1,353,000 as compared to the same period in the prior year.  Revenue associated with the operation of the Downtown Manhattan Heliport (“Heliport”) increased by 80.4% to approximately $1,733,000 in the three months ended June 30, 2010 as compared to approximately $960,000 in the prior year period.  Revenue associated with maintenance activities increased by 7.9 percent to approximately $149,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 18.9 percent to approximately $15,000 in the three months ended June 30, 2010 as compared to the same period in the prior year.

For the six months ended June 30, 2010, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 29.6 percent to approximately $2,432,000 as compared to the same period in the prior year.  Revenue associated with the operation of the Heliport increased 71.7% to approximately $2,800,000 in the six months ended June 30, 2010 as compared to the same period in the prior year.  Revenue associated with maintenance activities decreased by 16.5 percent to approximately $266,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 17.2 percent to approximately $34,000 in the six months ended June 30, 2010 as compared to the same period in the prior year.

The increases in revenue associated with the sale of jet fuel, aviation gasoline and related items were related to a combination of comparable volume along with higher average fuel prices as compared with the prior year.  We generally price our fuel products on a fixed dollar margin basis.  As the cost of fuel increases, the corresponding customer price increases as well.  If volume is constant, this methodology yields higher revenue but at comparable gross margins.

The increases in revenue associated with the Heliport operations were due to a higher level of helicopter landings and associated passenger traffic as a result of increased helicopter tour activity by Heliport tenants.

The changes in maintenance revenue were due to differing levels of both charges for labor services and for parts as compared to each respective period in the prior year.  The primary reason for the decreases in the six month period ending June 30, 2010, was a generally lower level of activity associated with jet aircraft domiciled at the Pennsylvania facility.

The decreases in revenue associated with the leasing of aircraft and office space along with the management on non-owned FBO facilities was directly related to a planned reduction in fees associated with the management of non-owned FBO facilities.

GROSS PROFIT

Total gross profit increased 85.9 percent to approximately $1,766,000 in the three months ended June 30, 2010 as compared with the three months ended June 30, 2009.  Gross profit as a percent of revenue increased to 54.3 percent in the three months ended June 30, 2010 as compared to 44.7 percent in the same period in the prior year.  The impact of the Heliport operation was a major factor in the increase in gross profit, contributing approximately $1,422,000 in 2010 as compared with approximately $660,000 during the same period in 2009.

Total gross profit increased 73.2 percent to approximately $2,787,000 in the six months ended June 30, 2010 as compared with the six months ended June 30, 2009.  Gross profit as a percent of revenue increased to 50.4 percent in the six months ended June 30, 2010 as compared to 41.6 percent in the same period in the prior year.  The impact of the Heliport operation was a major factor in the increase in gross profit, contributing approximately $2,177,000 in 2010 as compared with approximately $1,030,000 during the same period in 2009.

OPERATING EXPENSE

Selling, General and Administrative – FBO Operations

Selling, general and administrative (“SG&A”) expenses associated with our FBO operations were approximately $1,299,000 in the three months ended June 30, 2010, an increase of approximately $437,000 or 33.7 percent as compared to the three months ended June 30, 2009.  SG&A increased at the Heliport as a result of significantly higher passenger traffic during the three months ended June 30, 2010 as compared to the same period during the prior year.  Without the introduction of the Heliport, SG&A associated with our FBO operations would have increased by approximately $8,400 or 2.6 percent.  SG&A associated with our FBO operations, as a percentage of revenue, was 40.0 percent for the three months ended June 30, 2010 as compared with 40.5 percent in the corresponding prior year period.

For the six months ended June 30, 2010, SG&A expenses associated with our FBO operations were approximately $2,242,000, an increase of approximately $580,000 or 25.9 percent as compared to the six months ended June 30, 2009.  SG&A increased at the Heliport as a result of significantly higher passenger traffic during the six months ended June 30, 2010 as compared with the same period in the prior year.  Without the introduction of the Heliport, SG&A associated with our FBO operations would have decreased by approximately $17,000 or 2.6 percent.  For the six months ended June 30, 2010, SG&A associated with our FBO operations, as a percentage of revenue, was 40.5 percent as compared with 43.0 percent in the corresponding prior year period.

Selling, General and Administrative – Corporate Operations

Corporate expense was approximately $68,000 and $177,000 for the three and six months ended June 30, 2010, respectively, representing a decrease of approximately $350,000 and $395,600, respectively, as compared with the corresponding prior year periods.   The decreases in the three and six months ended June 30, 2010, were driven largely by lower professional fees related to the transition to a new independent registered accounting firm and the elimination of certain legal and litigation settlement fees as compared to the prior year period.

OPERATING INCOME (LOSS)

Operating income in the three and six months ended June 30, 2010 was approximately $399,000 and $368,000, respectively, as compared to operating losses of approximately $331,000 and $626,000 in the same periods in 2009.  Improvements to operating income were driven by a combination of greater levels of levels of revenue and gross profit, which counterbalanced higher non-corporate operating expenses, as described above.

Depreciation and Amortization

Depreciation and amortization from continuing operations was approximately $76,300 and $64,600 for the six months ended June 30, 2010 and 2009, respectively.

Interest Income/Expense

Interest income for the three and six months ended June 30, 2010 was approximately $300 and $630, respectively, as compared to $7,897 in three and six months ended June 30, 2009.  Interest expense for the three and six months ended June 30, 2010 was approximately $45,500 and $88,200, respectively, as compared to approximately $39,000 and $50,000, respectively, in the same periods in 2009.   The decreases in interest income are attributable to significantly lower rates of interest earned on deposits.  The increases in interest expense are largely attributed to debt service on the EuroAmerican Note, discussed under Liquidity and Capital Resources below.

Other Income/Expense
Other expense for the three and six months ended June 30, 2010 was approximately $89,500 and $91,700, respectively and is attributed almost entirely to municipal taxes and fees.  Federal and state net operating loss carryforwards have offset current federal and state income taxes.  Other income for the three and six months ended June 30, 2009 was approximately $116,300 and $111,900, respectively, and is attributable primarily to gains on the sale of assets.

Net Income/Loss Per Share

Net income for the three and six months ended June 30, 2010 was approximately $264,000 and $189,000, respectively, as compared to net losses of approximately $246,000 and $634,000 for the three and six months ended June 30, 2009, respectively.  The improvements were as a result of the items discussed above.

Basic and diluted net income per share for the three and six months ended June 30, 2010 was $0.01.  Basic and diluted net loss per share for the three and six months ended June 30, 2009 was $0.01 and $0.02, respectively, for continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had cash and cash equivalents of $793,893 and a working capital deficit of $164,557. We generated revenue of approximately $5,531,000 and net income of approximately $189,000 for the six months ended June 30, 2010.  For the six months ended June 30, 2010, cash flows included net cash provided by operating activities of $538,138, net cash used in investing activities of $735,313, and net cash provided by financing activities of $416,221.

We have a revolving line of credit agreement (the “Credit Facility”) dated March 3, 2009 and made jointly and severally by us and Airborne, Inc., a subsidiary we divested in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”).  The Credit Facility requires interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of June 30, 2010) and is payable upon demand by Birch Hill.   Birch Hill retains a first lien against all of our assets and the assets of Airborne.  We and Airborne are joint and several guarantors of borrowings under the Credit Facility.  In the event of a sale of Airborne, Birch Hill is entitled to receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

On May 7, 2010, the Birch Hill Credit Facility was modified such that the maximum line of credit was reduced to $500,000, which is fully extended at June 30, 2010, and the remaining $500,000 was reclassified into a note with a 36-month term with a 24-month balloon payment of outstanding principal and interest at 7% per year.

We are party to a Loan Agreement with EuroAmerican Investment Corp. (“EuroAmerican”), pursuant to which EuroAmerican agreed to loan the Company an aggregate of up to $750,000. The EuroAmerican loan is evidenced by a Promissory Note we delivered to EuroAmerican, which Promissory Note matures on February 27, 2011. The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  On May 7, 2010, the maturity date of the EuroAmerican Note was extended to March 1, 2012.

We are party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”).  Under this agreement, we must pay the greater of 18% of the first $5 million in program year revenue and 25% of revenue in excess of $5 million or minimum annual guaranteed payments that begin at $1.2 million in Year 1, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10, which expires on October 31, 2018.  We also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. During the six month period ended June 30, 2010, we made approximately $473,000 in capital improvements at the Heliport pursuant to the concession agreement. We expect to make an aggregate of $800,000 in improvements at the Heliport during the fiscal year ending December 31, 2010 pursuant to such agreement.  We believe that cash flow from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and to fund the capital improvements as required under the agreement.

We believe that we have sufficient liquidity to sustain our existing business for at least the next twelve months.

Cash from Operating Activities

For the six months ended June 30, 2010, net cash provided by operating activities was $538,138. This amount included an increase in operating cash related to net income of $188,921 and additions for the following items: (i) depreciation and amortization, $76,347; (ii) stock-based compensation expense, $7,784; (iii) inventories, $24,956; (iv) accounts payable, $246,192, (v) customer deposits, $60,618, (vi) accrued expenses, $473,204; and (vii) security deposits, $50,126.  The increase in cash used in operating activities in 2010 was offset by the following decreases: (i) accounts receivable, $394,124, (ii) prepaid expenses, $145,129, and (iii) deposits, $50,757.  For the six months ended June 30, 2009, net cash used in operating activities was $725,915. This amount included a decrease in operating cash related to a net loss of $634,267 and additions for the following items: (i) depreciation and amortization, $64,632; (ii) stock-based compensation expense, $255,351; and (iii) prepaid expenses, $43,667.  The increase in cash used in operating activities in 2009 was offset by a decrease of approximately $485,600 in operating assets and liabilities is made up of the following decreases: (i) gain on sale of subsidiary, $101,320; (ii) inventories, $70,465; (iii) accounts payable, $330,775; and (iv) accrued expenses, $30,240 along with increases in: (i) accounts receivable, $30,310 and (ii) customer deposits, $47,192.

Cash from Investing Activities

For the six months ended June 30, 2010, net cash used in investing activities was $735,313 and was attributable to the purchase of property and equipment of $790,458 offset by the payment of notes receivable of $55,145.  For the six months ended June 30, 2009, net cash used in investing activities was $1,199,082 and was attributable to the purchase of property and equipment ($219,894), issuance of note receivable ($750,000), and net cash of discontinued operations ($229,188).

Cash from Financing Activities

For the six months ended June 30, 2010, net cash provided by financing activities was $416,221, consisting of the payment of notes payable of $58,611 and an increase in non-controlling interest in subsidiary of $474,832.  For the six months ended June 30, 2009, net cash provided by financing activities was $672,860, consisting of a note payable of $750,000 in connection with the divestiture of our former subsidiary Airborne offset by repayment of notes payable of $77,140.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

▪	our ability to secure the additional debt or equity financing, if required, to execute our business plan;

▪	our ability to identify, negotiate and complete the acquisition of targeted operators, consistent with our business plan;

▪	existing or new competitors consolidating operators ahead of us;

▪	our ability to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy;

▪	Our planned capital expenditures; and

▪	Expected business trends.

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

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of June 30, 2010.

During the three months ended June 30, 2010, there were no changes to our internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

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

Saker Aviation Services, Inc.

Date: August 12, 2010	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
President & Chief Executive Officer