Form 10-Q
period 2010-09-30
Saker Aviation Services, Inc.
filed 2010-11-12
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010

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
Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐          No ☒

As of November 12, 2010, the registrant had 33,164,453 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2010

Index

Page

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	1

Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	2

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (unaudited)	3

Notes to Financial Statements (unaudited)	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.	8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.	13

ITEM 4. CONTROLS AND PROCEDURES.	13

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS	14

ITEM 6. EXHIBITS	15

SIGNATURES	16

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31,
	(unaudited)	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$919,204	$574,847
Accounts receivable	1,281,543	809,870
Inventories	250,289	277,941
Note receivable – current portion, less discount	110,289	110,289
Prepaid expenses and other current assets	230,360	166,156
Total current assets	2,791,685	1,939,103

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $601,945 and $518,751 respectively	1,859,428	1,088,386

OTHER ASSETS
Deposits	568,631	541,961
Note receivable, less discount	422,786	509,431
Intangible assets – trade names	100,000	100,000
Goodwill	2,368,284	2,368,284
Total other assets	3,459,701	3,519,676
TOTAL ASSETS	$8,110,814	$6,547,165

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$399,083	$431,899
Customer deposits	77,242	67,312
Line of credit	500,000	1,000,000
Accrued expenses	1,137,887	741,485
Notes payable – current portion	286,558	170,922
Total current liabilities	2,400,770	2,411,618

LONG-TERM LIABILITIES
Notes payable - less current portion	1,191,093	949,817
Security deposits	125,250	100,026
Total liabilities	3,717,113	3,461,461

STOCKHOLDERS’ EQUITY
Controlling interest
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000;
33,164,453 shares issued and outstanding as of September 30, 2010 and December 31, 2009	33,164	33,164
Additional paid-in capital	19,642,224	19,632,661
Accumulated deficit	(17,041,383)	(17,542,930)
Total controlling interest	2,634,005	2,122,895
Non-controlling interest	1,759,696	962,809
TOTAL STOCKHOLDERS’ EQUITY	4,393,701	3,085,704
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,110,814	$6,547,165

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUE	$2,922,363	$2,434,831	$8,453,888	$6,300,604
COST OF REVENUE	1,311,187	1,361,626	4,055,185	3,618,299
GROSS PROFIT	1,611,176	1,073,205	4,398,703	2,682,305

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	1,254,429	991,626	3,673,685	3,226,495

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	356,747	81,579	725,018	(544,190)

OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	(2,980)	(15,673)	(94,715)	96,194
INTEREST INCOME	816	3,504	1,449	11,401
INTEREST EXPENSE	(43,177)	(34,913)	(131,425)	(84,970)
TOTAL OTHER INCOME (EXPENSE)	(45,341)	(47,082)	(224,691)	22,625

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	311,406	34,497	500,327	(521,565)

DISCONTINUED OPERATIONS:
NET LOSS FROM DISCONTINUED
OPERATIONS	—	—	—	(547,468)
GAIN FROM DISPOSAL OF SUBSIDIARY	—	—	—	469,262

TOTAL DISCONTINUED OPERATIONS	—	—	—	(78,206)

NET INCOME (LOSS)	$311,406	$34,497	$500,327	$(599,771)

Net income (loss) per Common Share – Basic and Diluted

Continuing operations	$0.01	$0.00	$0.02	$(0.02)

Discontinued operations	—	—	—	(0.01)

Disposal of subsidiary	—	—	—	0.01

Sub-total discontinued operations	—	—	—	(0.00)

Total Basic and Diluted Net Income (Loss) Per Common Share	$0.01	$0.00	$0.02	$(0.02)
Weighted Average Number of Common Shares
Outstanding – Basic and Diluted	33,164,453	33,764,453	33,164,453	34,394,235

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$500,327	$(599,771)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	122,787	99,864
Gain on sale of subsidiary	—	(469,262)
Stock based compensation	10,783	257,570
Changes in operating assets and liabilities:
Accounts receivable	(471,673)	(73,139)
Inventories	27,652	1,248
Prepaid expenses and other current assets	(64,204)	15,448
Deposits	(26,670)	—
Accounts payable	(32,816)	(486,067)
Customer deposits	9,930	49,738
Accrued expenses	396,402	469,400
Security deposits	25,224	—
TOTAL ADJUSTMENTS	(2,585)	(135,200)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	497,742	(734,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of notes receivable	—	(750,000)
Payment of notes receivable	86,645	12,205
Net cash of sold subsidiary	—	(229,188)
Purchase of property and equipment	(893,829)	(220,231)
NET CASH USED IN INVESTING ACTIVITIES	(807,184)	(1,187,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	—	750,000
Repayment of notes payable	(143,088)	(38,335)
Increase in non-controlling interest in subsidiary	796,887	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	653,799	711,665

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	344,357	(1,210,520)

CASH AND CASH EQUIVALENTS – Beginning	574,847	1,472,535
CASH AND CASH EQUIVALENTS – Ending	$919,204	$262,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$131,425	$84,970
Income taxes	$93,610	$12,917

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Line of credit restructuring	$500,000	$—

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

The condensed consolidated balance sheet as of September 30, 2010 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2010 and 2009 have been prepared by the Company without audit. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of September 30, 2010 and its results of operations for the three and nine months and cash flows for the nine months ended September 30, 2010 not misleading have been included.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Management’s Liquidity Plans

As of September 30, 2010, the Company had cash and cash equivalents of $919,204 and a working capital surplus of $390,915. The Company generated revenue of approximately $8,454,000 and had net income of approximately $500,000 for the nine months ended September 30, 2010.  For the nine months ended September 30, 2010, cash flows included net cash provided by operating activities of $497,742, net cash used in investing activities of $807,184, and net cash provided by financing activities of $653,799.

The Company has a revolving line of credit agreement (the “Credit Facility”) dated March 3, 2009 and made jointly and severally by the Company and Airborne, Inc., a former subsidiary divested by the Company in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”).  The Credit Facility requires interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of September 30, 2010) and is payable upon demand by Birch Hill.   Birch Hill retains a first lien against all of the assets of the Company and Airborne.  The Company and Airborne are joint and several guarantors of borrowings under the Credit Facility.  In the event of a sale of Airborne, Birch Hill is entitled to receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

On May 7, 2010, the Birch Hill Credit Facility was modified such that the maximum line of credit was reduced to $500,000, which is fully extended at September 30, 2010, and the remaining $500,000 was reclassified into a note with a 36-month term with a 24-month balloon payment of outstanding principal and interest at 7% per year.

The Company is party to a Loan Agreement with EuroAmerican Investment Corp. (“EuroAmerican”), pursuant to which EuroAmerican agreed to loan the Company an aggregate of up to $750,000. The EuroAmerican loan is evidenced by a Promissory Note delivered by the Company to EuroAmerican. The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  On May 7, 2010, the maturity date of the EuroAmerican Note was extended from February 27, 2011 to March 1, 2012.

The Company is party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”).  Under this agreement, the Company must pay the greater of 18% of the first $5 million in program year revenue and 25% of revenue in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1, which commenced November 1, 2008, and increase to approximately $1.7 million in Year 10, which expires on October 31, 2018.  The Company also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. Company management believes that cash flow from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and to fund the capital improvements as required under the concession agreement.

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010*	2009*	2010*	2009**
Weighted average common shares outstanding, basic	33,164,453	33,764,453	33,164,453	34,394,235

Common shares upon exercise of options	—	—	—	—

Weighted average common shares outstanding, diluted	33,164,453	33,764,453	33,164,453	34,394,235

* Common shares of 8,303,587 underlying outstanding stock options for the three and nine months ended September 30, 2010 and 13,692,121 underlying outstanding stock options for the three months ended September 30, 2009, were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

** Common shares of 13,692,121 underlying outstanding stock options for the nine months ended September 30, 2009, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock Based Compensation
Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  For the nine months ended September 30, 2010 and 2009, the Company incurred stock based compensation of $9,219 and $257,570, respectively.  Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  As of September 30, 2010, the unamortized fair value of the options totaled $0.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Pronouncements
During 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB ASC as the single source of authoritative nongovernmental GAAP.  The ASC was effective for interim and annual periods ending September 15, 2009.  The ASC does not change GAAP.  Instead, it takes all individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Changes to the ASC subsequent to September 30, 2009, are referred to as Accounting Standards Updates (“ASU”).

On June 30, 2009, the FASB issued ASU 2009-01, “Topic 105 – Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This ASU amends the FASB ASC for the issuance of FASB Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This ASU includes FASB SFAS No. 168 in its entirety.  ASU 2009-01 was effective for interim and annual periods ending after September 15, 2009.  The adoption of ASU 2009-01 had no effect on the operating results or financial condition of the Company.

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

NOTE 4 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers.  The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.  A summary of inventories as of September 30, 2010 and December 31, 2009 is set forth in the following table:

	September 30, 2010	December 31, 2009
Parts inventory	$98,098	$95,793
Fuel inventory	144,632	172,049
Other inventory	7,559	10,099
Total inventory	$250,289	$277,941

Included in inventories are amounts held for third parties of $70,368 and $84,685 as of September 30, 2010 and December 31, 2009, respectively, with an offsetting liability included as part of accrued expenses.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - Stockholders’ Equity

Stock Options
Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2010	1,250,000	$0.64
Granted	—	—
Exercised	—	—
Forfeited	(250,000)	(1.60)
Balance, September 30, 2010	1,000,000	$0.36
Exercisable at September 30, 2010	900,000	$0.35

On March 31, 2010, an option for 250,000 shares expired.

Warrants
Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2010	13,417,121	$0.71
Granted	—	—
Exercised	—	—
Forfeited	(6,113,534)	(0.60)
Balance, September 30, 2010	7,303,587	$0.80
Exercisable at September 30, 2010	7,303,587	$0.80

On March 31, 2010, warrants collectively representing 4,913,534 shares expired.

On August 31, 2010, warrants collectively representing 1,200,000 shares expired.

NOTE 6 – Related Parties

The law firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, a member of the Company’s Board of Directors, is a managing partner of this firm. During the nine months ended September 30, 2010 and 2009, the Company was billed approximately $77,300 and $159,400, respectively, for legal services.  At September 30, 2010 and December 31, 2009, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $20,000 and $42,900, respectively, related to legal services provided by such firm.

Effective November 2008, the Company executed a management agreement with a company who has a non-controlling interest in a subsidiary of the Company.  The owners of this company include the children of a member of the Company’s Board of Directors.  The agreement requires a management fee of 10% of gross receipts of the subsidiary and a “success fee” of 50% of pre-tax profits; as such term is defined in the management agreement.  Total fees in the nine months ended September 30, 2010 aggregated approximately $1,300,000, which was included in accrued expenses at September 30, 2010.  As part of the fee arrangement, certain capital expenditures for the subsidiary are to be funded by the non-controlling interest, per the operating agreement between the parties.

NOTE 7 - Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 8 – Subsequent Events

On October 21, 2010, the Company entered into an employment agreement which was reported in a Current Report Form 8-K on October 26, 2010 and which is incorporated herein by reference.

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

OVERVIEW

Saker Aviation Services, Inc. (“we”, “us”, “our”) is a Nevada corporation, the common stock, $0.001 par value (the “common stock”), of which is publicly traded on the over the counter bulletin board system under the symbol “SKAS.OB”.  Through our subsidiaries, we operate in the fixed base operation (“FBO”) segment of the general aviation industry.  An FBO provides ground-based services such as fueling and hangaring for general aviation, commercial, and military aircraft, aircraft maintenance, and other miscellaneous services.  We also provide consulting services for a non-owned FBO facility and serve as the operator of a heliport.

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

REVENUE AND OPERATING RESULTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2010 and September 30, 2009.

REVENUE

Revenue increased by 20.0 percent to $2,922,000 for the three months ended September 30, 2010 as compared with corresponding prior-year period revenue of $2,434,000.  For the nine months ended September 30, 2010, revenue increased by 34.2% to $8,454,000 as compared with revenue of $6,300,000 in the same period in the prior year.

For the three months ended September 30, 2010, revenue associated with the operation of the Downtown Manhattan Heliport (“Heliport”) increased by 63.4% to approximately $1,596,000 as compared to the prior year period.  Revenue associated with the sale of jet fuel, aviation gasoline and related items decreased by 6.0 percent to approximately $1,200,000 in the three months ended September 30, 2010 as compared to the same period in the prior year.  Revenue associated with maintenance activities decreased by 30.9 percent to approximately $111,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 25.3 percent to approximately $15,000 in the three months ended September 30, 2010 as compared to the same period in the prior year.

For the nine months ended September 30, 2010, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 15.2 percent to approximately $3,633,000 as compared to the same period in the prior year.  Revenue associated with the operation of the Heliport increased 68.6% to approximately $4,395,000 in the nine months ended September 30, 2010 as compared to the same period in the prior year.  Revenue associated with maintenance activities decreased by 21.3 percent to approximately $376,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 19.8 percent to approximately $49,000 in the nine months ended September 30, 2010 as compared to the same period in the prior year.

The increases in revenue associated with the Heliport operations were due to a higher level of helicopter landings and associated passenger traffic as a result of increased helicopter tour activity by Heliport tenants.

The decrease in revenue associated with the sale of jet fuel, aviation gasoline and related items during the three months ended September 30, 3010 were related to a shift in the mix of volume to categories whose average price per gallon were less in the current year period than in 2009.  The increases in revenue associated with the sale of jet fuel, aviation gasoline and related items during the nine months ended September 30, 2010 were related to a combination of comparable volume along with higher average fuel prices as compared with the prior year.  We generally price our fuel products on a fixed dollar margin basis.  As the cost of fuel increases, the corresponding customer price increases as well.  If volume is constant, this methodology yields higher revenue but at comparable gross margins.

The changes in maintenance revenue were due to differing levels of both charges for labor services and for parts as compared to each respective period in the prior year.  The primary reason for the decreases in the nine month period ending September 30, 2010, was a generally lower level of activity associated with jet aircraft domiciled at the Pennsylvania facility.

The decreases in revenue associated with the leasing of aircraft and office space along with the management on non-owned FBO facilities was directly related to a planned reduction in fees associated with the management of non-owned FBO facilities.

GROSS PROFIT

Total gross profit increased 50.1 percent to approximately $1,611,000 in the three months ended September 30, 2010 as compared with the three months ended September 30, 2009.  Gross profit as a percent of revenue increased to 55.1 percent in the three months ended September 30, 2010 as compared to 44.1 percent in the same period in the prior year.  The impact of the Heliport operation was the primary factor in the increase in gross profit, contributing approximately $1,267,000 in 2010 as compared with approximately $677,000 during the same period in 2009.

Total gross profit increased 64.0 percent to approximately $4,400,000 in the nine months ended September 30, 2010 as compared with the nine months ended September 30, 2009.  Gross profit as a percent of revenue increased to 52.0 percent in the nine months ended September 30, 2010 as compared to 42.6 percent in the same period in the prior year.  The impact of the Heliport operation was a major factor in the increase in gross profit, contributing approximately $3,444,000 in 2010 as compared with approximately $1,706,000 during the same period in 2009.

OPERATING EXPENSE

Selling, General and Administrative – FBO Operations

Selling, general and administrative (“SG&A”) expenses associated with our FBO operations were approximately $1,218,000 in the three months ended September 30, 2010, an increase of approximately $353,000, or 29.0 percent, as compared to the three months ended September 30, 2009.  SG&A increased at the Heliport as a result of significantly higher passenger traffic during the three months ended September 30, 2010 as compared to the same period during the prior year.  Without the introduction of the Heliport, SG&A associated with our FBO operations would have increased by approximately $14,000 or 4.6 percent.  SG&A associated with our FBO operations, as a percentage of revenue, was 41.7 percent for the three months ended September 30, 2010 as compared with 35.5 percent in the corresponding prior year period.

For the nine months ended September 30, 2010, SG&A expenses associated with our FBO operations were approximately $3,478,000, an increase of approximately $930,000 or 26.7 percent as compared to the nine months ended September 30, 2009.  SG&A increased at the Heliport as a result of significantly higher passenger traffic during the nine months ended September 30, 2010 as compared with the same period in the prior year.  Without the introduction of the Heliport, SG&A associated with our FBO operations would have decreased by approximately $5,300 or 0.5 percent.  For the nine months ended September 30, 2010, SG&A associated with our FBO operations, as a percentage of revenue, was 41.1 percent as compared with 40.4 percent in the corresponding prior year period.

Selling, General and Administrative – Corporate Operations

Corporate expense was approximately $36,000 and $196,000 for the three and nine months ended September 30, 2010, respectively, representing a decrease of approximately $84,400 and $459,400, respectively, as compared with the corresponding prior year periods.   The decreases in the three and nine months ended September 30, 2010, were driven largely by lower professional fees related to the transition to a new independent registered accounting firm and the elimination of certain legal and litigation settlement fees as compared to the prior year period.

OPERATING INCOME (LOSS)

Operating income in the three and nine months ended September 30, 2010 was approximately $357,000 and $725,000, respectively, as compared to operating income of approximately $81,500 in the three months ended September 30, 2009 and operating losses of approximately $544,000 in the nine months ended September 30, 2009.  Improvements to operating income were driven by a combination of greater levels of levels of revenue and gross profit, which counterbalanced higher non-corporate operating expenses, as described above.

Depreciation and Amortization

Depreciation and amortization from continuing operations was approximately $122,800 and $100,000 for the nine months ended September 30, 2010 and 2009, respectively.

Interest Income/Expense

Interest income for the three and nine months ended September 30, 2010 was approximately $800 and $1,400, respectively, as compared to approximately $3,500 and $11,400 in three and nine months ended September 30, 2009, respectively.  Interest expense for the three and nine months ended September 30, 2010 was approximately $43,200 and $131,400, respectively, as compared to approximately $35,000 and $85,000, respectively, in the same periods in 2009.   The decreases in interest income are attributable to significantly lower rates of interest earned on deposits.  The increases in interest expense are largely attributed to debt service on the Birch Hill and EuroAmerican Notes, discussed under Liquidity and Capital Resources below.

Other Income/Expense
Other expense for the three and nine months ended September 30, 2010 was approximately $3,000 and $94,700, respectively and is attributed almost entirely to municipal taxes and fees.  Federal and state net operating loss carryforwards have offset current federal and state income taxes.  Other expense for the three months ended September 30, 2009 was approximately $15,700 and other income for the nine months ended September 30, 2009 was approximately $96,200.  Other expense in the three months ended September 30, 2009 was attributable to loss on the sale of assets and other income in the nine months ended September 30, 2009 is attributable primarily to gains on the sale of assets.

Net Income/Loss Per Share

Net income for the three and nine months ended September 30, 2010 was approximately $311,400 and $500,000, respectively, as compared to net income of approximately $34,000 in the three months ended September 30, 2009 and net losses of approximately $520,000 for the nine months ended September 30, 2009.  The improvements were as a result of the items discussed above.

Basic and diluted net income per share for the three and nine months ended September 30, 2010 was $0.01 and $0.02, respectively.  Basic and diluted net loss per share for the three and nine months ended September 30, 2009 was $0.00 and $0.02, respectively, for continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had cash and cash equivalents of $919,204 and a working capital surplus of $390,915. We generated revenue of approximately $8,454,000 and net income of approximately $500,000 for the nine months ended September 30, 2010.  For the nine months ended September 30, 2010, cash flows included net cash provided by operating activities of $497,742, net cash used in investing activities of $807,184, and net cash provided by financing activities of $653,799.

We have a revolving line of credit agreement (the “Credit Facility”) dated March 3, 2009 and made jointly and severally by us and Airborne, Inc., a former subsidiary we divested in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”).  The Credit Facility requires interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of September 30, 2010) and is payable upon demand by Birch Hill.   Birch Hill retains a first lien against all of our assets and the assets of Airborne.  We and Airborne are joint and several guarantors of borrowings under the Credit Facility.  In the event of a sale of Airborne, Birch Hill is entitled to receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

On May 7, 2010, the Birch Hill Credit Facility was modified such that the maximum line of credit was reduced to $500,000, which is fully extended at September 30, 2010, and the remaining $500,000 was reclassified into a note with a 36-month term with a 24-month balloon payment of outstanding principal and interest at 7% per year.

We are also party to a Loan Agreement with EuroAmerican Investment Corp. (“EuroAmerican”), pursuant to which EuroAmerican agreed to loan the Company an aggregate of up to $750,000. The EuroAmerican loan is evidenced by a Promissory Note we delivered to EuroAmerican. The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  On May 7, 2010, the maturity date of the EuroAmerican Note was extended from February 27, 2011 to March 1, 2012.

We are party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”).  Under this agreement, we must pay the greater of 18% of the first $5 million in program year revenue and 25% of revenue in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10, which expires on October 31, 2018.  During the three and nine months ended September 30, 2010, we paid the City of New York $311,250 and $933,750, respectively, in minimum annual guarantee payments.  We also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. During the nine month period ended September 30, 2010, we made approximately $795,000 in capital improvements at the Heliport pursuant to the concession agreement. We expect to make an aggregate of approximately $900,000 in improvements at the Heliport during the fiscal year ending December 31, 2010 pursuant to such agreement.  We believe that cash flow from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and to fund the capital improvements as required under the agreement.

We believe that we have sufficient liquidity to sustain our existing business for at least the next twelve months.

Cash from Operating Activities

For the nine months ended September 30, 2010, net cash provided by operating activities was $497,742. This amount included an increase in operating cash related to net income of $500,327 and additions for the following items: (i) depreciation and amortization, $122,787; (ii) stock-based compensation expense, $10,783; (iii) inventories, $27,652; (iv) customer deposits, $9,930; (v) accrued expenses, $396,402; and (vi) security deposits, $25,224.  The increase in cash used in operating activities in 2010 was offset by the following decreases: (i) accounts receivable, $471,673; (ii) prepaid expenses, $64,204; (iii) accounts payable, $32,816; and (iv) deposits, $26,670.  For the nine months ended September 30, 2009, net cash used in operating activities was $734,971. This amount included a decrease in operating cash related to a net loss of $599,771 and additions for the following items: (i) depreciation and amortization, $99,864; (ii) stock-based compensation expense, $257,570; (iii) accrued expenses, $469,400; (iv) customer deposits, $49,738; (v) prepaid expenses, $15,448; and (vi) inventories, $1,248.  The increase in cash used in operating activities in 2009 was offset by the following decreases: (i) gain on sale of subsidiary, $469,262; (ii) accounts payable, $486,067; and (iii) accounts receivable, $73,139.

Cash from Investing Activities

For the nine months ended September 30, 2010, net cash used in investing activities was $807,184 and was attributable to the purchase of property and equipment of $893,829, principally capital expenditures associated with the Heliport, offset by the payment of notes receivable of $86,645.  For the nine months ended September 30, 2009, net cash used in investing activities was $1,187,214 and was attributable to the purchase of property and equipment ($220,231), issuance of notes receivable ($750,000), offset by proceeds from notes receivable ($12,205), and net cash of discontinued operations ($229,188).

Cash from Financing Activities

For the nine months ended September 30, 2010, net cash provided by financing activities was $653,799, consisting of the payment of notes payable of $143,088 and an increase in non-controlling interest in subsidiary of $796,887.  For the nine months ended September 30, 2009, net cash provided by financing activities was $711,665, consisting of a note payable of $750,000 in connection with the divestiture of Airborne offset by repayment of notes payable of $38,335.

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

Recent Accounting Pronouncements

During 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB ASC as the single source of authoritative nongovernmental GAAP.  The ASC was effective for interim and annual periods ending September 15, 2009.  The ASC does not change GAAP.  Instead, it takes all individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Changes to the ASC subsequent to September 30, 2009, are referred to as Accounting Standards Updates (“ASUs”).

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

▪	our ability to generate revenues sufficient to repay existing indebtedness;

▪	our ability to identify, negotiate and complete the acquisition of targeted operators, consistent with our business plan;

▪	our ability to secure the additional debt or equity financing, if required, to execute our business plan;

▪	existing or new competitors consolidating operators ahead of us;

▪	our ability to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy;

▪	Our planned capital expenditures; and

▪	Expected business trends.

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

Item 4 – Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting; Changes in Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide a reasonable assurance of achieving their objectives.  Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of September 30, 2010.

During the three months ended September 30, 2010, there were no changes to our internal controls over financial reporting that materially affected or were reasonably likely to materially affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

Uncertainty and adverse changes in the general economic conditions of markets in which we participate may negatively affect our business.

Current and future conditions in the economy have an inherent degree of uncertainty. As a result, it is difficult for us to estimate the level of growth or contraction for the economy as a whole. It is even more difficult to estimate growth or contraction in various parts, sectors and regions of the economy, including the markets in which we participate. Adverse changes may occur as a result of soft global economic conditions, rising oil prices, wavering consumer confidence, changes in unemployment, declines in or volatility of stock markets, contraction of credit availability, declines in real estate values, or other factors affecting economic conditions in general. Our results of operations are sensitive to changes in general economic conditions that impact consumer spending, including discretionary spending for use of private aircraft.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

10.1
Employment Agreement dated as of October 21, 2010 by and between Ronald J. Ricciardi and the Company, is incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated October 21, 2010. (1)

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

Saker Aviation Services, Inc.

Date: November 12, 2010	By:	/s/ Ronald J. Ricciardi

Ronald J. Ricciardi,
President & Chief Executive Officer