Form 10-K
period 2010-12-31
Saker Aviation Services, Inc.
filed 2011-03-31
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, $.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	☐	No	☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $675,232.

As of March 29, 2011, the Registrant had 33,164,453 shares of its Common Stock, $.001 par value, issued and outstanding.

Documents incorporated by reference: None

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
FORM 10-K

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN ITEM 1A, “RISK FACTORS” AND ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” OF THIS ANNUAL REPORT ON FORM 10-K.  SEE ALSO “FORWARD-LOOKING STATEMENTS” WITHIN SUCH ITEM 7 OF THIS ANNUAL REPORT ON FORM 10-K.

PART I

ITEM 1.	BUSINESS

General

Saker Aviation Services, Inc. (“Saker”), through its subsidiaries (Saker and its subsidiaries collectively are referred to herein as the “Company”, “we”, “us” and “our”), operates in the fixed base operation (“FBO”) segment of the general aviation industry.  FBOs provide ground-based services such as fueling and hangaring for general aviation, commercial, and military aircraft; aircraft maintenance, and other miscellaneous services.  We also provide consulting services for a non-owned FBO facility and serve as the operator of a heliport.

We were formed on January 17, 2003 (our date of inception) as a proprietorship and were incorporated in Arizona on January 2, 2004.  We became a public company as a result of a reverse merger transaction on August 20, 2004 with Shadows Bend Development, Inc., an inactive public Nevada corporation and changed our name to FBO Air, Inc.  On December 12, 2006, we changed our name to FirstFlight, Inc.  On September 2, 2009, we changed our name to Saker Aviation Services, Inc.

Our business activities are carried out as an FBO at the Wilkes-Barre/Scranton (Pennsylvania) International Airport, as an FBO at the Garden City (Kansas) Regional Airport, as the operator of the Downtown Manhattan (New York) Heliport, and as a consultant to the FBO and operator of the Niagara Falls (New York) International Airport.

The Wilkes-Barre facility became part of our company as a result of our acquisition of Tech Aviation Service, Inc. (“Tech”) in March 2005.  The Garden City facility became part of our company as a result of our acquisition of the FBO assets of Central Plains Aviation, Inc. (“CPA”) in March 2005.

The New York heliport facility became part of our company through the award of a concession agreement by the City of New York to operate the Downtown Manhattan Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”).

The FBO segment of the general aviation industry is highly fragmented - populated by, according to the National Air Transportation Association (“NATA”), over 3,000 operators who serve customers at one or more of the over 3,000 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these companies are single location operators. NATA characterizes companies with operations at three or more airports as “chains.” An operation with FBOs in at least two distinctive regions of the country is considered a “national” chain while multiple locations within a single region are considered “regional” chains.

We believe the general aviation market has been historically cyclical, with revenue correlated to general U.S. economic conditions.  Although not truly seasonal in nature, historically the spring and summer months tend to generate higher levels of revenue and our operations follow that trend.

Suppliers and Raw Materials

We obtain aviation fuel, component parts and other supplies from a variety of sources, generally from more than one supplier. Our suppliers and sources are based in the U.S. and other countries and we believe that our sources of materials are adequate for our needs for the foreseeable future. We do not believe the loss of any one supplier would have a material adverse effect on our business or results of operations. Our principal materials are aviation fuel and aircraft parts. We generally purchase our supplies on the open market, where certain commodities have fluctuated in price significantly in recent years. We have not experienced any significant shortage of our key supplies.

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

Government Approvals

The aviation services that we provide are generally performed on municipal or other government owned real estate properties. Accordingly, at times we will need to obtain certain consents or approvals from those government entities in conjunction with our operations. These consents are typically in the form of a lease agreement, as is the case at our Pennsylvania and Kansas facilities, or a concession agreement, as is the case with our New York facility.  There can be no assurance that we shall obtain further consents or approvals on favorable terms or be able to renew existing consents or approvals on favorable terms, if at all.

Government Regulation

We are subject to a variety of governmental laws and regulations that apply to companies in the aviation industry.  These include compliance with the Federal Aviation Administration (“FAA”) rules and regulations and local, regional and national rules and regulations as they relate to environmental matters. We believe we are in compliance with and intend to comply with all applicable government regulations. The adoption of new regulations could result in increased costs and have an adverse impact on our results of operations.  In the event we are unable to remain compliant with applicable rules and regulations, our business may be adversely affected.

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

We plan to grow our business through both internal development of existing resources and facilities and through the potential acquisition of other related business.  We anticipate that our larger size will provide us with greater buying power from suppliers, and therefore provide us with lower costs.  Lower costs would allow for a more aggressive pricing policy against some competition. More importantly, we believe that the higher level of customer service offered in our facilities will allow us to draw additional aircraft traffic and thus compete successfully against other FBOs of any size.

There can be no assurance that we will be able to compete successfully in the highly competitive aviation industry.

Costs and Effects of Complying With Environmental Laws

We are subject to a variety of federal, state, and local environmental laws and regulations, including those governing health and safety requirements, the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean-up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We intend to comply with these laws and regulations, however, from time to time, our operations may not be in full compliance with the terms and conditions of our permits or licenses. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations are in material compliance with applicable environmental laws and requirements and that any non-compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and requirements have not been material.   We consider the cost of compliance with environmental laws a normal cost of operations.

Employees

As of December 31, 2010, we employed 64 persons, of whom 43 were employed on a full-time basis, one of whom was an executive officer.  Substantially all of our personnel are employed at our operations in Pennsylvania, New York and Kansas.

ITEM 1A.	RISK FACTORS

The following risk factors relate to our operations:

We may have a need for additional financing to expand our business.

Certain of the potential sellers of FBOs we may seek to acquire in the future may accept shares of our common stock or other securities as payment by us for the acquisition. However, we believe that it is likely that most will seek cash payments, whether paid at the closing or in post-closing installment payments. There can be no assurance that our operations will generate sufficient cash flow to meet these acquisition obligations. Accordingly, we anticipate the need to seek additional equity or debt financing to meet any cash requirements for acquisitions. Any such financing will be dependent on general market conditions and the stock market’s evaluation of our performance and potential. Accordingly, we can give no assurance that we will obtain such equity or debt financing and, even if we do, that the terms would be satisfactory to us.

We could be adversely affected by increases in fuel prices.

Our operations could be significantly affected by the availability and price of jet fuel. A significant increase in jet fuel prices would most likely have a material impact on our ability to achieve and maintain profitability unless we are able to pass on such costs to our customers. Due to the competitive nature of the industry, our ability to pass on increased fuel prices by increasing our rates is uncertain. Likewise, any potential benefit of lower fuel prices may be offset by increased competition and lower revenue in general. While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are new outbreaks of hostility or other conflicts in oil producing areas or elsewhere, there could be a reduction in the availability of jet fuel or significant increases in costs to our business, as well as to the entire aviation industry.

The continued threat of terrorist actions may result in less demand for private aviation and, as a result, our revenue may be adversely affected and we may not be able to continue successful operations.

Terrorist actions involving public and private aircraft may have a significant adverse impact on us. As a result of these actions, individuals and corporate customers may cease using private aircraft as a means of transportation or reduce their use of such aircraft or we could become subject to burdensome regulations that would lower our results of operations.  In either event, we would be unable to maintain sales and may be unable to continue our operations on a successful basis.

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

Our business as an FBO is subject to extensive governmental regulation.

FBOs are subject to extensive regulatory requirements that could result in significant costs. For example, the FAA, from time to time, issues directives and other regulations relating to the management, maintenance and operation of facilities.  Compliance with those requirements may cause us to incur significant expenditures.

Additional laws, regulations and charges may be proposed that could significantly increase the cost of our operations or reduce overall revenue. We cannot provide assurance that laws or regulations enacted in the future will not adversely affect our business and results of operations.

We must maintain and add key management and other personnel.

Our future success will be heavily dependent on the performance of our principal executive officer and our managers. We have entered into an employment agreement with our President and Chief Executive Officer, Ronald J. Ricciardi.  Our growth and future success will depend, in large part, on the continued contributions of Mr. Ricciardi and other key individuals, as well as our ability to motivate and retain these personnel or hire other persons.  Although we believe we will be able to retain and hire qualified personnel, we can give no assurance that we will be successful in retaining and recruiting such personnel in sufficient numbers to increase revenue, maintain profitability, or successfully implement our growth strategy.

We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses.

We are subject to a variety of federal, state and local environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean-up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and periodically may be subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We intend to comply with these laws and regulations, however, from time to time, our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations are in material compliance with applicable environmental laws, requirements and permits and that any lapses in compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws, and requirements and permits have not been material; however, the operation our business entails risks in these areas, and a failure by us to comply with applicable environmental laws, regulations, or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated and our business and results of operations could be harmed.

The following risk factors relate to our common stock:

There is no active market for our common stock.

To date, trading of our common stock has been sporadic and nominal in volume. In addition, there are only a limited number of broker-dealers trading our common stock. As a result, there is little, if any, liquidity in our common stock. We can provide no assurance that an active trading market will ever develop.

Our common stock is subject to the penny stock rules.

The Securities and Exchange Commission (the “Commission”) has adopted a set of rules called the penny stock rules that regulate broker-dealers with respect to trading in securities with a bid price of less than $5.00. These rules do not apply to securities registered on certain national securities exchanges (including the Nasdaq Stock Market), provided that current price and volume information regarding transactions in such securities is provided by the exchange or system. Our stock is not listed on such an exchange and we have no expectation that our common stock will be listed on such an exchange in the future.  The “penny stock” rules also require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. Additionally, the broker-dealer must provide the customer with other information. The “penny stock” rules require that, prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser.  The broker-dealer must also receive the purchaser’s written agreement to the transaction. These disclosure requirements may reduce the level of trading activity in the secondary market for a stock that is subject to the “penny stock” rules. If a market ever does develop for our common stock, as to which we can give no assurance, and it should remain subject to the “penny stock” rules, holders of our common stock may find it more difficult to sell their shares of our common stock.  Because we are subject to the “penny stock” rules, our stock lacks the liquidity of stock not subject to such rules.

Potential additional financings, the granting of additional stock options and possibly anti-dilution provisions in our warrants could further dilute our existing stockholders.

As of March 29, 2011, there were 33,164,453 shares outstanding. If all of our outstanding common stock purchase warrants and options were exercised, there would be 42,014,453 shares outstanding, an increase of almost 27%.  Any further issuances due to additional equity financings or the granting of additional options or possibly the anti-dilution provisions in our warrants will further dilute our existing stockholders.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We intend to retain future earnings, if any, to fund our operations and to expand our business. Accordingly, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Our Board of Directors’ right to issue additional shares of preferred stock could adversely impact the rights of holders of our common stock.

Our board of directors currently has the right, with respect to the 9,999,154 authorized shares of our preferred stock, to authorize the issuance of one or more series of our preferred stock with such voting, dividend and other rights as our directors determine. Such action can be taken by our board without the approval of the holders of our common stock. However, a majority of the independent directors must approve such issuance under a policy adopted by the Saker board of directors on March 19, 2006. Accordingly, the holders of any new series of preferred stock could be granted voting rights that reduce the voting power of the holders of our common stock. For example, the preferred holders could be granted the right to vote on a merger as a separate class even if the merger would not have an adverse effect on their rights. This right, if granted, would give such preferred holders a veto with respect to any merger proposal. Alternatively, such preferred holders could be granted a large number votes per share while voting as a single class with the holders of our common stock, thereby diluting the voting power of the holders of our common stock. In addition, the holders of any new series of preferred stock could be given the option to be redeemed in cash in the event of a merger. This would make an acquisition of us less attractive to a potential acquirer. Thus, our board could authorize the issuance of shares of the new series of preferred stock in order to defeat a proposal for the acquisition of our company which a majority of the holders of our common stock otherwise favor.

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

As of March 29, 2011, our executive officers, directors and their family members and associates collectively could vote 7,706,733 shares, or 23.2%, of the 33,164,453 shares of the outstanding voting shares. Accordingly, and, because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of the directors of Saker. The management of our company is controlled by our board of directors, currently comprised of three independent directors, a director who is a managing partner of a law firm which provides legal services to us, and one executive officer/director.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of March 29, 2011, we lease office space at the following locations:

Location	Purpose	Space	Annual Rental	Expiration

101 Hangar Road Avoca, Pennsylvania	Pennsylvania FBO location	24,000 square feet	$75,000	August 21, 2013

2117 S. Air Service Road Garden City, Kansas	Kansas FBO location	17,640 square feet	$12,420	December 31, 2030

We believe that our space is adequate and suitable for our immediate needs.  Additional hangar space may be required for our operations in the future.  No definitive plans to lease any additional space have been developed at the time of this report.  Should additional hangar space be required, there can be no assurance that such space will be available or available on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be a party to one or more claims or disputes which may result in litigation. We do not, however, presently expect that any such matters will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol SKAS.OB. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) equity securities.  Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market.  OTC quotations reflect intra-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sale prices for the common stock as reported on the OTCBB for the past two most recent fiscal years.

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2009	$0.120	$0.035

June 30, 2009	$0.055	$0.035

September 30, 2009	$0.035	$0.010

December 31, 2009	$0.120	$0.015

March 31, 2010	$0.030	$0.012

June 30, 2010	$0.080	$0.010

September 30, 2010	$0.067	$0.014

December 31, 2010	$0.085	$0.021

Holders

As of March 29, 2011, there were approximately 620 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks, and other fiduciaries.

Dividends

Since our inception we have never declared or paid any cash dividends on our common stock.  We intend to retain future earnings to finance the growth and development of our business and future operations. Therefore, we do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future.

Repurchases

We did not repurchase shares of our common stock during the years ended December 31, 2010 and 2009.

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

If we are able to grow our business as planned, we anticipate that our larger size would provide us with greater buying power from suppliers, and therefore provide us with lower costs.  Lower costs would allow for a more aggressive pricing policy against some competition. More importantly, we believe that the higher level of customer service offered in our facilities will allow us to draw additional aircraft to our facilities and thus allow us to compete successfully against other FBOs of any size.

Summary Financial Information

The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this report.

Consolidated Statement of Operations Data:	Year Ended December 31, 2010	Year Ended December 31, 2009
(in thousands, except for share and per share data)
Revenue – continuing operations	$12,080	$8,700
Income (loss) – continuing operations before income tax benefit	$817	$(332)
Net income (loss) – discontinued operations	$—	$(78)
Net income (loss)	$1,473	$(411)
Net income (loss) per share – basic – continued operations	$0.04	$(0.01)
Net income (loss) per share – basic – discontinued operations	$—	$(0.00)
Net income (loss) per share – basic	$0.04	$(0.01)
Net income (loss) per share – diluted – continued operations	$0.04	$(0.01)
Net income (loss) per share – diluted – discontinued operations	$—	$(0.00)
Net income (loss) per share – diluted	$0.04	$(0.01)
Weighted average number of shares – basic	33,164,453	34,314,400
Weighted average number of shares – diluted	33,596,453	34,314,400

Balance Sheet Data: (in thousands)	December 31, 2010	December 31, 2009
Working capital (deficit)	$1,012	$(573)
Total assets	$9,446	$6,547
Total liabilities	$3,945	$3,461
Stockholders’ equity	$5,501	$3,086
Total liabilities and Stockholders’ equity	$9,446	$6,547

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Results of Operations gives effect only to our continuing operations.

Comparison of the Years Ended December 31, 2010 and December 31, 2009.

REVENUE

Revenue increased by 38.7 percent to approximately $12,080,000 for the year ended December 31, 2010 as compared with corresponding prior-year period revenue of approximately $8,700,000.

For the year ended December 31, 2010, revenue associated with the operation of the Downtown Manhattan Heliport (“Heliport”) increased by 81.4 percent to approximately $6,700,000.  Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 14.9 percent to approximately $4,821,000 as compared to the same period in the prior year.  Revenue associated with maintenance activities decreased by 31.8 percent to approximately $493,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 32.5 percent to approximately $65,000 in the year ended December 31, 2010 as compared to the same period in the prior year.

The increase in revenue associated with the Heliport was in large part related to an increase in helicopter landings and passenger counts in the year ended December 31, 2010 as compared to the same period in the prior year.  It was also impacted by the introduction of fuel sales, which were initiated in September 2010 and, consequently, represent revenue in the year ended December 31, 2010 that has no comparison in the same period in 2009.

The increases in revenue associated with the sale of jet fuel, aviation gasoline and related items was related to a combination of a slightly higher volume along with higher average fuel prices as compared with the prior year.  We generally price our fuel products on a fixed dollar margin basis.  As the cost of fuel increases, the corresponding customer price increases as well.  If volume is constant, this methodology yields higher revenue but at comparable gross margins.

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

GROSS PROFIT

Total gross profit increased 68.2 percent to approximately $6,440,000 in the year ended December 31, 2010 as compared with the year ended December 31, 2009.  Gross profit as a percent of revenue increased to 53.3 percent in the year ended December 31, 2010 as compared to 44.0 percent in the same period in the prior year.  The impact of the Heliport operation was a major factor in the increase in gross profit, contributing approximately $5,040,000 in 2010 as compared to approximately $2,486,000 in 2009.  In the absence of the Heliport, gross profit in the year ended December 31, 2010 would have been 26.1 as a percent of revenue as compared to 26.8 in the same period in prior year.  The decrease in gross profit on this adjusted percent of revenue basis is attributable to generally higher average fuel cost as described above.

OPERATING EXPENSE

Selling, General and Administrative – Operations

Selling, general and administrative (“SG&A”) expenses associated with our operations were approximately $5,126,000 in the year ended December 31, 2010, an increase of approximately $1,700,000 or 49.7 percent as compared to the year ended December 31, 2009.  Without the introduction of the Heliport, SG&A associated with our operations would have increased by approximately $210,000 or 16.5 percent.

SG&A associated with our operations, as a percentage of revenue, was 42.4 percent for the year ended December 31, 2010 as compared with 39.3 percent in the corresponding prior year period.  Once again, the introduction of the Heliport was a major factor.  In the absence of the Heliport, SG&A associated with our operations, as a percent of revenue, would have been 27.6 percent of revenue; a more meaningful comparison to the 25.4 percent in the year ended December 31, 2009.

Selling, General and Administrative – Corporate

Corporate expense was approximately $218,000 in the year ended December 31, 2010, representing a decrease of approximately $575,000 as compared to the year ended December 31, 2010.   The decreases were largely driven by a combination of lower stock-based compensation expenses (approximately $250,000), legal fees (approximately $200,000), and lower audit and accounting-related expenses (approximately $90,000) in the year ended December 31, 2010 as compared to the same period in 2009.

OPERATING INCOME

Operating income for the year ended December 31, 2010 was approximately $1,100,000 as compared to an operating loss of approximately $388,000 in the year ended December 31, 2009.  Improvements on a year-over-year basis were driven by a combination of higher levels of revenue leading to increased gross profit combined with significantly lower levels of corporate expenses, all of which are described above.

Interest Income/Expense

Interest income for the year ended December 31, 2010 was $40,632, as compared to $14,292 in year ended December 31, 2009 with the increase largely attributable to interest booked in connection with notes receivable.  Interest expense for the year ended December 31, 2010 was $172,961, as compared to $135,510 in the same period in 2009 with the increase largely attributable to interest payments on notes payable.

Net Income Per Share

Net income from continuing operations for the year ended December 31, 2010 was approximately $1,473,000 as compared to a net loss of approximately $333,000 for the year ended December 31, 2009.

Basic and diluted net income per share for the year ended December 31, 2010 was $0.04.  Basic and diluted net loss per share for the year ended December 31, 2009 was $0.01.

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $1,541,992 and had a working capital surplus of $1,012,174. We generated revenue of approximately $12,080,000 and net income of approximately $1,473,000 for the year ended December 31, 2010.

We have a revolving line of credit agreement (the “Credit Facility”) dated March 3, 2009 and made jointly and severally by us and Airborne, Inc., a former subsidiary we divested in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”).  The Credit Facility requires interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of December 31, 2010) and is payable upon demand by Birch Hill.   Birch Hill retains a first lien against all of our assets and the assets of Airborne.  We and Airborne are joint and several guarantors of borrowings under the Credit Facility.  In the event of a sale of Airborne, Birch Hill is entitled to receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

On May 7, 2010, the Birch Hill Credit Facility was modified such that the maximum line of credit was reduced to $500,000, which is fully extended at December 31, 2010, and the remaining $500,000 was reclassified into a note with a 36-month amortization with a 24-month balloon payment of outstanding principal and interest at 7% per year.

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

We are party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”).  Under this agreement, we must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10, which expires on October 31, 2018.  During the year ended December 31, 2010, we incurred with the City of New York $1,317,488 in concession fees, which exceeded the minimum annual guarantee payment, and is included in the cost of revenue.  We also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. During the year ended December 31, 2010, we made approximately $928,000 in capital improvements at the Heliport pursuant to the concession agreement. We believe that cash flow from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and to fund the capital improvements as required under the agreement.

We believe that we have sufficient liquidity to sustain our existing business for at least the next twelve months.

During the year ended December 31, 2010, we had a net increase in cash of $967,145. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2010, net cash provided by operating activities was $2,128,561. This amount included an increase in operating cash related to net income of $1,472,925 and additions for the following items: (i) management fees recorded through additional paid in capital, $922,946; (ii) depreciation and amortization, $189,102; (iii) stock-based compensation expense, $18,773; (iv) inventories, $69,994; (v) deposits, $97,489; (vi) accounts payable, $11,915; (vii) customer deposits, $73,077; and (viii) accrued expenses, $664,990.  The increase in cash provided by operating activities in 2010 was offset by the following decreases: (i) accounts receivable, $550,333; (ii) deferred income taxes, $656,000; and (iii) prepaid expenses, $186,317.  For the year ended December 31, 2009, net cash used in operating activities was $588,237. This amount included a decrease in operating cash related to a net loss of $411,042 and additions for the following items: (i) depreciation and amortization, $147,506; (ii) stock-based compensation expense, $268,435; (iii) accrued expenses, $482,051; and (iv) customer deposits, $154,270.  The increase in cash used in operating activities in 2009 was offset by the following decreases: (i) accounts payable, $487,772; (ii) deposits, $110,881; (iii) prepaid expenses, $67,610; (iv) inventories, $47,381; (v) accounts receivable, $28,322; (vi) gain from disposal of subsidiary, $469,262; and (vii) gain on sale of property and equipment, $18,229.

Cash from Investing Activities

For the year ended December 31, 2010, net cash used in investing activities was $895,152 and was attributable to the purchase of property and equipment ($1,018,820) offset by proceeds from notes receivable, $123,668.  For the year ended December 31, 2009, net cash used in investing activities was $1,377,405 and was attributable to the purchase of property and equipment ($472,347), issuance of notes receivable ($711,032), and net cash of divested subsidiary ($229,188), offset by proceeds from the sale of property and equipment, $35,162.

Cash from Financing Activities

For the year ended December 31, 2010, net cash used in financing activities was $266,264, consisting of proceeds from notes payable of $102,584 offset by repayment of notes payable of ($368,848).  For the year ended December 31, 2009, net cash provided by financing activities was $1,067,954, consisting of proceeds from notes payable $961,904, plus proceeds from the sale of minority interest in subsidiary $212,961, offset by repayment of notes payable $106,911.

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

Critical AccountingEstimates

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable
            We extend credit to large and mid-size companies for products and services. We have concentrations of credit risk in that 77.7% of the balance of accounts receivable at December 31, 2010 is made up of only four customers. At December 31, 2010, accounts receivable in our continuing operations from our four largest accounts amounted to approximately $355,000 (26.1%), $300,000 (22.1%), $220,000 (16.1%), and $182,000 (13.4%), respectively. We have in place a security deposit in connection with each of these four receivables.  Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

Goodwill and Intangible Assets
            Goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill and intangible assets in connection with our acquisitions amounting to $2,468,284 related to continuing operations. We have determined that there was no impairment of goodwill and intangible assets for continuing operations at December 31, 2010 and 2009.

Income Taxes
We account for income taxes under “Accounting for Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2007.

We recorded a deferred income tax benefit because we believe that, as compared to the year ended December 31, 2009, a continuation or increase in taxable income is more likely than not.  The current and anticipated operating results is in contrast to prior years in which general economic conditions and losses associated with discontinued operations negatively impacted results.  We believe the accounting for deferred tax assets is consistent with the disclosures regarding current and expected future operating results.

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

Recent Accounting Pronouncements

During 2009, the FASB launched the FASB ASC as the single source of authoritative nongovernmental GAAP.  The ASC was effective for interim and annual periods ending September 15, 2009.  The ASC does not change GAAP.  Instead, it takes all individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Changes to the ASC subsequent to September 30, 2009, are referred to as Accounting Standards Updates (“ASUs”).

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	16

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2010 and 2009	17

Consolidated Statements of Operations For the Years Ended December 31, 2010 and 2009	18

Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2010 and 2009	19

Consolidated Statements of Cash Flows For the Years Ended December 31, 2010 and 2009	20

Notes to Consolidated Financial Statements	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Saker Aviation Services, Inc.

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saker Aviation Services, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kronick Kalada Berdy & Co.

Kingston, PA
March 28, 2011

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$1,541,992	$574,847
Accounts receivable	1,360,203	809,870
Inventories	207,947	277,941
Note receivable – current portion, less discount	94,263	110,289
Prepaid expenses and other current assets	352,473	166,156
Deferred income taxes	294,000	—
Total current assets	3,850,878	1,939,103

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $668,260 and $518,751 respectively	1,918,104	1,088,386

OTHER ASSETS
Deposits	444,472	541,961
Note receivable, less current portion and discount	401,789	509,431
Intangible assets – trade names	100,000	100,000
Goodwill	2,368,284	2,368,284
Deferred income taxes	362,000	—
Total other assets	3,676,545	3,519,676
TOTAL ASSETS	$9,445,527	$6,547,165

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$443,814	$431,899
Customer deposits	240,415	167,338
Line of credit	500,000	1,000,000
Accrued expenses	1,406,475	741,485
Notes payable – current portion	248,000	170,922
Total current liabilities	2,838,704	2,511,644

LONG-TERM LIABILITIES
Notes payable - less current portion	1,106,475	949,817
Total liabilities	3,945,179	3,461,461

STOCKHOLDERS’ EQUITY
Controlling interest
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 33,164,453 shares issued and outstanding as of December 31, 2010 and 2009;	33,164	33,164
Additional paid-in capital	19,651,434	19,632,661
Accumulated deficit	(16,070,005)	(17,542,930)
Total controlling interest	3,614,593	2,122,895
Non-controlling interest	1,885,755	962,809
TOTAL STOCKHOLDERS’ EQUITY	5,500,348	3,085,704
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,445,527	$6,547,165

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009

REVENUE	$12,080,159	$8,707,392
COST OF REVENUE	5,639,239	4,878,413
GROSS PROFIT	6,440,920	3,828,979

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,344,562	4,217,193

OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS	1,096,358	(388,214)

OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	(147,104)	176,596
INTEREST INCOME	40,632	14,292
INTEREST EXPENSE	(172,961)	(135,510)

TOTAL OTHER INCOME (EXPENSE)	(279,433)	55,378

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	816,925	(332,836)

DISCONTINUED OPERATIONS:
NET LOSS FROM DISCONTINUED OPERATIONS	—	(547,468)
GAIN FROM DISPOSAL OF SUBSIDIARY	—	469,262

NET LOSS FROM DISCONTINUED OPERATIONS	—	(78,206)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	816,925	(411,042)

Income tax benefit:
Current	—	—
Deferred	656,000	—
Total income tax benefit	656,000	—

NET INCOME (LOSS)	$1,472,925	$(411,042)

Basic Net income (loss) per Common Share
Continuing operations	$0.04	$(0.01)
Discontinued operations	—	(0.00)
Total Basic Net Income (Loss) Per Common Share	$0.04	$(0.01)

Diluted Net income (loss) per Common Share
Continuing operations	$0.04	$(0.01)
Discontinued operations	—	(0.00)
Total Diluted Net Income (Loss) Per Common Share	$0.04	$(0.01)

Weighted Average Number of Common Shares – Basic	33,164,453	34,314,400
Weighted Average Number of Common Shares – Diluted	33,596,453	34,314,400

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2010 and 2009

			Additional			Total
	Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

BALANCE – January 1, 2009	37,182,987	$37,183	$19,599,504	$(17,131,888)	$749,848	$3,254,647

Amortization of stock based compensation	—	—	268,435	—	—	268,435

Return of stock via divestiture	(3,418,534)	(3,419)	(235,278)	—	—	(238,697)

Return of stock via settlement	(600,000)	(600)	—	—	—	(600)

Increase in non-controlling interest	—	—	—	—	212,961	212,961

Net loss	—	—	—	(411,042)	—	(411,042)

BALANCE – December 31, 2009	33,164,453	33,164	19,632,661	(17,542,930)	962,809	3,085,704

Amortization of stock based compensation	—	—	18,773	—	—	18,773

Increase in non-controlling interest	—	—	—	—	922,946	922,946

Net income	—	—	—	1,472,925	—	1,472,925

BALANCE – December 31, 2010	33,164,453	$33,164	$19,651,434	$(16,070,005)	$1,885,755	$5,500,348

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,472,925	$(411,042)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	189,102	147,506
Management fee recorded through additional paid in capital	922,946	—
Gain on sale of property and equipment	—	(18,229)
Gain from disposal of subsidiary	—	(469,262)
Stock based compensation	18,773	268,435
Changes in operating assets and liabilities:
Accounts receivable	(550,333)	(28,322)
Inventories	69,994	(47,381)
Prepaid expenses and other current assets	(186,317)	(67,610)
Deposits	97,489	(110,881)
Deferred income taxes	(656,000)	—
Accounts payable	11,915	(487,772)
Customer deposits	73,077	154,270
Accrued expenses	664,990	482,051
TOTAL ADJUSTMENTS	656,636	(177,195)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,128,561	(588,237)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	35,162
Issuance of note receivable	—	(711,032)
Payment of note receivable	123,668	—
Net cash of sold subsidiary	—	(229,188)
Purchase of property and equipment	(1,018,820)	(472,347)
NET CASH USED IN INVESTING ACTIVITIES	(895,152)	(1,377,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(368,848)	(106,911)
Increase in non-controlling interest in subsidiary	—	212,961
Proceeds from notes payable	102,584	961,904
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(266,264)	1,067,954

NET CHANGE IN CASH	967,145	(897,688)

CASH – Beginning	574,847	1,472,535
CASH – Ending	$1,541,992	$574,847

NONCASH FINANCING ACTIVITIES
Redemption of common stock of the Company in exchange for common stock of Airborne, Inc.	$—	$238,697
Line of credit restructuring resulting in notes payable increase	$500,000	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$172,961	$135,510

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - Nature of Operations

Saker Aviation Services, Inc. (“Saker”), through its subsidiaries (collectively the “Company”), operates in the fixed base operation (“FBO”) segment of the general aviation industry, in which it serves as the operator of a heliport and provides consulting services for a non-owned FBO facility.  FBOs provide ground-based services such as fueling and hangaring for general aviation, commercial, and military aircraft; aircraft maintenance, and other miscellaneous services.

FBO Air Wilkes-Barre, Inc. d/b/a Saker Aviation Services (“FBOWB”), a wholly-owned subsidiary, provides FBO services in Avoca, Pennsylvania.  FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”), a wholly-owned subsidiary provides FBO services in Garden City, Kansas.  FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), a majority-owned subsidiary, operates the Downtown Manhattan Heliport via a concession agreement executed by the Company with the City of New York.

NOTE 2 – Management’s Liquidity Plans

As of December 31, 2010, the Company had cash of $1,541,992 and had a working capital surplus of $1,012,174. The Company generated revenue of approximately $12,080,000 and net income of approximately $1,473,000 for the year ended December 31, 2010.

The Company has a revolving line of credit agreement (the “Credit Facility”) dated March 3, 2009 and made jointly and severally by the Company and Airborne, Inc., a former subsidiary that was divested in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”).  The Credit Facility requires interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of December 31, 2010) and is payable upon demand by Birch Hill.   Birch Hill retains a first lien against all of the Company’s assets and the assets of Airborne.  The Company and Airborne are joint and several guarantors of borrowings under the Credit Facility and the $500,000 (remaining balance of $397,756) of the facility transferred to notes payable.  In the event of a sale of Airborne, Birch Hill is entitled to receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility and remaining balance of the transfer to notes payable.

On May 7, 2010, the Birch Hill Credit Facility was modified such that the maximum line of credit was reduced to $500,000, which is fully extended at December 31, 2010, and the remaining $500,000 was reclassified into a note with a 36-month amortization with a 24-month balloon payment of outstanding principal and interest at 7% per year.

The Company is also party to a Loan Agreement with EuroAmerican Investment Corp. (“EuroAmerican”), pursuant to which EuroAmerican agreed to loan the Company an aggregate of up to $750,000. The EuroAmerican loan is evidenced by a Promissory Note delivered by the Company to EuroAmerican. The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  On May 7, 2010, the maturity date of the EuroAmerican Promissory Note was extended from February 27, 2011 to March 1, 2012.

The Company is party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”).  Under this agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement, which expires on October 31, 2018.  During the year ended December 31, 2010, the Company incurred with the City of New York $1,317,488 in concession fees, which exceeded the minimum annual guarantee payment, and is included in the cost of revenue.  The Company also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. During the years ended December 31, 2010 and 2009, respectively, the Company made approximately $928,000 and $260,000 in capital improvements at the Heliport pursuant to the concession agreement. The Company believes that cash flow from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and to fund the capital improvements as required under the agreement.

The Company believes that it has sufficient liquidity to sustain our existing business for at least the next twelve months.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Saker Aviation Services, Inc., its wholly-owned subsidiaries, FBOWB, and FBOGC, its majority-owned subsidiary, FFH, and Airborne through March 2, 2009.  All significant inter-company accounts and transactions have been eliminated in consolidation.  The non-controlling interest represents one percent of FFH.  The amount of income attributed to this non-controlling interest in 2010 and 2009 was not significant.

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

Cash
The Company maintains its cash with various financial institutions.  As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions.

Accounts Receivable and Revenue Concentration
The Company extends credit to companies for products and services. The Company has concentrations of credit risk in that 77.7% of the balance of accounts receivable at December 31, 2010 is made up of only four customers.  At December 31, 2010, accounts receivable from the Company’s four largest accounts amounted to approximately $355,000 (26.1%), $300,000 (22.1%), $220,000 (16.1%), and $182,000 (13.4%), respectively.  In addition, two customers represented $2,946,000 (32.7%) of revenue in 2010.  The Company has in place a security deposit in connection with each of these four receivables but its receivables are otherwise not collateralized.  Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers.  As of December 31, 2010 and 2009, the Company has recorded an allowance for doubtful accounts of $0.

Inventories
Inventories consist primarily of maintenance parts and aviation fuel and are stated at the lower of cost or market determined by the first-in, first out method.

Property and Equipment
Property and equipment is stated at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives as set forth in footnote 5. Amortization of leasehold improvements is provided using the straight-line method over the shorter of its estimated useful life or lease term including renewal option periods expected to be exercised. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

Goodwill and Intangible Assets
Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company performed an analysis of its goodwill and intangible assets at December 31, 2010 and 2009 and determined that no impairment charge was necessary.

Revenue Recognition
Revenue for the sales of products is recognized at the time products are delivered to customers. Revenue for services is recognized at the time the services are performed and provided to customers. The sources of revenue are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable and collectability is probable.

Other Income (Expense)
The components of other income (expense) in 2010 was primarily attributable to non-income taxes and 2009 was primarily attributable to the gain on the sale of New World Jet Corporation.  In addition, the accretion of the discount on the note receivable is recorded in interest income.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Reclassifications
Certain reclassifications were made to prior year amounts to conform to the current year presentation.  None of the reclassifications affected our net income or loss in any period.

Customer Deposits
Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services.

Advertising
The Company expenses all advertising costs as incurred.  Advertising expense for the years ended December 31, 2010 and 2009 was approximately $12,800 and $9,300, respectively.

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

Although the Company has federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2007.

Fair Value of Financial Instruments
The reported amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to their short maturities. The carrying amounts of debt approximate fair value because the debt agreements provide for interest rates that approximate market.  The carrying value of the Note Receivable approximates fair value because it was discounted at a current market rate (See Note 2 for additional information).

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Year Ended December 31,
	2010(1)	2009(2)
Weighted average common shares outstanding, basic	33,164,453	34,314,400
Common shares upon exercise of options	432,000	—
Common shares upon exercise of warrants	—	—
Weighted average common shares outstanding, diluted	33,596,453	34,314,400

(1)  Common shares of 8,350,000 underlying outstanding stock options and warrants for the year ended December 31, 2010 were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

(2)  Common shares of 14,667,121 underlying outstanding stock options and warrants for the year ended December 31, 2009, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock Based Compensation
Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  For the years ended December 31, 2010 and 2009, the Company incurred stock based compensation of $18,773 and $268,435, respectively.  Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations.  As of December 31, 2010, the unamortized fair value of the options totaled $17,250 and the weighted average remaining amortization period of the options approximated 4.75 years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2010 and 2009 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2010	2009
Dividend yield	0%	0%
Expected volatility	626%	491%
Risk-free interest rate	1.43%	2.09%
Expected lives	5.0 years	5.0 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2010 and 2009, was $0.03 and $0.09, respectively.

Recently Issued Accounting Pronouncements
During 2009, the Financial Accounting Standards Board (“FASB”) launched the FASB ASC as the single source of authoritative nongovernmental GAAP.  The ASC was effective for interim and annual periods ending after September 15, 2009.  The ASC does not change GAAP.  Instead, it takes all individual pronouncements that currently comprise GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure.  Changes to the ASC subsequent to September 30, 2009, are referred to as Accounting Standards Updates (“ASU”).

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

NOTE 4 – Inventories

Inventory consists primarily of maintenance parts and aviation fuel, which the Company dispenses to its customers.  The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	December 31,
	2010	2009
Parts inventory	$105,675	$95,793
Fuel inventory	90,969	172,049
Other inventory	11,303	10,099
Total inventory	$207,947	$277,941

Included in fuel inventory are amounts held for third parties of $40,183 and $84,685 as of December 31, 2010 and 2009, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2010	2009	Useful Life
Aircraft	$254,784	$254,784	7 – 12 years
Vehicles	232,061	251,897	5 – 10 years
Office furniture and equipment	130,801	109,821	3 – 7 years
Tools and shop equipment	329,561	319,452	3 – 10 years
Leasehold improvements	1,439,157	471,183	10 – 20 years
Building/fuel farm	200,000	200,000	7 – 17 years
Total	2,586,365	1,607,137
Less: accumulated depreciation and amortization	(668,260)	(518,751)
Property and equipment, net	$1,918,104	$1,088,386

Depreciation and amortization expense from continuing operations for the years ended December 31, 2010 and 2009 was approximately $189,000 and $148,000, respectively.

NOTE 6 – Goodwill and Intangible Assets

As of December 31, 2010, intangible assets not subject to amortization consist exclusively of trade names related to the acquisition of Tech Aviation Services, Inc. in Wilkes-Barre, Pennsylvania.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 7 – Notes Payable and Line of Credit

Notes payable consist of:

	December 31,
	2010	2009
EuroAmerican Promissory Note – secured by the assets of the Company, 12% interest only, matures March 2012	$750,000	$750,000
Birch Hill Capital Promissory Note – secured by the assets of the Company, 7% interest, matures May 2012	397,756	—
Avfuel Promissory Note – secured by a fuel farm of FBOGC, interest at prime plus 350 basis points (6.75% at December 31, 2010), matures December 2015	161,291	200,000
Sellers – Tech, secured by assets of Tech and guaranteed by Saker, 5% interest, matures March 2011	23,494	114,596
Other	21,934	56,143
Subtotal	1,354,475	1,120,739
Less: current portion	(248,000)	(170,922)
Total – long term	$1,106,475	$949,817

Aggregate annual maturities of debt are as follows:

For the years ended December 31,	Total
2011	$248,000
2012	1,025,000
2013	40,000
2014	40,000
2015	1,475
TOTAL	$1,354,475

The Birch Hill and EuroAmerican Promissory Notes and Birch Hill line of credit are discussed in Note 2.

NOTE 8 – Income Taxes

As of December 31, 2010 and 2009, the Company had federal net operating loss carryforwards of approximately $1,950,000 and $2,371,000, respectively.  In order to fully realize the related deferred tax assets, the Company will need to generate future taxable income.  Net operating loss carryforwards of $484,000, $506,000, $83,000, $705,000 and $172,000 expire in 2025, 2026, 2027, 2028 and 2029, respectively.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

The Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
	2010	2009
Deferred tax assets:
Operating loss carryforwards	$760,000	$936,000
Stock based compensation	123,000	750,000
Deferred start up costs	68,000	64,000
Accrued expenses	19,000	19,000
Total deferred tax assets	970,000	1,769,000

Deferred tax liabilities:
Goodwill	(13,000)	(42,000)
Property and equipment	(186,000)	(92,000)
Total deferred tax liabilities	(199,000)	(134,000)

Deferred tax assets – net of deferred tax liabilities	771,000	1,635,000

Valuation Allowance	(115,000)	(1,635,000)

Deferred tax assets – net of valuation allowance	$656,000	$—

Change in valuation allowance	$1,520,000	$1,839,000

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2010	2009
Tax expense (benefit) at statutory rate	(34.0)%	(34.0)%
State and local income taxes, net of federal	(5.0)%	(5.0)%
Property and equipment	13.0%	—%
Operating loss carry forward	26.0%	—%
Non-deductible expenses	—%	10.0%
Change in valuation allowance	(80.3)%	29.0%
Effective income tax (benefit) rate	(80.3)%	0%

NOTE 9 – Stockholders’ Equity

Stock Options
During December 2005, the Board of Directors approved the Stock Option Plan of 2005 (the “Plan”) and, during December 2006, the stockholders of Saker approved the Plan at the Company’s Annual Meeting of Stockholders.  The Plan is administered by the Company’s compensation committee and provides for 7,500,000 shares of the common stock to be reserved for issuance under the Plan.  Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan.  The Plan provides for the awards of incentive and non-statutory stock options.  The committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years.  The exercise price is to be equal to at least 100% of the fair market value of a share of the Common Stock, as determined by the compensation committee, on the grant date.  As of December 31, 2010 and 2009, there were 5,975,000 and 6,575,000 shares, respectively, available for grant as options under the Plan.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2009	3,285,000	$0.50
Granted	375,000	0.09
Exercised	—	—
Forfeited	(2,410,000)	0.35
Balance, January 1, 2010	1,250,000	0.64
Granted	600,000	0.03
Exercised	—	—
Forfeited	(325,000)	1.38
Balance, December 31, 2010	1,525,000	$0.22

On December 1, 2010, the Company granted a stock option under the Plan to each of the four non-employee directors to purchase 25,000 shares of common stock at $0.04 per share, the closing price of the Company’s common stock on December 1, 2010.  Each option vests on December 1, 2011 and expires on December 1, 2015.  These options are collectively valued at $4,000 and are being amortized over the vesting period.

On October 21, 2010, under the terms of an employment agreement, the Company granted an officer a stock option under the Plan to purchase 500,000 shares of common stock at $0.03 per share, the closing price of the Company’s common stock on October 20, 2010.  This option vests on October 20, 2015 and expires on October 20, 2020.  This option is valued at $15,000 and is being amortized over the vesting period.

On December 1, 2010, options collectively representing 75,000 shares expired.

On March 31, 2010, an option for 250,000 shares expired.

On December 1, 2009, the Company granted a stock option under the Plan to each of the four non-employee directors to purchase 25,000 shares of common stock at $0.12 per share, the closing price of the Company’s common stock on December 1, 2009.  Each option vested on December 1, 2010 and expires on December 1, 2014.  These options were collectively valued at $12,000 and were amortized over the vesting period.

On June 18, 2009, the Company granted a stock option under the Plan to an employee to purchase 25,000 shares of common stock at $0.035 per share, the closing price of the Company’s common stock on June 17, 2009.  The option vested on June 18, 2010 and expires on June 18, 2014.  This option was valued at $875 and was amortized over the vesting period.

On January 19, 2009, under the terms of an employment agreement, the Company granted an employee a stock option under the Plan to purchase 250,000 shares of common stock at $0.08 per share, the closing price of the Company’s common stock on January 16, 2009.  This option vested on January 19, 2010 and expires on January 18, 2015.  This option was valued at $20,000 and was amortized over the two-year term of the employment agreement.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

On June 2, 2009, options for two former directors expired.  In total, 150,000 shares underlying those options were forfeited as of that date.

On June 2, 2009, options for three former employees expired.  In total, 775,000 shares underlying those options were forfeited as of that date.

A summary of the Company’s stock options outstanding and exercisable at December 31, 2010 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.030	500,000	9.81	—	$27,500
$0.035	25,000	3.47	25,000	$1.250
$0.040	100,000	4.92	—	$4,500
$0.080	100,000	2.92	100,000	$500
$0.120	100,000	3.92	100,000	$—
$0.360	200,000	1.61	200,000	$—
$0.390	250,000	1.25	250,000	$—
$0.500	250,000	0.25	250,000	$—
TOTALS	1,525,000		950,000	$33,750

Warrants
Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2009	13,117,121	$0.74
Granted	2,900,000	0.05
Exercised	—	—
Forfeited	(2,600,000)	0.62
Balance, January 1, 2010	13,417,121	$0.71
Granted	—	—
Exercised	—	—
Forfeited	(6,092,121)	0.60
Balance, December 31, 2010	7,325,000	$0.62

On March 31, 2010, warrants collectively representing 4,892,121 shares expired.

On August 31, 2010, warrants collectively representing 1,200,000 shares expired.

On December 29, 2009, the Company issued a warrant to purchase up to 2,900,000 shares of the Company’s common stock at an exercise price of 0.05 per share.  The warrants were issued in connection with a financing event.

On March 2, 2009, a warrant for a former officer of the Company was forfeited in connection with the divestiture discussed in Note 2.  In total 600,000 shares underlying this warrant were forfeited as of that date.

On December 28, 2009, under the terms of a settlement agreement, a warrant to purchase up to 2,000,000 shares of the Company’s common stock was forfeited.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

A summary of the Company’s warrants outstanding and exercisable at December 31, 2010 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of warrants (in years)	Exercisable	Intrinsic Value
$0.05	2,900,000	4.00	2,900,000	$101,500
$1.00	4,425,000	0.67	4,425,000	$—

TOTALS	7,325,000		7,325,000	$101,500

Restricted Stock
On December 28, 2009, under the terms of a settlement agreement, 600,000 shares of restricted stock were forfeited.

Preferred Stock
As of December 31, 2010 and 2009, the Company has 9,999,154 shares of preferred stock authorized and none issued and outstanding.  The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine.

NOTE 10 – Employee Benefit Plan

The Company maintains a 401K Plan (the “401K Plan”), which covers all employees of the Company. The 401K Plan contains an option for the Company to match each participant's contribution. Any Company contribution vests over a five-year period on a twenty percent per year basis.  In June 2009, the Company suspended its match of participant contributions to the 401K Plan.  In July 2010, the Company reinstated its match of participant contributions at a rate of 25% of the first 3% of participant deferrals.  Company contributions to the 401K Plan totaled approximately $5,000 and $16,000 for the years ended December 31, 2010 and 2009, respectively.

NOTE 11 – Commitments and Contingencies

Operating Leases under Continuing Operations
The Company leases a facility under the terms of a Fixed Base Operator’s Lease and Operating Agreement with the Wilkes-Barre/Scranton International Airport. The agreement has a term of ten years, expiring August 21, 2013, with two five-year renewal periods. The agreement requires payment of monthly rents of $6,250 plus additional payments based on certain of the Company’s revenues. These include per-gallon fees for certain fuel sales and commissions on landing, parking, tie-down and other types of fees charged by the Company to its aviation customers.

The Company leases facilities from the City of Garden City, Kansas, which provides for: (a) a 21-year lease term expiring December 31, 2030, with one five-year renewal period; (b) a base rent of $1,035 and $2,187 per month for the first three years and years four through 21 of the lease, respectively. In addition a fuel flowage fee of $.05 and $0.06 per gallon of fuel received by the Company in year one and years two through twenty one, respectively, will be due monthly. The fuel flowage fee is to be reviewed annually by the Garden City Regional Airport, the City of Garden City, and the Company.

Fixed rent expense from continuing operations aggregated approximately $87,420 and $93,600 for the years ended December 31, 2010 and 2009, respectively.  Flowage fees on fuel gallons purchased aggregated approximately $69,000 and $72,000 for the years ended December 31, 2010 and 2009, respectively.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

Future minimum rental payments under the Company’s operating leases are as follows:

For the year ended
December 31,	Total
2011	$87,420
2012	87,420
2013	76,244
2014	26,244
2015	26,244
Thereafter	393,660
TOTAL	$697,232

Employment Agreements
On October 21, 2010, the Company entered into a new employment agreement with its principal executive officer, which is described in greater detail in Part III, Item 11 of this Annual Report on Form 10-K.

As of December 31, 2010, future severance commitments under the Company’s employment agreements aggregate approximately $200,000.

NOTE 12 – Related Parties

The firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, a member of the Company’s Board of Directors, is a managing partner of the firm. During the years ended December 31, 2010 and 2009, the Company incurred fees of approximately $85,500 and $195,000, respectively, for these legal services.  At December 31, 2010 and 2009, the Company recorded in accounts payable an obligation for legal fees to such firm of approximately $4,000 and $14,250, respectively, related to legal services provided by such firm.  In addition, Mr. Wachtel is a managing member of Birch Hill Capital, LLC and EuroAmerican Investment Corp.

Effective November 2008, the Company executed a management agreement with a company who has a non-controlling interest in a subsidiary of the Company.  The owners of this company include the children of a member of the Company’s Board of Directors.  The agreement requires a management fee of 10% of gross receipts of the subsidiary and a “success fee” of 50% of pre-tax profits; as such term is defined in the management agreement.  The non-controlling interest is one percent of the subsidiary of the Company and there is no existing arrangement as to additional interests to be purchased in the future.  Total fees in 2010 and 2009 aggregated approximately $2,008,000 and $1,553,000, respectively, of which $1,115,000 and $532,000 is included in accrued expenses at December 31, 2010 and 2009, respectively.  As part of the fee arrangement, certain capital expenditures for the subsidiary are to be funded by the non-controlling interest, per the operating agreement between the parties.  The Company funded certain capital improvements aggregating $922,946 in 2010 on behalf of the non-controlling interest.  Pursuant to the Agreement, the $922,946 funded by the Company was deducted from amounts due to the non-controlling interest and recorded as additional paid in capital.

NOTE 13 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 14 – Subsequent Events

On January 11, 2011, the Company acquired 124,031 of its common shares at $0.09 per share in connection with the transition of the Company’s 401K Plan to a new provider.  Such shares were contributed to the Company’s capital.  The Company has evaluated subsequent events which have occurred after December 31, 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our President, Chief Executive Officer and principal financial officer (the same executive is both our principal executive officer and principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon, and as of the date of that evaluation, our President, Chief Executive Officer and principal financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our President, Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change to our internal control over financial reporting during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has materially affected, or that is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Moreover, over time controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in the design of an internal control system, misstatements due to error or fraud may occur and not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

During the year ended December 31, 2010, we hired an experienced controller with appropriate US GAAP expertise for certain complex transactions.  This addition eliminates the need to engage external, consulting resources to accommodate complex transactions, should they occur.

            Under the supervision and with the participation of management, including our principal executive officer/principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of Saker as of March 29, 2011:

Name	Age	Position

Ronald J. Ricciardi	49	Director, Chairman of the Board, President & Chief Executive Officer

William B. Wachtel	56	Director

Donald Hecht	77	Director

Jeffrey B. Mendell	57	Director

Alvin S. Trenk	81	Director

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

Business History

Ronald J. Ricciardi – Director, Chairman of the Board, President & Chief Executive Officer

Mr. Ricciardi had served as the President and a director of Arizona FBO Air, Inc. since its inception and was designated as its Chief Executive Officer on January 2, 2004. He was appointed our President and a director of our company and designated as our Chief Executive Officer effective with the reverse merger transaction on August 20, 2004. On December 12, 2006, he was elected as our Vice Chairman of the Board.  On March 2, 2009, he was re-appointed as our President and designated as our Chief Executive Officer.  On April 8, 2009, Mr. Ricciardi was elected as our Chairman of the Board.

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

Mr. Wachtel has been a managing partner of Wachtel & Masyr, LLP, or its predecessor law firm (Gold & Wachtel, LLP), since its founding in August 1984. Such firm provides certain legal services to the Company. He is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

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

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2010 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2010, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act, except for one late Form 4 for each of our directors reporting an option grant.

Corporate Governance

There have been no changes to the procedures by which our security holders may recommend nominees to its Board of Directors since the Board set forth such policy in its proxy statement for its Annual Meeting of Stockholders held on July 15, 2010.

Our Board of Directors has determined that Donald Hecht qualifies as an audit committee financial expert on its Audit Committee, as such term is defined in applicable Commission rules, and is “independent” as that term is defined by the rules of The Nasdaq Stock Market, Inc. (“Nasdaq”).

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us for services performed on our behalf with respect to the person who served as our Chief Executive Officer during the fiscal years ended December 31, 2010 or 2009.  The person named in the table is the only person who served as our principal executive officer or principal financial officer in fiscal 2010.  We have no other executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Ronald J. Ricciardi, Chairman of the Board	2010	179,932	30,377	15,000	13,899	239,207
President & CEO	2009	172,083	—	—	20,300	192,383

1.	Mr. Ricciardi received a base salary of $175,000 through October 20, 2010, and $200,000 thereafter.

2.
Mr. Ricciardi received on October 21, 2010 an option for 500,000 shares at $0.03 per share, the closing price of the common stock on October 20, 2010, which option shall vest on October 21, 2015 and be exercisable for the succeeding five years.

3.
Mr. Ricciardi receives health insurance coverage estimated at a value of $1,100 per month.  Mr. Ricciardi received a match to his 401K contributions from us amounting to approximately $700 in 2010 and approximately $3,300 in 2009.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date

Ronald J. Ricciardi	250,000	1.60	03/31/2010
	250,000	0.50	03/31/2011
	250,000	0.39	03/31/2012
	500,000	0.03	10/21/2020

1.
As part of his revised employment agreement, Mr. Ricciardi received on October 21, 2010 an option for 500,000 shares at $0.03 per share, the closing price of the common stock on October 20, 2010, which option shall vest on October 21, 2015 and be exercisable for the succeeding five years.   As part of his previous employment agreement, Mr. Ricciardi: (a) received on April 1, 2006 an option for 250,000 shares at $0.50 per share, the closing sales price on March 31, 2006, which is currently exercisable; and (b) received as of April 1, 2007 an option for 250,000 shares at $0.39 per share, the closing sales price on March 31, 2007, which is currently exercisable.  Mr. Ricciardi also received on April 1, 2005 an option for 250,000 shares at $1.60 per share, which option expired on March 31, 2010.

2010 DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Donald Hecht	—	1,000	1,000

Jeffrey B. Mendell	—	1,000	1,000

Alvin S. Trenk	—	1,000	1,000

William B. Wachtel	—	1,000	1,000

1.
Non-employee Directors are each entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively.  Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.  During 2010, in consideration of our financial situation, each non-employee director waived his cash fees and expenses.

2.
Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2010, the compensation committee granted each non-employee director an option for their service in 2010.  Each option was for 25,000 shares and was priced at $0.04 per share, which was the closing sales price of our common stock on December 1, 2010.  The options vest on December 1, 2011 and may be exercised until December 1, 2015.

Employment Agreements

On October 21, 2010, the Board of Directors authorized the execution of a new employment agreement with Mr. Ricciardi.  This agreement calls for Mr. Ricciardi to serve as our President, Chief Executive Officer, and as Chairman of the Board of Directors and is for a term of three years.  We have the option to extend such agreement for an additional two year period.  The employment agreement calls for an initial base annual salary of $200,000 with subsequent annual increases at the discretion of the Board of Directors.  Incentive bonus payments may be made annually in the amount of 3% of pre-tax income provided that we meet or exceed our annual operating plan for earnings before interest, taxes, depreciation and amortization.  Additionally, Mr. Ricciardi was granted an option to acquire 500,000 shares of our common stock.  This option vests on October 21, 2015 and is exercisable for a subsequent term of five years ending on October 21, 2020.  Should we not exercise our option to extend Mr. Ricciardi’s employment agreement for the additional two year period, Mr. Ricciardi shall forfeit 200,000 shares of his stock option, with the remaining 300,000 shares vesting on October 21, 2013 and being exercisable until October 21, 2018.

Additional Narrative Disclosure

We do not offer a defined retirement or pension plan.  Our 401k Plan (the “401K Plan”) covers all of our employees. The 401K Plan contains an option for us to match each participant's contribution. Any contributions by us vest over a five-year period on a 20% per year basis. In June 2009, we suspended our match of participant contributions.  In July 2010, we reinstated our match of participant contributions at a rate of 25% of the first 3% of participant deferrals.  Our contributions to the 401K Plan totaled approximately $5,000 and $16,000 for the years ended December 31, 2010 and 2009, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of March 29, 2011 regarding the beneficial ownership of our Common Stock by:

•	each of our current executive officers and directors; and

•	all of our current directors and executive officers as a group; and

•	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock.

	Number of Shares		Percentage of
	of Common Stock		Common Stock
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned (1)

Ronald J. Ricciardi (2)	1,643,575	(3)	4.9%

William B. Wachtel (4)	6,021,907	(5)	17.7%

Alvin S. Trenk (4)	1,472,944	(6)	4.4%

Donald Hecht (4)	366,700	(6)	1.1%

Jeffrey B. Mendell (4)	310,293	(7)	0.9%

All directors and officers	9,815,419		29.6%
As a group (5 in number)

(1)
The percentages computed in the table are based upon 33,164,453 shares of our common stock, which were outstanding on March 29, 2011. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 29, 2011.

(2)	Ronald J. Ricciardi is our President and Chief Executive Officer and he also serves as Chairman of the Board and as a director. Mr. Ricciardi’s address is 101 Hangar Road, Avoca, Pennsylvania 18641.

(3)
The shares of the Common Stock reported in the table include: (a) 250,000 shares issuable upon the exercise of an option expiring March 31, 2011, which is currently exercisable; (b) 250,000 shares issuable upon the exercise of an option expiring March 31, 2012, which is currently exercisable; and (c) 100,000 shares issuable upon the exercise of a warrant expiring August 31, 2011, which is currently exercisable.  The shares of our common stock reported in the table do not reflect 500,000 shares issuable upon the exercise of an option granted on October 21, 2010, which shall become exercisable on October 21, 2015.

(4)	The reporting person is a director. The address of each director is 101 Hangar Road, Avoca, Pennsylvania 18641.

(5)
The shares of our common stock reported in the table include: (a) 750,000 shares issuable upon the exercise of a warrant expiring August 31, 2011, which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is currently exercisable; (c) 25,000 shares issuable upon the exercise of an option expiring December 1, 2012, which is currently exercisable; and (d) 25,000 shares issuable upon the exercise of an option expiring December 1, 2013, which is currently exercisable; (e) 25,000 shares issuable upon the exercise of an option expiring December 1, 2014, which option is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 333,400 shares of our common stock and (y) 200,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 (which is currently exercisable) acquired by Wachtel & Masyr, LLP, which provides certain legal services for us, in the private placement which we closed on September 1, 2006. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(6)
The shares of our common stock reported in the table include: (a) 500,000 shares issuable upon the exercise of a warrant expiring August 31, 2011, which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is currently exercisable; (c) 25,000 shares issuable upon the exercise of an option expiring December 1, 2012, which is currently exercisable; (e) 25,000 shares issuable upon the exercise of an option expiring December 1, 2013, which is currently exercisable; and (f) 25,000 shares issuable upon the exercise of an option expiring December 1, 2014, which is currently exercisable.

(7)
The shares of our common stock reported in the table include: (a) 100,000 shares issuable upon the exercise of a warrant expiring August 31, 2011 which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is currently exercisable; (c) 25,000 shares issuable upon the exercise of an option expiring December 1, 2012, which is currently exercisable; (d) 25,000 shares issuable upon the exercise of an option expiring December 1, 2013, which is currently exercisable; and (e) 25,000 shares issuable upon the exercise of an option expiring December 1, 2014, which is currently exercisable.

Securities Authorized for Issuance under Equity Compensation Plans

            The following table set forth certain information, as of December 31, 2010, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,525,000	$0.219	5,975,000

Equity compensation plans not approved by security holders	—	$—	—
Total	1,525,000	$0.219	5,975,000

We received stockholder approval on December 12, 2006 for the Saker Aviation Services, Inc. Stock Option Plan of 2005 which relates to 7,500,000 shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The law firm of Wachtel & Masyr, LLP provides certain legal services to us. William B. Wachtel, a member of our Board of Directors, is a managing partner of this firm. During the year ended December 31, 2010, we were billed by such firm for legal services in the amount of $85,500. At December 31, 2010, we had recorded in accounts payable an obligation for legal fees of approximately $4,000 related to these legal services.

Our Board of Directors adopted a Policy and Procedure Governing Related Party Transactions on April 26, 2007, which policy delegates certain functions related to the review and approval of related party transactions to the audit committee and the compensation committee.

Director Independence

Our Board of Directors made the determination of director independence in accordance with the definition set forth in the Nasdaq rules.  Under such definition, each of Donald Hecht, Jeffrey B. Mendell, and Alvin S. Trenk qualify as independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered were approximately $81,000 by Kronick Kalada Berdy & Co. for 2010 and approximately $118,000 by Kronick Kalada Berdy & Co. and Marcum LLP for 2009 for the audits of our annual financial statements for the fiscal years ended December 31, 2010 and 2009 and the reviews of the financial statements included in the Company’s Forms 10-Qs for those fiscal years.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered were $0 for the fiscal years ended December 31, 2010 and 2009.

Tax Fees. For the years ended December 31, 2010 and 2009, the aggregate fees billed for services categorized as Tax Fees were $26,500 and $20,000, respectively.

All Other Fees. The aggregate fees billed for services categorized as All Other Fees rendered by the principal accountant were $0 for the fiscal years ended December 31, 2010 and 2009.

Audit Committee Policies and Procedures. The audit committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accountants, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which nonetheless must be approved by the audit committee of the Board of Directors prior to the completion of the audit. Each year the audit committee approves the engagement of our independent registered public accountant to audit our financial statements, including the associated fee, before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent registered public accountants, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accountant’s independence from management. At each such subsequent meeting, the registered public accountants and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2010 and 2009 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

(b)	Financial Statement Schedules

None.

(c)	Exhibits

Exhibit No.	Description of Exhibit

3 (i) (2)	Certificate of Designations. (1)

3 (i) (3)	Articles of Merger (Changing name to Saker Aviation Services, Inc. (3) (Exhibit 3.1)

3 (i)	Restated Articles of Incorporation.(2)

3(ii)	Bylaws of Saker Aviation Services, Inc. (3) (Exhibit 3.2)

4.1	Form of Common Stock Certificate. (4)

4.2	Copy of Warrant expiring August 31, 2011. (4)

4.3	Copy of Warrant expiring December 29, 2014 (4)

10.1	Share Exchange Agreement between Saker Aviation Services, Inc., Airborne, Inc. and John and Daphne Dow dated March 2, 2009. (4)

10.2	Loan Agreement between Saker Aviation Services, Inc. and Airborne, Inc. dated March 2, 2009. (4)

10.3	Promissory Note between Airborne, Inc. and Saker Aviation Services, Inc. dated March 2, 2009. (4)

10.4	Loan Agreement between Saker Aviation Services, Inc. and EuroAmerican Investment Corp. dated March 2, 2009. (4)

10.5	Promissory Note between Saker Aviation Services, Inc. and EuroAmerican Investment Corp. dated March 2, 2009. (4)

10.6	Loan Agreement between Saker Aviation Services, Inc. and Five Star Bank dated March 2, 2009. (4)

10.7	Security Agreement between Saker Aviation Services, Inc. and Five Star Bank dated March 2, 2009. (4)

10.8	Line of Credit Note between Saker Aviation Services, Inc., Airborne, Inc., and Five Star Bank dated March 2, 2009. (4)

10.9	Assignment and Allonge between Five Star Bank and Birch Hill Capital dated December 29, 2009. (4)

* 10.10	Employment Agreement dated as of October 21, 2010 by and between Ronald J. Ricciardi and Company. (5)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive and financial officer).

32.1	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

* Management compensatory plan or arrangement

Footnotes:

(1) Incorporated by reference from Exhibit 3.16 to the Company’s Current Report on Form 8-K filed on December 18, 2006.

(2) Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 1, 2009.

(3) Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 6, 2005.

(4) Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(5) Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.
(Registrant)

Date: March 29, 2011	By:	/s/ Ronald J. Ricciardi

Ronald J. Ricciardi,
Chairman of the Board,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ronald J. Ricciardi	Chairman of the Board, President, Chief Executive Officer	March 29, 2011
Ronald J. Ricciardi

/s/ Donald Hecht	Director	March 29, 2011
Donald Hecht

/s/ Jeffrey B. Mendell	Director	March 29, 2011
Jeffrey B. Mendell

/s/ Alvin S. Trenk	Director	March 29, 2011
Alvin S. Trenk

/s/ William B. Wachtel	Director	March 29, 2011
William B. Wachtel

Saker Aviation Services, Inc. Form 10-K for the Year Ended December 31, 2010
Exhibits Filed with the Annual Report

INDEX

Exhibit No.	Description of Exhibit
31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

E-1