Form 10-Q
period 2011-03-31
Saker Aviation Services, Inc.
filed 2011-05-13
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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
Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐          No ☒

As of May 12, 2011, the registrant had 33,040,422 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2011

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	Unaudited
ASSETS

CURRENT ASSETS
Cash	$1,267,775	$1,541,992
Accounts receivable	1,193,789	1,360,203
Inventories	291,188	207,947
Note receivable – current portion, less discount	95,922	94,263
Prepaid expenses and other current assets	250,181	352,473
Deferred income taxes	294,000	294,000
Total current assets	3,392,855	3,850,878

PROPERTY AND EQUIPMENT
Net of accumulated depreciation and amortization of $709,177 and $668,260 respectively	2,606,198	1,918,104

OTHER ASSETS
Deposits	445,518	444,472
Note receivable, less current portion and discount	377,177	401,789
Intangible assets – trade names	100,000	100,000
Goodwill	2,368,284	2,368,284
Deferred income taxes	362,000	362,000
Total other assets	3,652,979	3,676,545
TOTAL ASSETS	$9,652,032	$9,445,527

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$948,171	$443,814
Customer deposits	202,052	240,415
Line of credit	500,000	500,000
Accrued expenses	1,096,449	1,406,475
Notes payable – current portion	200,901	248,000
Total current liabilities	2,947,573	2,838,704

LONG-TERM LIABILITIES
Notes payable - less current portion	1,047,901	1,106,475
Total liabilities	3,995,474	3,945,179

STOCKHOLDERS’ EQUITY
Controlling interest
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000;
33,040,422 and 33,164,453 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	33,040	33,164
Additional paid-in capital	19,639,559	19,651,434
Accumulated deficit	(16,105,127)	(16,070,005)
Total controlling interest	3,567,472	3,614,593
Non-controlling interest	2,089,086	1,885,755
TOTAL STOCKHOLDERS’ EQUITY	5,656,558	5,500,348
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,652,032	$9,445,527

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010

REVENUE	$2,775,218	$2,280,978
COST OF REVENUE	1,556,470	1,259,491
GROSS PROFIT	1,218,748	1,021,487
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,192,509	1,051,807
OPERATING INCOME (LOSS)	26,239	(30,320)
OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	(33,181)	(2,215)
INTEREST INCOME	9,595	303
INTEREST EXPENSE	(38,951)	(42,744)

TOTAL OTHER INCOME (EXPENSE)	(62,537)	(44,656)

NET LOSS	$(36,298)	$(74,976)

Basic Net Loss per Common Share	(0.00)	$(0.00)
Weighted Average Number of Common Shares – Basic and Diluted	33,055,581	33,164,453

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,298)	$(74,976)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,616	39,144
Management fee recorded through additional paid in capital	203,331	65,009
Loss on dispositions of equipment	8,379	—
Gain from disposal of subsidiary	—
Stock based compensation	1,166	4,784
Changes in operating assets and liabilities:
Accounts receivable	166,414	1,495
Inventories	(83,241)	15,483
Prepaid expenses and other current assets	102,292	(207,739)
Deposits	(1,046)	(50,335)
Deferred income taxes	—	—
Accounts payable	504,357	188,347
Customer deposits	(38,363)	38,190
Accrued expenses	(310,026)	222,063
Security deposits	—	50,033
TOTAL ADJUSTMENTS	627,879	366,474

NET CASH PROVIDED BY OPERATING ACTIVITIES	591,581	291,498

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of equipment	28,250	—
Payment of note receivable	22,953	73,500
Purchase of property and equipment	(799,339)	(246,673)
NET CASH USED IN INVESTING ACTIVITIES	(748,136)	(173,173)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(105,673)	—
Proceeds from notes payable	—	35,624
Purchase of common stock, retired	(11,989)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(117,662)	35,624

NET CHANGE IN CASH	(274,217)	153,949

CASH – Beginning	1,541,992	574,847
CASH – Ending	$1,267,775	$728,796

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$38,951	$42,744

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Line of credit restructuring	$—	$500,000

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes for Saker Aviation Services, Inc. and its subsidiaries (collectively, the “Company”), which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2011 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010 have been prepared by the Company without audit. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of March 31, 2011 and its results of operations and cash flows for the three months ended March 31, 2011 not misleading have been included.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Management’s Liquidity Plans

As of March 31, 2011, the Company had cash of $1,267,775 and had a working capital surplus of $445,282. The Company generated revenue of approximately $2,775,000 and net loss of approximately $36,000 for the three months ended March 31, 2011.

The Company has a revolving line of credit agreement (the “Credit Facility”) dated March 3, 2009 and made jointly and severally by the Company and Airborne, Inc., a former subsidiary that was divested in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”).  The Credit Facility requires interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of March 31, 2011) and is payable upon demand by Birch Hill.   Birch Hill retains a first lien against all of the Company’s assets and the assets of Airborne.  The Company and Airborne are joint and several guarantors of borrowings under the Credit Facility and the $500,000 of the facility transferred to notes payable.  In the event of a sale of Airborne, Birch Hill is entitled to receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility and remaining balance of the transfer to notes payable.

On May 7, 2010, the Birch Hill Credit Facility was modified such that the maximum line of credit was reduced to $500,000, which is fully extended at March 31, 2011, and the remaining $500,000 was reclassified into a note with a 36-month amortization with a 24-month balloon payment of outstanding principal and interest at 7% per year (remaining balance of $358,171 at March 31, 2011).

The Company is also party to a Loan Agreement with EuroAmerican Investment Corp. (“EuroAmerican”), pursuant to which EuroAmerican agreed to loan the Company an aggregate of up to $750,000. The EuroAmerican loan is evidenced by a Promissory Note delivered by the Company to EuroAmerican. The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  On May 5, 2011, the maturity date of the EuroAmerican Promissory Note was extended from March 1, 2012 to May 1, 2012.

The Company is party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”).  Under this agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement, which expires on October 31, 2018.  During the three months ended March 31, 2011, the Company incurred with the City of New York $269,725 in concession fees, which is included in the cost of revenue.  The Company also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. At March 31, 2011, the Company had made approximately $1,339,000 in capital improvements at the Heliport pursuant to the concession agreement. The Company believes that cash flow from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and to fund the remaining capital improvements as required under the agreement.

The Company believes that it has sufficient liquidity to sustain its existing business for at least the next twelve months.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The condensed consolidated financial statements include the accounts of Saker Aviation Services, Inc., its wholly-owned subsidiaries, FBO Air Wilkes-Barre, Inc. d/b/a Saker Aviation Services (“FBOWB”), FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”), and its majority-owned subsidiary FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications
Certain reclassifications were made to the prior period amounts to conform to the current period presentation.  None of the reclassifications affected our net income or loss in any period.

Net Income (Loss) Per Common Share
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

The following table sets forth the components used in the computation of basic net loss per share:

	For the Three Months Ended March 31,
	2011*	2010*
Weighted average common shares outstanding, basic	33,055,581	33,164,453
Common shares upon exercise of options	—	—
Common shares upon exercise of warrants	—	—
Weighted average common shares outstanding, diluted	33,055,581	33,164,453

* Potential common shares of 8,600,000 and 9,503,587 for the three months ended March 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock Based Compensation
Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  For the three months ended March 31, 2011 and 2010, the Company incurred stock based compensation of $1,166 and $4,784, respectively.  Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  As of March 31, 2011, the unamortized fair value of the options totaled $15,500.

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

NOTE 4 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers.  The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.  A summary of inventories as of March 31, 2011 and December 31, 2010 is set forth in the following table:

	March 31, 2011	December 31, 2010
Parts inventory	$104,086	$105,675
Fuel inventory	154,939	90,969
Other inventory	32,163	11,303
Total inventory	$291,188	$207,947

Included in inventories are amounts held for third parties of $139,649 and $106,547 as of March 31, 2011 and December 31, 2010, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 - Stockholders’ Equity

Stock Options
Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2011	1,525,000	$0.22
Granted	—	—
Exercised	—	—
Forfeited	(250,000)	(0.50)
Balance, March 31, 2011	1,275,000	$0.16
Exercisable at March 31, 2011	675,000	$0.14

On March 31, 2011, an option for 250,000 shares expired.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – Related Parties

The law firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, a member of the Company’s Board of Directors, is a managing partner of this firm. During the three months ended March 31, 2011 and 2010, the Company was billed approximately $0 and $48,000, respectively, for legal services.  At March 31, 2011 and December 31, 2010, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $4,300 and $52,000, respectively, related to legal services provided by such firm.

Effective November 2008, the Company executed a management agreement with a company who has a non-controlling interest in a subsidiary of the Company.  The owners of this company include the children of a member of the Company’s Board of Directors.  The agreement requires a management fee of 10% of gross receipts of the subsidiary and a “success fee” of 50% of pre-tax profits; as such term is defined in the management agreement.  The non-controlling interest is one percent of the subsidiary of the Company and there is no existing arrangement as to additional interests to be purchased in the future.  Total fees in three months ended March 31, 2011 and 2010 aggregated approximately $281,000 and $252,000, respectively.  At March 31, 2011 and 2010, the company has recorded in accrued expenses an obligation for these fees to the non-controlling interest of approximately $814,000 and $720,000 , respectively.  As part of the fee arrangement, certain capital expenditures for the subsidiary are to be funded by the non-controlling interest, per the operating agreement between the parties.  The Company funded certain capital improvements aggregating approximately $203,000 in 2011 on behalf of the non-controlling interest.  Pursuant to the Agreement, the $203,000 funded by the Company was deducted from amounts due to the non-controlling interest and recorded as additional paid in capital.

NOTE 7 - Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 8 – Subsequent Events

On May 5, 2011, the Company modified its agreements with a debt holder.  The maturity date of the EuroAmerican Note was extended to May 1, 2012.  The financial statements at March 31, 2011 reflect the above changes as if they were in effect on the report date.

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

OVERVIEW

Saker Aviation Services, Inc. (“we”, “us”, “our”) is a Nevada corporation, the common stock, $0.001 par value (the “common stock”), of which is publicly traded on the over the counter bulletin board system under the symbol “SKAS.OB”.  Through our subsidiaries, we operate in the fixed base operation (“FBO”) segment of the general aviation industry, in which we serve as the operator of a heliport FBO, two primarily fixed-wing aircraft FBOs and provide consulting services for a non-owned FBO facility.  FBOs provide ground-based services such as fueling and hangaring for general aviation, commercial, and military aircraft; aircraft maintenance; and other miscellaneous services.

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

REVENUE AND OPERATING RESULTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended March 31, 2011 and March 31, 2010.

REVENUE

Revenue increased by 21.7 percent to approximately $2,775,000 for the three months ended March 31, 2011 as compared with corresponding prior-year period revenue of approximately $2,281,000.

Revenue associated with the operation of the Downtown Manhattan Heliport (the “Heliport”) increased by 26.4% to approximately $1,347,000 in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 18.5 percent to approximately $1,278,000 in the three months ended March 31, 2011 as compared to the same period in the prior year.  Revenue associated with maintenance activities increased by 16.0 percent to approximately $135,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 23.6 percent to approximately $15,000 in the three months ended March 31, 2011 as compared to the same period in the prior year.

The increase in revenue associated with the operation of the Heliport was primarily related to the introduction of fuel services, which commenced in September 2010.  Fuel revenue at the Heliport was approximately $329,000 for the three months ended March 31, 2011 and offset a generally lower level of activity at the Heliport primarily due to weather conditions that constrained demand for the utilization of helicopters.

The increase in revenue associated with the sale of jet fuel, aviation gasoline and related items was related to higher fuel costs, which offset a decline in volume of 3.9%.  We generally price our fuel products on a fixed dollar margin basis.  As the cost of fuel increases, the corresponding customer price increases as well.  If volume is constant, this methodology yields higher revenue but at comparable gross margins.

The increase in maintenance revenue was due to increases in both charges for labor services and for parts.

The decrease in revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities was directly related to a planned reduction in fees associated with the management of non-owned FBO facilities.

GROSS PROFIT

Total gross profit increased 19.3 percent to approximately $1,219,000 in the three months ended March 31, 2011 as compared with the three months ended March 31, 2010.  Gross profit as a percent of revenue decreased to 43.9 percent in the three months ended March 31, 2011 as compared to 44.8 percent in the same period in the prior year.  This decrease is directly related to the increase in the cost of fuel during the current three month period.  The corresponding increase in average retail price per gallon increases gross profit per gallon on an absolute basis, but decreases gross profit as a percent of revenue because the dollar margin remains relatively constant, as described above.

OPERATING EXPENSE

Selling, General and Administrative – FBO Operations

Selling, general and administrative (“SG&A”) expenses associated with our FBO operations were approximately $1,109,000 in the three months ended March 31, 2011, an increase of approximately $166,000 or 17.6 percent as compared to the three months ended March 31, 2010.  The main factor in this increase was the Heliport, where operating expenses increased by approximately $117,000 or 18.7% primarily due to increased headcount in order to accommodate the sale and dispensing of fuel.

SG&A associated with our FBO operations, as a percentage of revenue, was 40.0 percent for the three months ended March 31, 2011 as compared with 41.4 percent in the corresponding prior year period.  Increased revenue in this reporting period more than offset the higher operating expenses, resulting in lower SG&A as a percentage of revenue.

Selling, General and Administrative – Corporate Operations

Corporate expenses were approximately $83,000 for the three months ended March 31, 2011, representing a decrease of approximately $25,000 as compared with the corresponding prior year period.   The decrease was largely driven by the elimination of legal and settlement fees incurred in the three months ended March 31, 2010 which did not recur during the same period in 2011.

OPERATING INCOME (LOSS)

Operating income in the three months ended March 31, 2011 of approximately $26,000 represents an improvement of approximately $56,000 as compared to an operating loss of approximately $30,000 in the three months ended March 31, 2010.  Operating losses were offset by a combination of greater levels of levels of revenue and gross profit, which counterbalanced higher non-corporate operating expenses, as described above.

Depreciation and Amortization

Depreciation and amortization was approximately $75,000 and $39,000 for the three months ended March 31, 2011 and 2010, respectively.  The increase in 2010 was directly related to capital improvement efforts at the Heliport.

Interest Expense

Interest expense for the three months ended March 31, 2011 was approximately $39,000 as compared to approximately $42,700 for the same period in 2010.

Net Loss Per Share

Net loss for the three months ended March 31, 2011 was approximately $36,000 as compared to net loss of approximately $75,000 for the three months ended March 31, 2010.  The decrease in net loss was as a result of the items discussed above.

Basic net loss per share was $0.00 for the three months ended March 31, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had cash and cash equivalents of $1,267,775 and a working capital surplus of $445,282. We generated revenue of approximately $2,775,000 and net losses of approximately $36,000 for the three months ended March 31, 2011.  For the three months ended March 31, 2011, cash flows included net cash provided by operating activities of $591,581, net cash used in investing activities of $748,136, and net cash used in financing activities of $117,662.

We have a revolving line of credit agreement (the “Credit Facility”) dated March 3, 2009 and made jointly and severally by us and Airborne, Inc., a former subsidiary we divested in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”).  The Credit Facility requires interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of March 31, 2011) and is payable upon demand by Birch Hill.   Birch Hill retains a first lien against all of our assets and the assets of Airborne.  We and Airborne are joint and several guarantors of borrowings under the Credit Facility.  In the event of a sale of Airborne, Birch Hill is entitled to receive the first distribution of any related proceeds in the full amount of any outstanding against the Credit Facility.

We are also party to a Loan Agreement with EuroAmerican Investment Corp. (“EuroAmerican”), pursuant to which EuroAmerican agreed to loan the Company an aggregate of up to $750,000. The EuroAmerican loan is evidenced by a Promissory Note we delivered to EuroAmerican. The unpaid principal amount under the Promissory Note accrues interest at the annual rate of 12% and is payable in monthly interest only payments until maturity, at which time the entire principal balance and any accrued but unpaid interest is payable in full.  On May 5, 2011, the maturity date of the EuroAmerican Promissory Note was extended from March 1, 2012 to May 1, 2012.

On May 7, 2010, the Birch Hill Credit Facility was modified such that the maximum line of credit was reduced to $500,000, which is fully extended at December 31, 2010, and the remaining $500,000 was reclassified into a note with a 36-month amortization with a 24-month balloon payment of outstanding principal and interest at 7% per year.

We are party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”).  Under this agreement, we must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10, which expires on October 31, 2018.  During the three months ended March 31, 2011, we incurred with the City of New York $269,725 in concession fees, which is included in the cost of revenue.  We also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. During the three months ended March 31, 2011, we made approximately $797,000 in capital improvements at the Heliport pursuant to the concession agreement. We believe that cash flow from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and to fund the capital improvements as required under the agreement.

We believe that we have sufficient liquidity to sustain our existing business for at least the next twelve months.

Cash from Operating Activities

For the three months ended March 31, 2011, net cash provided by operating activities was $591,581. This amount included a decrease in operating cash related to a net loss of $36,298 and additions for the following items: (i) depreciation and amortization, $74,616; (ii) management fee recorded through additional paid in capital, $203,331; (iii) stock-based compensation expense, $1,166; (iv) accounts receivable, $166,414; (iv) prepaid expense, $102,292; (v) accounts payable, $504,357; and (vi) loss on disposition of equipment, $8,379.  The increase in cash used in operating activities in 2011 was offset by the following decreases: (i) inventories, $83,241; (ii) deposits, $1,046; (iii) customer deposits, $38,363; and (iv) accrued expenses, $310,026.  For the three months ended March 31, 2010, net cash provided by operating activities was $291,498. This amount included a decrease in operating cash related to a net loss of $74,976 and additions for the following items: (i) depreciation and amortization, $39,144; (ii) management fee recorded through additional paid in capital, $65,099, (iii) stock-based compensation expense, $4,784; (iv) accrued expenses, $222,063; (v) accounts payable, $188,347, (vi) inventories, $15,483, (vii) customer deposits, $38,190; (viii) security deposits, $50,033; and (ix) accounts receivable, $1,495.  The increase in cash used in operating activities in 2009 was offset by the following decreases: (i) prepaid expenses, $207,739, and (ii) deposits, $50,335.

Cash from Investing Activities

For the three months ended March 31, 2011, net cash used in investing activities was $748,136 and was attributable to the purchase of property and equipment of $799,339 offset by (i) proceeds from the disposition of equipment, $28,250; and (ii) the repayment of notes receivable, $22,953.  For the three months ended March 31, 2010, net cash used in investing activities was $173,173 and was attributable to the purchase of property and equipment of $246,673 offset by the repayment of notes receivable of $73,500.

Cash from Financing Activities

For the three months ended March 31, 2011, net cash used in financing activities was $117,662, consisting entirely of (i) the repayment of notes payable, $105,673; and (ii) purchase of common stock, retired, $11,989.  For the three months ended March 31, 2010, net cash provided by financing activities was $35,624, consisting entirely of proceeds from notes payable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Risk Factors”, in Item 1A of this Quarterly Report on Form 10-Q, and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our President, Chief Executive Officer and principal financial officer (the same executive is both our principal executive officer and principal financial officer), has evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our President and Chief Executive concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.  Other Information

Effective May 5, we consummated a Second Amendment to Note in order to extend the maturity date of that certain Promissory Note made by us in favor of EuroAmerican Investment Corp. (“EuroAmerican”) from March 1, 2012 to May 1, 2012. The EuroAmerican Promissory Note is more particularly described in our Current Report on Form 8-K dated March 2, 2009 and in note 2 to the condensed consolidated financial statements included in Item 1 to the Quarterly Report on Form 10-Q, which description’s are incorporated herein by reference. Approximately $750,000 was outstanding under the EuroAmerican Promissory Note as of May 12, 2011.

The above summary of the Second Amendment to Promissory Note is qualified in its entirety by reference to the full text of such agreement, which is filed as an exhibit to this Quarterly Report on Form 10-Q. William B. Wachtel, one of our Directors, is also a principal of each of EuroAmerican.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (principal executive and principal financial officer). *

32.1	Section 1350 Certification. *

4.1	Second Amendment to EuroAmerican Promissory Note. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: May 12, 2011	By:	/s/ Ronald J. Ricciardi

Ronald J. Ricciardi,
President & Chief Executive Officer