Form 10-Q
period 2011-06-30
Saker Aviation Services, Inc.
filed 2011-08-15
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2011

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
Yes ☐          No ☒

As of August 14, 2011, the registrant had 33,040,422 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2011

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash	$995,492	$1,541,992
Accounts receivable	1,645,425	1,360,203
Inventories	256,713	207,947
Note receivable – current portion, less discount	97,610	94,263
Prepaid expenses and other current assets	399,252	352,473
Deferred income taxes	294,000	294,000
Total current assets	3,688,492	3,850,878

PROPERTY AND EQUIPMENT, net
of accumulated depreciation of $769,710 and $668,260 respectively	2,579,689	1,918,104

OTHER ASSETS
Deposits	446,590	444,472
Note receivable, less current portion and discount	352,132	401,789
Intangible assets	135,000	100,000
Goodwill	2,368,284	2,368,284
Deferred income taxes	186,000	362,000
Total other assets	3,488,006	3,676,545
TOTAL ASSETS	$9,756,187	$9,445,527

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$616,323	$443,814
Customer deposits	243,954	240,415
Line of credit	500,000	500,000
Accrued expenses	648,493	1,406,475
Notes payable – current portion	959,271	248,000
Total current liabilities	2,968,041	2,838,704

LONG-TERM LIABILITIES
Notes payable - less current portion	348,065	1,106,475
Total liabilities	3,316,106	3,945,179

STOCKHOLDERS’ EQUITY
Controlling interest
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000;
33,040,422 and 33,164,453 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	33,040	33,164
Additional paid-in capital	19,643,067	19,651,434
Accumulated deficit	(15,830,163)	(16,070,005)
Total controlling interest	3,845,944	3,614,593
Non-controlling interest	2,594,137	1,885,755
TOTAL STOCKHOLDERS’ EQUITY	6,440,081	5,500,348
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,756,187	$9,445,527

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

REVENUE	$4,574,759	$3,250,546	$7,349,977	$5,531,525
COST OF REVENUE	2,316,724	1,484,507	3,873,194	2,743,998
GROSS PROFIT	2,258,035	1,766,039	3,476,783	2,787,527

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	1,732,223	1,367,449	2,924,731	2,419,257

OPERATING INCOME	525,812	398,590	552,025	368,270

OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	(43,647)	(89,519)	(76,828)	(91,734)
INTEREST INCOME	9,217	330	18,812	633
INTEREST EXPENSE	(39,243)	(45,504)	(78,194)	(88,248)
TOTAL OTHER INCOME (EXPENSE)	(73,673)	(134,693)	(136,210)	(179,349)

INCOME BEFORE INCOME TAX EXPENSE	452,139	263,897	415,842	188,921

DEFERRED INCOME TAX EXPENSE	176,000	—	176,000	—
NET INCOME	276,139	263,897	239,842	188,921
Net income per Common Share – Basic and Diluted	$0.01	$0.01	$0.01	$0.01
Weighted Average Number of Common Shares
Outstanding – Basic	33,040,422	33,164,453	33,047,960	33,164,453
Weighted Average Number of Common Shares Outstanding – Diluted	34,743,200	33,164,453	34,750,738	33,164,453

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$239,842	$188,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,565	76,347
Management fee recorded through additional paid in capital	708,382	474,832
Loss on dispositions of equipment	2,799	—
Stock based compensation	3,498	7,784
Changes in operating assets and liabilities:
Accounts receivable	(285,222)	(394,124)
Inventories	(48,766)	24,956
Prepaid expenses and other current assets	(46,779)	(145,129)
Deposits	(2,118)	(50,757)
Deferred income taxes	176,000	—
Accounts payable	172,509	246,192
Customer deposits	3,539	60,618
Accrued expenses	(757,982)	473,204
Security deposits	—	50,126
TOTAL ADJUSTMENTS	(83,575)	824,049

NET CASH PROVIDED BY OPERATING ACTIVITIES	332,267	1,012,970

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of equipment	65,247	—
Payment of note receivable	46,310	55,145
Purchase of property and equipment	(931,196)	(790,458)
NET CASH USED IN INVESTING ACTIVITIES	(819,639)	(735,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common stock, retired	(11,989)	—
Repayment of notes payable	(47,139)	(58,611)
NET CASH USED IN FINANCING ACTIVITIES	(59,128)	(58,611)

NET CHANGE IN CASH	546,500	219,046

CASH – Beginning	1,541,992	574,847
CASH – Ending	$995,492	$793,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$78,194	$88,248

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Line of credit restructuring	$—	$500,000

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and with the instructions to Quarterly Report on Form 10-Q as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes for Saker Aviation Services, Inc. and its subsidiaries (collectively, the “Company”), which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of June 30, 2011 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2011 and 2010 have been prepared by the Company without audit. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of June 30, 2011 and its results of operations for the three and six months and cash flows for the six months ended June 30, 2011 not misleading have been included.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Management’s Liquidity Plans

As of June 30, 2011, the Company had cash of $995,492 and had a working capital surplus of $720,451. The Company generated revenue of approximately $7,350,000 and net income of approximately $240,000 for the six months ended June 30, 2011.

On July 20, 2011, the Company entered into a loan agreement (the “Loan Agreement”) with Bank of America.  The Loan Agreement provides the Company with (i) a revolving line of credit agreement (the “B of A Credit Facility”) in the amount of $650,000, and (ii) a $318,198 term loan facility (the “B of A Term Loan).

The B of A Credit Facility, which was fully extended at the filing of this report, requires interest payments based on outstanding balances at an interest rate of 30-day LIBOR plus 300 basis points, and is annually renewable at Bank of America’s option.  An annual fee of 0.50% is incurred against the total availability of the B of A Credit Facility.  The B of A Term Loan is amortized over 48 months at an interest rate of 4.2%.  A one-time origination fee of 1.0% was incurred for the B of A Term Loan.

The Company used $500,000 of the proceeds from the B of A Credit Facility to repay the revolving line of credit agreement (the “Prior Credit Facility”) dated March 3, 2009 and made jointly and severally by the Company and Airborne, Inc., a former subsidiary that was divested in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”).  The Prior Credit Facility required interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of June 30, 2011) and was payable upon demand by Birch Hill.

The use of proceeds of the B of A Term Loan was the repayment of the remaining principal that resulted when, on May 7, 2010, the Prior Credit Facility was modified to reduce the maximum line of credit to $500,000 and to reclassify the remaining $500,000 into a promissory note that provided for a 36-month amortization with a 24-month balloon payment of outstanding principal and interest at 7% per year.

The Company used $150,000 of the proceeds from the B of A Credit Facility, along with $600,000 in cash on hand, to repay a Loan Agreement with EuroAmerican Investment Corp. (“EuroAmerican”), pursuant to which EuroAmerican loaned the Company an aggregate of $750,000.

As a result of the Company’s repayment of the Prior Credit Facility and EuroAmerican loan, such arrangements have been terminated and Airborne is no longer a co-borrower.  The warrants issued to Birch Hill in connection with its financing event remain in place.

The Company is party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”).  Under this agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement, which expires on October 31, 2018.  During the six months ended June 30, 2011, the Company incurred with the City of New York approximately $726,000 in concession fees, which is included in the cost of revenue.  The Company also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. At June 30, 2011, the Company had made approximately $1,840,000 in capital improvements at the Heliport pursuant to the concession agreement. The Company believes that cash flow from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and to fund the remaining capital improvements as required under the agreement.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, FBO Air Wilkes-Barre, Inc. d/b/a Saker Aviation Services (“FBOWB”), FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”), and its majority-owned subsidiary FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011*	2010*	2011*	2010*
Weighted average common shares outstanding, basic	33,040,422	33,164,453	33,047,960	33,164,453
Common shares upon exercise of options	1,702,778	—	1,702,778	—
Weighted average common shares outstanding, diluted	34,743,200	33,164,453	34,750,738	33,164,453

* Outstanding stock options and warrants aggregating 4,975,000 and 9,503,587, respectively, were excluded from the compilation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock for the three and six months ended June 30, 2011 and 2010, respectively.

Stock Based Compensation
Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  For the six months ended June 30, 2011 and 2010, the Company incurred stock based compensation of $3,498 and $7,748, respectively.  Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  As of June 30, 2011, the unamortized fair value of the options totaled $11,250.

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

NOTE 4 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers.  The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.  A summary of inventories as of June 30, 2011 and December 31, 2010 is set forth in the following table:

	June 30, 2011	December 31, 2010
Parts inventory	$111,517	$105,675
Fuel inventory	123,551	90,969
Other inventory	21,645	11,303
Total inventory	$256,713	$207,947

Included in inventories are amounts held for third parties of $111,660 and $106,547 as of June 30, 2011 and December 31, 2010, respectively, with an offsetting liability included as part of accrued expenses.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 - Stockholders’ Equity

Stock Options
Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2011	1,525,000	$0.22
Granted	—	—
Exercised	—	—
Forfeited	(250,000)	(0.50)
Balance, June 30, 2011	1,275,000	$0.16
Exercisable at June 30, 2011	675,000	$0.14

On March 31, 2011, an option for 250,000 shares expired.

NOTE 6 – Related Parties

The law firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, a member of the Company’s Board of Directors, is a managing partner of this firm. During the six months ended June 30, 2011 and 2010, the Company was billed approximately $1,000 and $77,300, respectively, for legal services.  At June 30, 2011 and December 31, 2010, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $4,200 and $52,000, respectively, related to legal services provided by such firm.

Effective November 2008, the Company executed a management agreement with a company which has a non-controlling interest in a subsidiary of the Company.  The owners of this company include the children of a member of the Company’s Board of Directors.  The agreement requires a management fee of 10% of gross receipts of the subsidiary and a “success fee” of 50% of pre-tax profits; as such term is defined in the management agreement.  The non-controlling interest is one percent of the subsidiary of the Company and there is no existing arrangement as to additional interests to be purchased in the future.  Total fees in the six months ended June 30, 2011 and 2010 aggregated approximately $1,084,000 and $840,000, respectively.  At June 30, 2011 and 2010, the Company has recorded in accrued expenses an obligation for these fees to the non-controlling interest of approximately $391,000 and $840,000, respectively.  As part of the fee arrangement under the management agreement, certain capital expenditures for the subsidiary are to be funded by the non-controlling interest.  The Company funded certain capital improvements aggregating approximately $719,000 in 2011 on behalf of the non-controlling interest.  This amount of capital improvements funded by the Company was deducted from amounts due to the non-controlling interest and recorded as additional paid in capital.

NOTE 7 - Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 8 – Subsequent Events

As further described in Note 2, Management’s Liquidity Plans, on July 20, 2011, the Company entered into a loan agreement with B of A and terminated its financing arrangements with Birch Hill and EuroAmerican.

Effective August 15, 2011, the Company entered into a Redemption Agreement with the non-controlling interest in a subsidiary of the Company.  As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for the repayment of the non-controlling interest’s capital account.  Such consideration shall be paid on monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts plus (ii) five percent (5%) of the subsidiary’s pre-tax profit.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated condensed financial statements and related notes appearing elsewhere in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements," as well as those discussed elsewhere in this report and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

REVENUE AND OPERATING RESULTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three and Six Months Ended June 30, 2011 and June 30, 2010.

REVENUE

Revenue increased by 40.7 percent to approximately $4,574,000 for the three months ended June 30, 2011 as compared with corresponding prior-year period revenue of approximately $3,250,000.  For the six months ended June 30, 2011, revenue increased by 32.9% to approximately $7,350,000 as compared with revenue of approximately $5,532,000 in the same period in the prior year.

For the three months ended June 30, 2011, revenue associated with the operation of the Downtown Manhattan Heliport (“Heliport”) increased by 60.6% to approximately $2,784,000 as compared to approximately $1,733,000 in the prior year period.  Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 18.9 percent to approximately $1,610,000 as compared to the same period in the prior year.  Revenue associated with maintenance activities decreased by 9.3 percent to approximately $135,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities increased by 204.9 percent to approximately $45,000 in the three months ended June 30, 2011 as compared to the same period in the prior year.

For the six months ended June 30, 2011, revenue associated with the operation of the Heliport increased 47.6% to approximately $4,131,000 as compared to the same period in the prior year.  Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 18.7 percent to approximately $2,888,000 as compared to the same period in the prior year.  Revenue associated with maintenance activities increased by 1.8 percent to approximately $270,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities increased by 76.8 percent to approximately $60,000 in the six months ended June 30, 2011 as compared to the same period in the prior year.

The increase in revenue associated with the operation of the Heliport was primarily related to the introduction of fuel services, which commenced in September 2010.  Fuel revenue at the Heliport was approximately $812,000 and $1,140,000 for the three months and six months ended June 30, 2011, respectively, and had no comparable revenue in the prior year periods.

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

The changes in maintenance revenue were due to differing levels of both charges for labor services and for parts as compared to each respective period in the prior year.  The primary reason for the decreases in the three month period ending June 30, 2011, was a generally lower level of activity associated with jet aircraft domiciled at the Pennsylvania facility.

The increases in revenue associated with the leasing of aircraft and office space along with the management on non-owned FBO facilities was primarily related to a one-time project executed on behalf of our non-owned FBO consulting client.

GROSS PROFIT

Total gross profit increased 27.9 percent to approximately $2,258,000 in the three months ended June 30, 2011 as compared with approximately $1,766,000 in the three months ended June 30, 2010.  Gross margin decreased to 49.4 percent in the three months ended June 30, 2011 as compared to 54.3 percent in the same period in the prior year.  The impact of fuel services at the Heliport operation was a major factor in both the increase in gross profit and on the decrease in gross margin.  Heliport fuel service gross margin was lower than the remaining Heliport gross margin and, therefore, had a negative effect on overall gross margin.

Total gross profit increased 24.7 percent to approximately $3,477,000 in the six months ended June 30, 2011 as compared with approximately $2,788,000 in the six months ended June 30, 2010.  Gross margin decreased to 47.3 percent in the six months ended June 30, 2011 as compared to 50.4 percent in the same period in the prior year.  The impact of fuel services at the Heliport operation was a major factor in both the increase in gross profit and on the decrease in gross margin.  Heliport fuel service gross margin was lower than the remaining Heliport gross margin and, therefore, had a negative effect on overall gross margin.

OPERATING EXPENSE

Selling, General and Administrative – FBO Operations

Selling, general and administrative (“SG&A”) expenses associated with our FBO operations were approximately $1,684,000 in the three months ended June 30, 2011, an increase of approximately $385,000 or 29.7 percent as compared to the three months ended June 30, 2010.  SG&A increased at the Heliport as a result of the fuel services during the three months ended June 30, 2011 as compared to no comparable activity in the same period during the prior year.  SG&A associated with our FBO operations, as a percentage of revenue, was 36.8 percent for the three months ended June 30, 2011 as compared with 40.0 percent in the corresponding prior year period.

For the six months ended June 30, 2011, SG&A expenses associated with our FBO operations were approximately $2,793,000, an increase of approximately $552,000 or 24.6 percent as compared to the six months ended June 30, 2010.  SG&A increased at the Heliport as a result of the fuel services during the three months ended June 30, 2011 as compared to no comparable activity in the same period during the prior year.  For the six months ended June 30, 2011, SG&A associated with our FBO operations, as a percentage of revenue, was 38.0 percent as compared with 40.5 percent in the corresponding prior year period.

Selling, General and Administrative – Corporate Operations

Corporate expense was approximately $48,000 and $131,000 for the three and six months ended June 30, 2011, respectively, representing a decrease of approximately $21,000 and $46,000, respectively, as compared with the corresponding prior year periods.   The decreases in the three and six months ended June 30, 2011, were driven largely by lower professional fees related to the transition to a new independent registered accounting firm and the elimination of certain legal and litigation settlement fees as compared to the prior year periods.

OPERATING INCOME (LOSS)

Operating income in the three and six months ended June 30, 2011 was approximately $525,000 and $552,000, respectively, as compared to operating income of approximately $399,000 and $368,000 in the same periods in 2010.  Improvements to operating income were driven by a combination of greater levels of levels of revenue and gross profit, which counterbalanced higher non-corporate operating expenses, as described above.

Depreciation and Amortization

Depreciation and amortization was approximately $167,000 and $76,000 for the six months ended June 30, 2011 and 2010, respectively.  The increase was largely attributed to the depreciation recorded in connection with the capital improvement program at the Heliport.

Interest Income/Expense

Interest income for the three and six months ended June 30, 2011 was approximately $9,200 and $18,800, respectively, as compared to $330 and $630 in three and six months ended June 30, 2010, respectively.  Interest expense for the three and six months ended June 30, 2011 was approximately $39,200 and $78,200, respectively, as compared to approximately $45,500 and $88,200, respectively, in the same periods in 2010.

Other Income/Expense
Other expense for the three and six months ended June 30, 2011 was approximately $43,600 and $76,800, respectively and is attributed largely to municipal taxes and fees.  Federal and state net operating loss carryforwards have offset current federal and state income taxes.

Net Income Per Share

Net income for the three and six months ended June 30, 2011 was approximately $276,000 and $240,000, respectively, as compared to net income of approximately $264,000 and $189,000 for the three and six months ended June 30, 2010, respectively.  The improvements were as a result of the items discussed above.

Basic and diluted net income per share for the three and six months ended June 30, 2011 was $0.01.  Basic and diluted net income per share for the three and six months ended June 30, 2010 was $0.01.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had cash of $995,492 and a working capital surplus of $720,451. We generated revenue of approximately $7,350,000 and net income of approximately $240,000 for the six months ended June 30, 2011.  For the six months ended June 30, 2011, cash flows included net cash provided by operating activities of $206,852, net cash used in investing activities of $819,639, and net cash used in financing activities of $59,128.

On July 20, 2011, we entered into a loan agreement (the “Loan Agreement”) with Bank of America.  The Loan Agreement provides us with (i) a revolving line of credit agreement (the “B of A Credit Facility”) in the amount of $650,000, and (ii) a $318,198 term loan facility (the “B of A Term Loan).

The B of A Credit Facility, which was fully extended at the filing of this report, requires interest payments based on outstanding balances at an interest rate of 30-day LIBOR plus 300 basis points, and is annually renewable at Bank of America’s option.  An annual fee of 0.50% is incurred against the total availability of the B of A Credit Facility.  The B of A Term Loan is amortized over 48 months at an interest rate of 4.2%.  A one-time origination fee of 1.0% was incurred for the B of A Term Loan.

We used $500,000 of the proceeds from the B of A Credit Facility to repay the revolving line of credit agreement (the “Prior Credit Facility”) dated March 3, 2009 and made jointly and severally by us and Airborne, Inc., a former subsidiary that was divested in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”).  The Prior Credit Facility required interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of June 30, 2011) and was payable upon demand by Birch Hill.

The use of proceeds of the B of A Term Loan was the repayment of the remaining principal that resulted when, on May 7, 2010, the Prior Credit Facility was modified to reduce the maximum line of credit to $500,000 and to reclassify the remaining $500,000 into a promissory note that provided for a 36-month amortization with a 24-month balloon payment of outstanding principal and interest at 7% per year.

We used $150,000 of the proceeds from the B of A Credit Facility, along with $600,000 in cash on hand, to repay a Loan Agreement with EuroAmerican Investment Corp. (“EuroAmerican”), pursuant to which EuroAmerican loaned the Company an aggregate of $750,000.

As a result of our repayment of the Prior Credit Facility and EuroAmerican loan, such arrangements have been terminated and Airborne is no longer a co-borrower.  The warrants issued to Birch Hill in connection with its financing event remain in place.

We are party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”).  Under the concession agreement, we must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement, which expires on October 31, 2018.  During the six months ended June 30, 2011, we incurred with the City of New York approximately $726,000 in concession fees, which is included in the cost of revenue.  We also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. At June 30, 2011, we had made approximately $1,840,000 in capital improvements at the Heliport pursuant to the concession agreement. We believe that cash flow from the operation of the Heliport will be sufficient to satisfy the minimum annual guarantee and to fund the remaining capital improvements as required under the agreement.

Cash from Operating Activities

For the six months ended June 30, 2011, net cash provided by operating activities was $332,267. This amount included an increase in operating cash related to net income of $239,842 and additions for the following items: (i) depreciation and amortization, $166,565; (ii) management fees recorded through additional paid in capital, $708,382; (iii) stock-based compensation expense, $3,498; (iv) accounts payable, $172,509, (v) customer deposits, $3,539; (vi) deferred income taxes, $176,000; and (vii) loss on disposition of equipment, $2,799.  The increase in cash used in operating activities in 2011 was offset by the following decreases: (i) accounts receivable, $285,222, (ii) inventories, $48,766; (iii) prepaid expenses, $46,779; (iv) deposits, $2,118; and (v) accrued expenses, $757,982.  For the six months ended June 30, 2010, net cash provided by operating activities was $1,012,970. This amount included an increase in operating cash related to net income of $188,921 and additions for the following items: (i) depreciation and amortization, $76,347; (ii) stock-based compensation expense, $7,784; (iii) inventories, $24,956; (iv) accounts payable, $246,192, (v) customer deposits, $60,618, (vi) accrued expenses, $473,204; (vii) security deposits, $50,126; and (vii) management fees recorded through additional paid in capital, $474,832.  The increase in cash used in operating activities in 2010 was offset by the following decreases: (i) accounts receivable, $394,124, (ii) prepaid expenses, $145,129, and (iii) deposits, $50,757.

Cash from Investing Activities

For the six months ended June 30, 2011, net cash used in investing activities was $819,639 and was attributable to the purchase of property and equipment of $931,196 offset by (i) the payment of notes receivable of $46,310; and (ii) proceeds from the disposition of equipment of $65,247.  For the six months ended June 30, 2010, net cash used in investing activities was $735,313 and was attributable to the purchase of property and equipment of $790,458 offset by the payment of notes receivable of $55,145.

Cash from Financing Activities

For the six months ended June 30, 2011, net cash used in financing activities was $59,128, consisting of the repayment of notes payable of $47,139 and purchase of common stock, retired, of $11,989.  For the six months ended June 30, 2010, net cash provided by financing activities was $58,611, consisting entirely of the repayment of notes payable of $58,611.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (principal executive and principal financial officer). *

32.1	Section 1350 Certification. *

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, the information in this exhibit shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement, prospectus or other document filed under the Securities Act of 1933, or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: August 14, 2011	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
President & Chief Executive Officer
(principal financial officer)