Form 10-Q
period 2011-09-30
Saker Aviation Services, Inc.
filed 2011-11-14
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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
Yes ☐          No ☒

As of November 14, 2011, the registrant had 33,040,422 shares of its common stock, $0.001 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2011

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$291,406	$1,541,992
Accounts receivable	1,736,361	1,360,203
Inventories	214,886	207,947
Note receivable – current portion, less discount	99,328	94,263
Prepaid expenses and other current assets	310,645	352,473
Deferred income taxes	294,000	294,000
Total current assets	2,946,626	3,850,878

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $769,710 and $668,260 respectively	2,473,392	1,918,104

OTHER ASSETS
Deposits	169,367	444,472
Note receivable, less current portion and discount	326,647	401,789
Intangible assets	135,000	100,000
Goodwill	2,368,284	2,368,284
Deferred income taxes	111,369	362,000
Total other assets	3,110,667	3,676,545
TOTAL ASSETS	$8,530,685	$9,445,527

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$851,019	$443,814
Customer deposits	186,719	240,415
Line of credit	650,000	500,000
Accrued expenses	150,784	1,406,475
Notes payable – current portion	523,611	248,000
Total current liabilities	2,362,133	2,838,704

LONG-TERM LIABILITIES
Notes payable - less current portion	1,978,511	1,106,475
Total liabilities	4,340,644	3,945,179

STOCKHOLDERS’ EQUITY
Controlling interest
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000;
33,040,422 and 33,164,453 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	33,040	33,164
Additional paid-in capital	19,842,293	19,651,434
Accumulated deficit	(15,685,292)	(16,070,005)
Total controlling interest	4,190,041	3,614,593
Non-controlling interest	—	1,885,755
TOTAL STOCKHOLDERS’ EQUITY	4,190,041	5,500,348
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,530,685	$9,445,527

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUE	$4,643,683	$2,922,363	$11,993,660	$8,453,888
COST OF REVENUE	2,775,001	1,311,187	6,648,196	4,055,185
GROSS PROFIT	1,868,682	1,611,176	5,345,465	4,398,703

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,458,146	1,254,429	4,382,877	3,673,685

OPERATING INCOME	410,536	356,747	962,587	725,018

OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	4,332	(2,980)	20,018	(94,715)
INTEREST INCOME	5,642	816	24,455	1,449
INTEREST EXPENSE	(39,914)	(43,177)	(118,108)	(131,425)
TOTAL OTHER INCOME (EXPENSE)	(29,940)	(45,341)	(73,635)	(224,691)

INCOME BEFORE INCOME TAX EXPENSE	380,596	311,406	888,952	500,327

INCOME TAX EXPENSE	(235,725)	—	(504,239)	—

NET INCOME	$144,871	$311,406	$384,713	$500,327

Net income per Common Share – Basic and Diluted	$0.00	$0.01	$0.01	$0.02

Weighted Average Number of Common Shares Outstanding – Basic	33,040,422	33,164,453	33,045,420	33,164,453

Weighted Average Number of Common Shares Outstanding – Diluted	34,844,369	33,164,453	34,849,367	33,164,453

 See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$384,713	$500,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	259,551	122,787
Management fee recorded through additional paid in capital	745,669	796,887
Loss on dispositions of equipment	2,799	—
Stock based compensation	5,247	10,783
Changes in operating assets and liabilities:
Accounts receivable	(376,158)	(471,673)
Inventories	(6,939)	27,652
Prepaid expenses and other current assets	41,828	(64,204)
Deposits	275,105	(26,670)
Deferred income taxes	250,631
Accounts payable	407,205	(32,816)
Customer deposits	(53,696)	9,930
Accrued expenses	(1,255,691)	396,402
Security deposits	—	25,224
TOTAL ADJUSTMENTS	295,551	(2,585)

NET CASH PROVIDED BY OPERATING ACTIVITIES	680,264	497,742

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of equipment	65,247	—
Payment of note receivable	70,077	86,645
Purchase of property and equipment	(917,885)	(893,829)
NET CASH USED IN INVESTING ACTIVITIES	(782,561)	(807,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of common stock, retired	(11,989)	—
Line of credit, net	150,000	—
Redemption of non-controlling interest	(476,995)	—
Repayment of notes payable	(809,305)	(143,088)
NET CASH USED IN FINANCING ACTIVITIES	(1,148,289)	(143,088)

NET CHANGE IN CASH	(1,250,586)	344,357

CASH – Beginning	1,541,992	574,847
CASH – Ending	$291,406	$919,204

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$118,108	$131,425

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Line of credit restructuring	$—	$500,000
Increase in Notes Payable for the Redemption of non-controlling interest	$1,956,952	$—

 See notes to condensed consolidated financial statements.

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

The condensed consolidated balance sheet as of September 30, 2011 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2011 and 2010 have been prepared by the Company without audit. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of September 30, 2011 and its results of operations for the three and nine months and cash flows for the nine months ended September 30, 2011 not misleading have been included.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Management’s Liquidity Plans

As of September 30, 2011, the Company had cash of $291,406 and had a working capital surplus of $584,493. The Company generated revenue of approximately $11,994,000 and net income of approximately $385,000 for the nine months ended September 30, 2011.

On September 21, 2011, the Company entered into an agreement with Bank of America whereby the bank established an equipment line of credit for up to $130,000.  As of May 1, 2012, the principal amount drawn by the company against the line of credit will be converted into a term loan (the “B of A Equipment Loan”).  The B of A Equipment Loan shall be amortized over five years and shall bear interest at a rate equal to the bank’s prime rate plus 1.5 percentage points.

On July 20, 2011, the Company entered into a loan agreement (the “Loan Agreement”) with Bank of America.  The Loan Agreement provides the Company with (i) a revolving line of credit agreement (the “B of A Credit Facility”) in the amount of $650,000, and (ii) a $318,198 term loan facility (the “B of A Term Loan).

The B of A Credit Facility, which was fully extended as of September 30, 2011, requires interest payments based on outstanding balances at an interest rate of 30-day LIBOR plus 300 basis points, and is annually renewable at Bank of America’s option.  An annual fee of 0.50% is incurred against the total availability of the B of A Credit Facility.  The B of A Term Loan is amortized over 48 months at an interest rate of 4.2%.  A one-time origination fee of 1.0% was incurred at the commencement of the B of A Term Loan.

The Company used $500,000 of the proceeds from the B of A Credit Facility to repay the revolving line of credit agreement (the “Prior Credit Facility”) dated March 3, 2009 and made jointly and severally by the Company and Airborne, Inc., a former subsidiary that was divested in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”).  The Prior Credit Facility required interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of July 20, 2011) and was payable upon demand by Birch Hill.

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

The Company used $150,000 of the proceeds from the B of A Credit Facility, along with $600,000 in cash on hand, to repay a Loan Agreement with EuroAmerican Investment Corp. (“EuroAmerican”), pursuant to which EuroAmerican loaned the Company an aggregate of $750,000.  The EuroAmerican loan required interest-only payments at a rate of 12%.

As a result of the Company’s repayment of the Prior Credit Facility and EuroAmerican loan, such arrangements have been terminated and Airborne is no longer a co-borrower.  The warrants originally issued to Birch Hill in connection with the Prior Credit Facility remain in place.

The Company is party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”).  Under this agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement, which expires on October 31, 2018.  During the nine months ended September 30, 2011, the Company incurred with the City of New York approximately $1,370,000 in concession fees, which is included in the cost of revenue.  The Company also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. At September 30, 2011, the Company had made approximately $1,975,000 in capital improvements at the Heliport pursuant to the concession agreement.

On August 29, 2011, the Company entered into a Redemption Agreement with the non-controlling interest in a subsidiary of the Company.  As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement and the balance is recorded as a liability at a discount rate of seven (7%) percent.  Continuing earn-out payments shall be paid on monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts plus (ii) five percent (5%) of the subsidiary’s pre-tax profit.  See also Note 5 – Stockholder’s Equity.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, FBO Air Wilkes-Barre, Inc. d/b/a Saker Aviation Services (“FBOWB”), FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”), and FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011*	2010*	2011*	2010*
Weighted average common shares outstanding, basic	33,040,422	33,164,453	33,045,420	33,164,453
Common shares upon exercise of options	1,803,947	—	1,803,947	—
Weighted average common shares outstanding, diluted	34,844,369	33,164,453	34,849,367	33,164,453

* Outstanding stock options and warrants aggregating 900,000 and 8,303,587, respectively, were excluded from the compilation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock for the three and nine months ended September 30, 2011 and 2010, respectively.

Stock Based Compensation
Stock-based compensation expense for all stock-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term.  For the nine months ended September 30, 2011 and 2010, the Company incurred stock-based compensation of $5,247 and $9,219, respectively.  Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.  As of September 30, 2011, the unamortized fair value of the options totaled $11,250.

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

NOTE 4 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers.  The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.  A summary of inventories as of September 30, 2011 and December 31, 2010 is set forth in the following table:

	September 30, 2011	December 31, 2010
Parts inventory	$103,910	$105,675
Fuel inventory	100,128	90,969
Other inventory	10,848	11,303
Total inventory	$214,886	$207,947

Included in inventories are amounts held for third parties of $57,137 and $106,547 as of September 30, 2011 and December 31, 2010, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 - Stockholders’ Equity

Stock Options
Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2011	1,525,000	$0.22
Granted	—	—
Exercised	—	—
Forfeited	(250,000)	(0.50)
Balance, September 30, 2011	1,275,000	$0.16
Exercisable at September 30, 2011	675,000	$0.14

On March 31, 2011, an option for 250,000 shares expired.

Warrants
Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2011	7,325,000	$0.80
Granted	350,000	0.10
Exercised	—	—
Forfeited	(4,425,000)	(1.00)
Balance, September 30, 2011	3,250,000	$0.06
Exercisable at September 30, 2011	3,250,000	$0.06

On September 1, 2011, warrants collectively representing 4,425,000 shares expired.

On August 29, 2011, 350,000 warrants were issued in connection with the Company’s consummation of the Redemption Agreement described in Note 2 – Management’s Liquidity Plan.

NOTE 6 – Related Parties

The law firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, a member of the Company’s Board of Directors, is a managing partner of this firm. During the nine months ended September 30, 2011 and 2010, the Company was billed approximately $1,000 and $77,300, respectively, for legal services.  At September 30, 2011 and December 31, 2010, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $4,200 and $52,000, respectively, related to legal services provided by such firm.

Effective November 2008, the Company executed a management agreement with a company which had a non-controlling interest in a subsidiary of the Company.  The owners of this company include the children of a member of the Company’s Board of Directors.  The agreement requires a management fee of 10% of gross receipts of the subsidiary and a “success fee” of 50% of pre-tax profits; as such term is defined in the management agreement.  Total fees in the nine months ended September 30, 2011 and 2010 aggregated approximately $1,758,000 and $1,300,000, respectively.

On August 29, 2011, the Company entered into a Redemption Agreement with the non-controlling interest in a subsidiary of the Company.  As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account.  Such earn-out shall be paid on monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts plus (ii) five percent (5%) of the subsidiary’s pre-tax profit.

On August 29, 2011, the Company entered into an Assignment Agreement with William B. Wachtel, a member of the Company’s Board of Directors, in connection with the Redemption Agreement.  Mr. Wachtel provided a cash payment of $444,000 and was assigned the commensurate security interests, previously held by the non-controlling interest, in a security deposit made on behalf of one of the Company’s subsidiaries.  Mr. Wachtel was also issued a warrant as described in Note 5 – Stockholder’s Equity.

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

Our business activities are carried out at the Wilkes-Barre/Scranton (Pennsylvania) International Airport, the Garden City (Kansas) Regional Airport, the Downtown Manhattan (New York) Heliport, and at Niagara Falls (New York) International Airport where we provide consulting services to the operator.

The FBO segment of the industry is highly fragmented and is populated by, according to the National Air Transportation Association (“NATA”), over 3,000 operators who serve customers at one or more of the over 3,000 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these companies are single location operators. NATA characterizes companies with operations at three or more airports as “chains.” An operation with FBOs in at least two distinctive regions of the United States is considered a “national” chain while multiple locations within a single region are “regional” chains.

REVENUE AND OPERATING RESULTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three and Nine months ended September 30, 2011 and September 30, 2010.

REVENUE

Revenue increased by 58.9 percent to approximately $4,644,0000 for the three months ended September 30, 2011 as compared with corresponding prior-year period revenue of approximately $2,922,000.  For the nine months ended September 30, 2011, revenue increased by 41.9 percent to approximately $11,994,000 as compared with revenue of approximately $8,454,000 in the same period in the prior year.

For the three months ended September 30, 2011, revenue associated with the operation of the Downtown Manhattan Heliport (“Heliport”) increased by 71.7 percent to approximately $2,739,000 as compared to approximately $1,596,000 in the prior year period.  Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 48.7 percent to approximately $1,786,000 as compared to the same period in the prior year.  Revenue associated with maintenance activities decreased by 1.9 percent to approximately $109,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 34.4 percent to approximately $9,800 in the three months ended September 30, 2011 as compared to the same period in the prior year.

For the nine months ended September 30, 2011, revenue associated with the operation of the Heliport increased 56.3 percent to approximately $6,871,000 as compared to the same period in the prior year.  Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 29.0 percent to approximately $4,689,000 as compared to the same period in the prior year.  Revenue associated with maintenance activities increased by 0.7 percent to approximately $379,000 as compared to the same period in the prior year.  Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities increased by 11.7 percent to approximately $55,000 in the nine months ended September 30, 2011 as compared to the same period in the prior year.

The increase in revenue associated with the operation of the Heliport was primarily related to the introduction of fuel services, which commenced in September 2010.  Fuel revenue at the Heliport was approximately $833,000 and $1,973,000 for the three months and nine months ended September 30, 2011, respectively, as compared to approximately $33,000 in the three and nine months ended September 30, 2010.

The increases in revenue associated with the sale of jet fuel, aviation gasoline and related items were related to a combination of comparable volume along with higher average fuel prices as compared with the prior year.  We generally price our fuel products on a fixed dollar margin basis.  As the cost of fuel increases, the corresponding customer price increases as well.  If volume is constant, this methodology yields higher revenue but at comparable gross profit.

The changes in maintenance revenue were due to differing levels of both charges for labor services and for parts as compared to each respective period in the prior year.  The primary reason for the decreases in the three month period ending September 30, 2011, was a generally lower level of activity associated with jet aircraft domiciled at the Pennsylvania facility.

The increases in revenue associated with the leasing of aircraft and office space along with the management on non-owned FBO facilities was primarily related to a one-time project executed on behalf of our non-owned FBO consulting client.

GROSS PROFIT

Total gross profit increased 16.0 percent to approximately $1,869,000 in the three months ended September 30, 2011 as compared with approximately $1,611,000 in the three months ended September 30, 2010.  Gross margin decreased to 40.2 percent in the three months ended September 30, 2011 as compared to 55.1 percent in the same period in the prior year.  The impact of fuel services at the Heliport operation was a major factor in both the increase in gross profit and on the decrease in gross margin.  Heliport fuel service gross margin was lower than the remaining Heliport gross margin and, therefore, had a negative effect on overall gross margin.

Total gross profit increased 21.5 percent to approximately $5,346,000 in the nine months ended September 30, 2011 as compared with approximately $4,399,000 in the nine months ended September 30, 2010.  Gross margin decreased to 44.6 percent in the nine months ended September 30, 2011 as compared to 52.0 percent in the same period in the prior year.  The impact of fuel services at the Heliport operation was a major factor in both the increase in gross profit and on the decrease in gross margin.  Heliport fuel service gross margin was lower than the remaining Heliport gross margin and, therefore, had a negative effect on overall gross margin.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative (“SG&A”) expenses were approximately $1,458,000 in the three months ended September 30, 2011, an increase of approximately $203,700 or 16.2 percent as compared to the same period in 2010.

SG&A associated with our FBO operations were approximately $1,399,000 in the three months ended September 30, 2011, an increase of approximately $181,000 or 14.8 percent as compared to the three months ended September 30, 2010.  SG&A increased at the Heliport as a result of the fuel services during the three months ended September 30, 2011 as compared to minimal comparable activity in the same period during the prior year.  SG&A associated with our FBO operations, as a percentage of revenue, was 30.1 percent for the three months ended September 30, 2011 as compared with 41.7 percent in the corresponding prior year period.

Corporate SG&A was approximately $59,000 for the three months ended September 30, 2011, representing a decrease of approximately $23,000 as compared with the corresponding prior year period.   The decrease in the three months ended September 30, 2011, was driven largely by the elimination of certain litigation-related settlement fees and expenses as compared to the prior year period.

For the nine months ended September 30, 2011, total SG&A expenses were approximately $4,383,000, an increase of approximately $709,000 or 19.3 percent as compared to the same period in 2010.

SG&A associated with our FBO operations were approximately $4,203,000, an increase of approximately $725,000 or 20.8 percent as compared to the nine months ended September 30, 2010.  SG&A increased at the Heliport as a result of the fuel services during the three months ended September 30, 2011 as compared to minimal comparable activity in the same period during the prior year.  For the nine months ended September 30, 2011, SG&A associated with our FBO operations, as a percentage of revenue, was 35.0 percent as compared with 41.1 percent in the corresponding prior year period.

Corporate SG&A was approximately $180,000 for the nine months ended September 30, 2011, representing a decrease of approximately $15,000 as compared with the corresponding prior year period.   The decrease in the nine months ended September 30, 2011, was driven largely by the elimination of certain litigation-related settlement fees and expenses as compared to the prior period.

OPERATING INCOME

Operating income in the three and nine months ended September 30, 2011 was approximately $410,000 and $963,000, respectively, as compared to operating income of approximately $356,000 and $725,000 in the same periods in 2010.  Improvements to operating income were driven by a combination of greater levels of levels of revenue and gross profit, which counterbalanced higher non-corporate operating expenses, as described above.

Depreciation and Amortization

Depreciation and amortization was approximately $260,000 and $123,000 for the nine months ended September 30, 2011 and 2010, respectively.  The increase was largely attributed to the depreciation recorded in connection with the capital improvement program at the Heliport as described in Note 2 to the Condensed Consolidated Financial Statements included in Part 1, Item 1 of the report.

Interest Income/Expense

Interest income for the three and nine months ended September 30, 2011 was approximately $5,600 and $24,500, respectively, as compared to $800 and $1,400 in three and nine months ended September 30, 2010, respectively.  Interest expense for the three and nine months ended September 30, 2011 was approximately $40,000 and $118,000, respectively, as compared to approximately $43,000 and $131,000, respectively, in the same periods in 2010.

Other Income
Other income for the three and nine months ended September 30, 2011 was approximately $4,300 and $20,000, respectively and is attributed largely to the forgiveness of debt associated with a financing agreement in connection with an acquisition made in 2009.

Income Tax
Income tax expense for the three and nine months ended September 30, 2011 was approximately $236,000 and $504,000, respectively.  Included in these amounts are paid actual or estimated federal, state, and local income taxes along with a charge for deferred income tax at our estimated blended effective tax rate of 39 percent.  Paid actual or estimated taxes were approximately $161,000 and $253,000 and deferred income taxes were approximately were $86,000 and $262,000 for the three and nine months ended September 30, 2011.

Net Income Per Share

Net income for the three and nine months ended September 30, 2011 was approximately $145,000 and $385,000, respectively, as compared to net income of approximately $311,000 and $500,000 for the three and nine months ended September 30, 2010, respectively.  The decreases are related to charges for income tax expense of approximately $236,000 and $504,000 in the three and nine months ended September 30, 2011, respectively, as compared to $0 and approximately $89,000 in the three and nine months ended September 30, 2010.

Basic and diluted net income per share for the three and nine months ended September 30, 2011 was $0.00 and $0.01, respectively.  Basic and diluted net income per share for the three and nine months ended September 30, 2010 was $0.01 and $0.02, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had cash of $291,406 and a working capital surplus of $584,493. We generated revenue of approximately $11,994,000 and net income of approximately $385,000 for the nine months ended September 30, 2011.  For the nine months ended September 30, 2011, cash flows included net cash provided by operating activities of $680,264, net cash used in investing activities of $782,561, and net cash used in financing activities of $1,148,289.

On September 21, 2011, we entered into an agreement with Bank of America whereby the bank established an equipment line of credit for up to $130,000.  As of May 1, 2012, the principal amount drawn against the line of credit will be converted into a term loan (the “B of A Equipment Loan”).  The B of A Equipment Loan shall be amortized over five years and shall bear interest at a rate equal to the bank’s prime rate plus 1.5 percentage points.

On July 20, 2011, we entered into a loan agreement (the “Loan Agreement”) with Bank of America.  The Loan Agreement provides us with (i) a revolving line of credit agreement (the “B of A Credit Facility”) in the amount of $650,000, and (ii) a $318,198 term loan facility (the “B of A Term Loan).

The B of A Credit Facility, which was fully extended at the filing of this report, requires interest payments based on outstanding balances at an interest rate of 30-day LIBOR plus 300 basis points, and is annually renewable at Bank of America’s option.  An annual fee of 0.50% is incurred against the total availability of the B of A Credit Facility.  The B of A Term Loan is amortized over 48 months at an interest rate of 4.2%.  A one-time origination fee of 1.0% was incurred at the commencement of the B of A Term Loan.

We used $500,000 of the proceeds from the B of A Credit Facility to repay the revolving line of credit agreement (the “Prior Credit Facility”) dated March 3, 2009 and made jointly and severally by us and Airborne, Inc., a former subsidiary that was divested in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”).  The Prior Credit Facility required interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of July 20, 2011) and was payable upon demand by Birch Hill.

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

We used $150,000 of the proceeds from the B of A Credit Facility, along with $600,000 in cash on hand, to repay a Loan Agreement with EuroAmerican Investment Corp. (“EuroAmerican”), pursuant to which EuroAmerican loaned the Company an aggregate of $750,000. The EuroAmerican loan required interest-only payments at a rate of 12%.

As a result of our repayment of the Prior Credit Facility and EuroAmerican loan, such arrangements have been terminated and Airborne is no longer a co-borrower.  The warrants originally issued to Birch Hill in connection with the Prior Credit Facility remain in place.

We are party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”).  Under the concession agreement, we must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement, which expires on October 31, 2018.  During the nine months ended September 30, 2011, we incurred with the City of New York approximately $1,370,000 in concession fees, which is included in the cost of revenue.  We also agreed, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements and another $1,000,000 by the end of the fifth year of the Agreement. At September 30, 2011, we had made approximately $1,975,000 in capital improvements at the Heliport pursuant to the concession agreement.

On August 29, 2011, we entered into a Redemption Agreement with the non-controlling interest in one of our subsidiaries.  As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account.  Such earn-out shall be paid on monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts plus (ii) five percent (5%) of the subsidiary’s pre-tax profit.

Cash from Operating Activities

For the nine months ended September 30, 2011, net cash provided by operating activities was $680,264. This amount included an increase in operating cash related to net income of $384,713 and additions for the following items: (i) depreciation and amortization, $259,551; (ii) management fees recorded through additional paid in capital, $745,669; (iii) stock-based compensation expense, $5,247; (iv) accounts payable, $407,205; (v) deposits, $275,105; (vi) deferred income taxes, $250,631; (vii) prepaid expenses, $41,828; and (viii) loss on disposition of equipment, $2,799.  The increase in cash used in operating activities in 2011 was offset by the following decreases: (i) accounts receivable, $376,158; (ii) inventories, $6,939; (iii) customer deposits, $53,696; and (v) accrued expenses, $1,255,691.  For the nine months ended September 30, 2010, net cash provided by operating activities was $497,742. This amount included an increase in operating cash related to net income of $500,327 and additions for the following items: (i) depreciation and amortization, $122,787; (ii) stock-based compensation expense, $10,783; (iii) inventories, $27,652; (iv) customer deposits, $9,930; (v) accrued expenses, $396,402; (vi) security deposits, $25,224; and (vii) management fees recorded through additional paid in capital, $796,887.  The increase in cash used in operating activities in 2010 was offset by the following decreases: (i) accounts receivable, $471,673; (ii) prepaid expenses, $64,204; (iii) accounts payable, $32,816; and (iv) deposits, $26,670.

Cash from Investing Activities

For the nine months ended September 30, 2011, net cash used in investing activities was $782,561 and was attributable to the purchase of property and equipment, $917,885 offset by the payment of notes receivable of $70,077; and (iv) proceeds from the disposition of equipment of $65,247.  For the nine months ended September 30, 2010, net cash used in investing activities was $807,184 and was attributable to the purchase of property and equipment of $893,829, principally capital expenditures associated with the Heliport, offset by the payment of notes receivable of $86,645.

Cash from Financing Activities

For the nine months ended September 30, 2011, net cash used in financing activities was $1,148,289, consisting of (i) the redemption of non-controlling interest, $476,995; (ii) the repayment of notes payable, $809,305; offset by (iii) line of credit, net, $150,000; and (iv) purchase of common stock, retired, $11,989.  For the nine months ended September 30, 2010, net cash provided by financing activities was $143,088, consisting of the payment of notes payable.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" relating to our business. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

•	our ability to secure additional debt or equity financing, if required, to execute our business plan;

•	our ability to identify, negotiate and complete the acquisition of targeted operators, consistent with our business plan;

•	existing or new competitors consolidating operators ahead of us;

•	our ability to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2010 under the heading “Risk Factors” and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

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

PART II – OTHER INFORMATION

Item 5 – Other Information

On August 29, 2011, we entered into a Redemption Agreement with the non-controlling interest in one of our subsidiaries.  As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account.  Such earn-out shall be paid on monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts plus (ii) five percent (5%) of the subsidiary’s pre-tax profit.

Item 6 - Exhibits

Exhibit No.	Description of Exhibit

10.1	Bank of America Loan Agreement covering $650,000 Line of Credit and $318,198 Term Loan

10.2	Bank of America Equipment Line of Credit/Term Loan Agreement

10.3	Empire Aviation Redemption Agreement

10.4	Wachtel Assignment Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (principal executive and principal financial officer). *

32.1	Section 1350 Certification. *

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

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

Saker Aviation Services, Inc.

Date: November 14, 2011	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
President & Chief Executive Officer
(principal financial officer)