Form 10-K
period 2011-12-31
Saker Aviation Services, Inc.
filed 2012-03-27
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,131,532.

As of March 26, 2012, the Registrant had 33,040,422 shares of its Common Stock, $.001 par value, issued and outstanding.

Documents incorporated by reference: None

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN ITEM 1A, “RISK FACTORS” AND ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” OF THIS ANNUAL REPORT ON FORM 10-K. SEE ALSO “FORWARD-LOOKING STATEMENTS” WITHIN SUCH ITEM 7 OF THIS ANNUAL REPORT ON FORM 10-K.

PART I

ITEM 1.	BUSINESS

General

Saker Aviation Services, Inc. (“we”, “us”, “our”) is a Nevada corporation, the common stock, $0.001 par value (the “common stock”), of which is publicly traded on the over the counter bulletin board system under the symbol “SKAS.OB”. Through our subsidiaries, we operate in the fixed base operation (“FBO”) segment of the general aviation industry, in which we serve as the operator of a heliport FBO, two primarily fixed-wing aircraft FBOs and provide consulting services for an FBO facility that we do not own. FBOs provide ground-based services, such as fueling and hangaring for general aviation, commercial and military aircraft; aircraft maintenance; and other miscellaneous services.

We were formed on January 17, 2003 (our date of inception) as a proprietorship and were incorporated in Arizona on January 2, 2004. We became a public company as a result of a reverse merger transaction on August 20, 2004 with Shadows Bend Development, Inc., an inactive public Nevada corporation and subsequently changed our name to FBO Air, Inc. On December 12, 2006, we changed our name to FirstFlight, Inc. On September 2, 2009, we changed our name to Saker Aviation Services, Inc.

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

The FBO segment of the general aviation industry is highly fragmented. According to the National Air Transportation Association (“NATA”), the industry is populated by over 3,000 operators that serve customers at one or more of over 3,000 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these companies are single location operators. NATA characterizes companies with operations at three or more airports as “chains.” An operation with FBOs in at least two distinctive regions of the country is considered a “national” chain while multiple locations within a single region are considered “regional” chains.

We believe the general aviation market has been historically cyclical, with revenue correlated to general U.S. economic conditions. Although not truly seasonal in nature, historically the spring and summer months tend to generate higher levels of revenue and our operations follow that trend.

Suppliers and Raw Materials

Our principal materials are aviation fuel and aircraft parts. We obtain aviation fuel, component parts and other supplies from a variety of sources, generally from more than one supplier. Our suppliers and sources are both domestic and foreign, and we believe that our sources of materials are adequate to meet our needs for the foreseeable future. We do not believe the loss of any one supplier would have a material adverse effect on our business or results of operations. We generally purchase our supplies on the open market, where certain commodities have fluctuated in price significantly in recent years. We have not experienced any significant shortage of our key supplies.

Marketing and Sales

The main goal of our marketing and sales efforts is to increase traffic at our facilities, which is intended to drive revenue through the incremental sale of products and services. Our primary marketing tactic in this regard is to focus advertising efforts in the environments (web, periodical and industry publications) where the pilot and aviation-user community might be introduced to our brand name. We intend to continue to invest in modest improvements to our sales and marketing strategies to drive revenue growth.

Government Approvals

The aviation services that we provide are generally performed on municipal or other government owned real estate properties. Accordingly, at times we will need to obtain certain consents or approvals from government entities in conjunction with our operations. These consents are typically in the form of a lease agreement, as is the case at our Pennsylvania and Kansas facilities, or a concession agreement, as is the case with our New York facility. There can be no assurance that we shall obtain further consents or approvals on favorable terms or be able to renew existing consents or approvals on favorable terms, if at all.

Government Regulation

We are subject to a variety of governmental laws and regulations that apply to companies in the aviation industry. These include compliance with the Federal Aviation Administration (“FAA”) rules and regulations and local, regional and national rules and regulations as they relate to environmental matters. We believe we are in compliance with, and intend to continue to comply with, all applicable government regulations. The adoption of new regulations could result in increased costs and have an adverse impact on our results of operations. In the event we are unable to remain compliant with applicable rules and regulations, our business may be adversely affected.

Competition

The FBO segment of the aviation services industry is competitive in both pricing and service because aircraft in transit are able to choose from a number of FBO options within a 200-300 mile radius. The vast majority of FBO operators are independent, single location operators. We are the sole FBO at each of our current facilities. As such, we face no direct on-airport competition, but do realize competitive pressure on pricing and services from FBO facilities at other airports, depending on inbound passenger’s travel flexibility.

We plan to grow our business through both internal development of existing resources and facilities and through the potential acquisition of other related business. We anticipate that our larger size will provide us with greater buying power from suppliers and therefore provide us with lower costs. Lower costs would allow for a more aggressive pricing policy against some competitors. More importantly, we believe that the higher level of customer service offered in our facilities will allow us to draw additional aircraft traffic and thus compete successfully against other FBOs of all sizes.

However, there can be no assurance that we will be able to compete successfully in the highly competitive aviation industry.

Costs and Effects of Complying With Environmental Laws

We are subject to a variety of federal, state and local environmental laws and regulations, including those governing health and safety requirements, the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean-up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and may be periodically subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We intend to comply with these laws and regulations, however, from time to time, our operations may not be in full compliance with the terms and conditions of our permits or licenses. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations are in material compliance with applicable environmental laws and requirements and that any non-compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws and requirements have not been material. We consider the cost of compliance with environmental laws a normal cost of operations.

Employees

As of December 31, 2011, we employed 58 persons, 44 of which were employed on a full-time basis, and one of which was an executive officer. Substantially all of our personnel are employed at our operations in Pennsylvania, New York and Kansas.

ITEM 1A.	RISK FACTORS

The following risk factors relate to our operations:

We may have a need for additional financing to expand our business.

Certain of the potential sellers of FBOs we may seek to acquire in the future may accept shares of our common stock or other securities as payment by us for the acquisition. However, we believe that most will likely seek cash payments, whether paid at the closing or in post-closing installment payments. There can be no assurance that our operations will generate sufficient cash flow to meet these acquisition obligations. Accordingly, we anticipate the need to seek additional equity or debt financing to meet any cash requirements for acquisitions. Any such financing will be dependent on general market conditions and the stock market’s evaluation of our performance and potential. Accordingly, we can give no assurance that we will obtain such equity or debt financing and, even if we do, that the terms would be satisfactory to us.

We could be adversely affected by increases in fuel prices.

Our operations could be significantly affected by the availability and price of jet fuel. A significant increase in jet fuel prices would most likely have a material impact on our ability to achieve and maintain profitability unless we are able to pass on such costs to our customers. Due to the competitive nature of the industry, our ability to pass on increased fuel prices by increasing our rates is uncertain. Likewise, any potential benefit of lower fuel prices may be offset by increased competition and lower revenue, in general. While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are new outbreaks of hostility or other conflicts in oil producing areas or elsewhere, there could be a reduction in the availability of jet fuel or significant increases in costs to our business, as well as to the entire aviation industry.

We could be adversely affected by the loss of certain key customers or the inability of such key customers to pay amounts due to us.

For the fiscal year ended December 31, 2011, two customers represented approximately 37.0% of our revenue. The loss of these two customers could represent a significant decrease in revenue that may adversely affect our business and result of operations. Additionally, four accounts represented approximately 82.1% of the balance of accounts receivable at December 31, 2011. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. We currently anticipate collection of all of the accounts receivable represented by these four accounts, but if these four customers become unable to pay their balances due to us, it could adversely affect our business and result of operations.

The continued threat of terrorist actions may result in less demand for private aviation and, as a result, our revenue may be adversely affected and we may not be able to continue successful operations.

Terrorist actions involving public and private aircraft may have a significant adverse impact on us. As a result of these actions, individuals and corporate customers may cease using private aircraft as a means of transportation or reduce their use of such aircraft, or we could become subject to burdensome regulations that would lower our results of operations. In either event, we would be unable to maintain sales and may be unable to continue our operations on a successful basis.

The FBO segment of the aviation services industry in which we operate is fiercely competitive.

We compete with national, regional, and local FBO operators. Many of our competitors have been in business longer than we have and have greater financial resources available to them. Having greater financial resources will make it easier for these competitors to absorb higher fuel prices and other increases in expenses. In addition, these competitors might seek acquisitions in regions and markets competitive to us, which could have an adverse affect on our business and results of operations. Accordingly, we can give no assurance that we will be able to successfully compete in our industry.

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

The proposal and enactment of additional laws and regulations , as well as any charges that we have not complied with any such laws and regulations, could significantly increase the cost of our operations or reduce overall revenue. We cannot provide assurance that laws or regulations enacted in the future will not adversely affect our business and results of operations.

We must maintain and add key management and other personnel.

Our future success is heavily dependent on the performance of our principal executive officer and our managers. We have entered into an employment agreement with our President and Chief Executive Officer, Ronald J. Ricciardi. Our growth and future success depends, in large part, on the continued contributions of Mr. Ricciardi and our ability to retain the services of Mr. Ricciardi. Mr Ricciardi is currently our only executive officer and if we are unable to retain his services, we will have no executive officers until the Board takes appropriate action. Our growth and future success also depends on other key individuals, as well as our ability to motivate and retain these personnel or hire other persons. Although we believe we will be able to retain and hire qualified personnel, we can give no assurance that we will be successful in retaining and recruiting such personnel in sufficient numbers to increase revenue, maintain profitability or successfully implement our growth strategy.

We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses.

We are subject to a variety of federal, state and local environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean-up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and may be periodically subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations, the failure to have required permits or the failure to comply with the terms and conditions of such permits. We intend to comply with these laws and regulations, however, from time to time, our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations are in material compliance with applicable environmental laws, requirements and permits and any lapses in compliance are not expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws, requirements and permits have not been material; however, the operation our business entails risks in these areas and a failure by us to comply with applicable environmental laws, regulations or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup and/or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated and our business and results of operations could be harmed.

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

The Securities and Exchange Commission (the “Commission”) has adopted a set of rules called the “penny stock rules” that regulate broker-dealers with respect to trading in securities with a bid price of less than $5.00. These rules do not apply to securities registered on certain national securities exchanges (including the Nasdaq Stock Market), provided that current price and volume information regarding transactions in such securities is provided by the exchange or system. Our stock is not listed on such an exchange and we have no expectation that our common stock will be listed on such an exchange in the future. The penny stock rules also require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. Additionally, the broker-dealer must provide the customer with other information. The penny stock rules require that, prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser. The broker-dealer must also receive the purchaser’s written agreement to the transaction. These disclosure requirements may reduce the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. If a market ever does develop for our common stock, as to which we can give no assurance, and it should remain subject to the penny stock rules, holders of our common stock may find it more difficult to sell their shares of our common stock. Because we are subject to the penny stock rules, our stock lacks the liquidity of stock not subject to such rules.

Potential additional financings, the granting of additional stock options and anti-dilution provisions in our warrants could further dilute our existing stockholders.

As of March 26, 2012, there were 33,040,422 shares of our common stock outstanding. If all of our outstanding common stock purchase warrants and options were exercised, there would be 39,640,422 shares outstanding, an increase of 20.0%. Any further issuances due to additional equity financings, the granting of additional options or the anti-dilution provisions in our warrants could further dilute our existing stockholders.

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

Our board of directors currently has the right, with respect to the 9,999,154 authorized shares of our preferred stock, to authorize the issuance of one or more series of our preferred stock with such voting, dividend and other rights as our directors determine. Such action can be taken by our board without the approval of the holders of our common stock. However, a majority of the independent directors must approve such issuance under a policy adopted by the Saker board of directors on March 19, 2006. Accordingly, the holders of any new series of preferred stock could be granted voting rights that reduce the voting power of the holders of our common stock. For example, the preferred holders could be granted the right to vote on a merger as a separate class even if the merger would not have an adverse effect on their rights. This right, if granted, would give such preferred holders a veto with respect to any merger proposal. Alternatively, such preferred holders could be granted a large number of votes per share while voting as a single class with the holders of our common stock, thereby diluting the voting power of the holders of our common stock. In addition, the holders of any new series of preferred stock could be given the option to redeem their shares for cash in the event of a merger. This would make acquiring us less attractive to a potential buyer. Thus, our board could authorize the issuance of shares of the new series of preferred stock in order to defeat a proposal for the acquisition of our company that a majority of the holders of our common stock otherwise favor.

Our common stock may not continue to be traded on the OTC Bulletin Board.

We cannot provide any assurance that our common stock will continue to be eligible to trade on the OTC Bulletin Board. Should our common stock cease to trade on the OTC Bulletin Board and fail to qualify for listing on a stock exchange (including Nasdaq), our common stock would be trading only in the “pink sheets.” Such trading market generally provides an even less liquid market than the OTC Bulletin Board. In such event, stockholders may find it more difficult to trade their shares of our common stock or to obtain accurate and current information concerning market prices for our common stock.

Our management team currently has influential voting power.

As of March 26, 2012, our executive officer, directors and their family members and associates, collectively, are entitled to vote 7,706,733 shares, or 23.2%, of the 33,040,422 shares of outstanding voting shares. Accordingly, and, because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of the directors of Saker. The management of our company is controlled by our board of directors, which is currently comprised of three independent directors, a director who is a managing partner of a law firm which provides legal services to us, and one executive officer/director.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of March 26, 2012, we lease office space at the following locations:

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

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2010	$0.030	$0.012

June 30, 2010	$0.080	$0.010

September 30, 2010	$0.067	$0.014

December 31, 2010	$0.085	$0.021

March 31, 2011	$0.140	$0.070

June 30, 2011	$0.150	$0.081

September 30, 2011	$0.120	$0.075

December 31, 2011	$0.080	$0.065

Holders

As of March 26, 2012, there were approximately 620 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

Dividends

Since our inception we have never declared or paid any cash dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and future operations. Therefore, we do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future.

Repurchases

On January 11, 2011, we acquired 124,031 of our own common shares at $0.09 per share in connection with the transition of our 401K Plan to a new provider. Such shares were retired to the Company’s capital.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, repayment of debt, other financial items, statements regarding our plans and objectives for future operations, acquisitions, divestitures and other transactions, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and statements other than statements of historical fact.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements because they are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include our services and pricing, general economic conditions, our ability to raise additional capital, our ability to obtain the various approvals and permits for the acquisition and operation of FBOs and the other risk factors contained under Item 1A of this report.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

Our long-term strategy is to increase our sales through growth within our FBO operations. To do so, we may expand our geographic reach and product offering through strategic acquisitions and improved market penetration within the markets we serve. We expect that any future acquisitions or product offerings would be a direct complement to our current FBO operations.

If we are able to grow our business as planned, we anticipate that our larger size would provide us with greater buying power from suppliers, resulting in lower costs. Lower costs would allow for a more aggressive pricing policy against some competition. More importantly, we believe that the higher level of customer service offered in our facilities will allow us to draw additional aircraft to our facilities and thus allow us to compete successfully against other FBOs of any size.

Summary Financial Information

The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this report.

Consolidated Statement of Operations Data:	Year Ended December 31, 2011	Year Ended December 31, 2010
(in thousands, except for share and per share data)
Revenue	$16,089	$12,080
Income before income tax expense	$1,104	$964
Income tax (expense)/benefit	$(700)	$509
Net income	$404	$1,473
Net income per share – basic	$0.01	$0.04
Net income per share – diluted	$0.01	$0.04
Weighted average number of shares – basic	33,044,160	33,164,453
Weighted average number of shares – diluted	34,999,569	33,596,453

Balance Sheet Data: (in thousands)	December 31, 2011	December 31, 2010
Working capital surplus	$503	$1,012
Total assets	$8,473	$9,446
Total liabilities	$4,255	$3,945
Stockholders’ equity	$4,218	$5,501
Total liabilities and Stockholders’ equity	$8,473	$9,446

Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Results of Operations gives effect only to our continuing operations.

Comparison of the Years Ended December 31, 2011 and December 31, 2010.

REVENUE

Revenue increased by 33.2 percent to approximately $16,089,000 for the year ended December 31, 2011 as compared with corresponding prior-year period revenue of approximately $12,080,000.

For the year ended December 31, 2011, revenue associated with the operation of the Downtown Manhattan Heliport (“Heliport”) increased by 40.3 percent to approximately $9,400,000. The increase in revenue associated with the Heliport was in large part impacted by the introduction of fuel sales, which were initiated in September 2010 and, consequently, represent revenue in the year ended December 31, 2011 that has no comparison in the same period in 2010. Such increase was also related to an increase in helicopter landings and passenger counts in the year ended December 31, 2011 as compared to the same period in the prior year.

Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 26.6 percent to approximately $6,100,000 as compared to the same period in the prior year. The increases in revenue associated with the sale of jet fuel, aviation gasoline and related items was related to a combination of slightly higher volume along with higher average fuel prices as compared with the prior year. We generally price our fuel products on a fixed dollar margin basis. As the cost of fuel increases, the corresponding customer price increases as well. If volume is constant, this methodology yields higher revenue but at comparable gross margins.

Revenue associated with maintenance activities increased by 6.3 percent to approximately $523,000 as compared to the same period in the prior year. The increases in maintenance revenue were due to increases in both charges for labor services and for parts. The primary reason for the increases in both categories was a generally higher level of activity associated with piston aircraft domiciled at the Pennsylvania facility.

Revenue associated with the leasing of aircraft and office space along with the management of non-owned FBO facilities decreased by 4.5 percent to approximately $62,000 in the year ended December 31, 2011 as compared to the same period in the prior year. The decreases in revenue associated with the leasing of aircraft and office space, along with the management on non-owned FBO facilities, was directly related to a planned reduction in fees associated with the management of non-owned FBO facilities.

GROSS PROFIT

Total gross profit increased 12.9 percent to approximately $7,269,000 in the year ended December 31, 2011 as compared with the year ended December 31, 2011. Gross profit as a percent of revenue decreased to 45.2 percent in the year ended December 31, 2011 as compared to 53.3 percent in the same period in the prior year.

The impact of the Heliport operation was a major factor in the overall increase in gross profit, contributing approximately $5,900,000 in 2011 as compared to approximately $5,040,000 in 2010. The overall decrease in gross margin is related to i) higher fee payments to the City of New York in connection with the Heliport, and ii) higher costs of fuel, which translated to greater revenue but at comparable gross profit on a per gallon basis.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative (“SG&A”) expenses were approximately $6,092,000 in the twelve months ended December 31, 2011, an increase of approximately $748,000 or 14.0 percent, as compared to the same period in 2010.

SG&A associated with our FBO operations were approximately $5,785,000 in the twelve months ended December 31, 2011, an increase of approximately $659,000, or 12.9 percent, as compared to the twelve months ended December 31, 2010. SG&A increased at the Heliport as a result of the fuel services during the twelve months ended December 31, 2011 as compared to minimal comparable activity in the same period during the prior year. SG&A associated with our FBO operations, as a percentage of revenue, was 36.0 percent for the twelve months ended December 31, 2011, as compared with 42.4 percent in the corresponding prior year period.

Corporate SG&A was approximately $307,000 for the twelve months ended December 31, 2011, representing an increase of approximately $89,000 as compared with the corresponding prior year period. The increase in the twelve months ended December 31, 2011, was driven largely by the one-time payment of fees to our non-employee Board of Directors, who had previously waived fees since 2009.

OPERATING INCOME

Operating income for the year ended December 31, 2011 was approximately $1,177,000 as compared to approximately $1,096,000 in the year ended December 31, 2010. Improvements on a year-over-year basis were driven by a combination of higher levels of revenue leading to increased gross profit as described above.

Depreciation and Amortization

Depreciation and amortization was approximately $358,000 and $189,000 for the twelve months ended December 31, 2011 and 2010, respectively. The increase was largely attributed to the depreciation recorded in connection with the capital improvement program at the Heliport.

Interest Income/Expense

Interest income for the year ended December 31, 2011 was approximately $31,800, as compared to $40,600 in year ended December 31, 2010, with the decrease largely attributable to lower rates of interest in connection with deposited amounts. Interest expense for the year ended December 31, 2011 was approximately $127,700, as compared to $173,000 in the same period in 2010, with the decrease largely attributable to lower interest costs in connection with refinancing efforts.

Income Tax

Income tax expense for the twelve months ended December 31, 2011 was approximately $700,000, as compared to income tax benefit of approximately $509,000 in the same period in 2010. Included in these amounts are paid actual or estimated federal, state and local income taxes along with a charge for deferred income tax at our estimated blended effective tax rate of 39 percent. Paid actual or estimated tax expenses were approximately $339,000 and deferred income taxes were approximately $452,000 for the twelve months ended December 31, 2011. Paid actual or estimated tax expenses were approximately $147,000 and deferred tax benefit were approximately $656,000 for the twelve months ended December 31, 2010.

Net Income Per Share

Net income for the twelve months ended December 31, 2011 and 2010 were approximately $404,000 and $1,473,000, respectively. The decrease is related to charges for income tax expense of approximately $700,000 in the twelve months ended December 31, 2011 as compared to an income tax benefit of approximately $509,000 in the twelve months ended December 31, 2010.

Basic net income per share for the twelve months ended December 31, 2011 and 2010 was $0.01 and $0.04, respectively. Diluted net income per share for the twelve months ended December 31, 2011 and 2010 was $0.01 and $0.04, respectively.

Liquidity and Capital Resources

As of December 31, 2011, we had cash of $451,957 and had a working capital surplus of $503,114. We generated revenue of approximately $16,089,000 and net income of approximately $404,000 for the year ended December 31, 2011.

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

The B of A Credit Facility, which was fully extended at the filing of this report, required interest payments based on outstanding balances at an interest rate of 30-day LIBOR plus 300 basis points, and was annually renewable at Bank of America’s option. An annual fee of 0.50% was incurred against the total availability of the B of A Credit Facility. The B of A Term Loan is amortized over 48 months at an interest rate of 4.2%. A one-time origination fee of 1.0% was incurred at the commencement of the B of A Term Loan.

We used $500,000 of the proceeds from the B of A Credit Facility to repay the revolving line of credit agreement (the “Prior Credit Facility”) dated March 3, 2009, and made jointly and severally by us and Airborne, Inc., a former subsidiary that was divested in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”). The Prior Credit Facility required interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of July 20, 2011) and was payable upon demand by Birch Hill.

On May 7, 2010, the Prior Credit Facility was modified to reduce the maximum line of credit to $500,000 and to reclassify the remaining $500,000 into a promissory note that provided for a 36-month amortization with a 24-month balloon payment of outstanding principal and interest at 7% per year. We used proceeds from the B of A Term Loan to repay the remaining principal that resulted from this modification.

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

On and effective January 30, 2012, we entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America. The Amended and Restated Loan Agreement increases our revolving credit facility to $1,150,000 and continues the B and A Term Loan. The revolving credit facility portion of the Amended and Restated Loan Agreement is renewable on June 30, 2012 and periodically thereafter with the consent of Bank of America. The term loan portion of the Amended and Restated Loan Agreement matures on July 20, 2015. The Amended and Restated Loan Agreement is described in more detail in Note 14 to our Consolidated Financial Statements, disclosed in Part II, Item 8 of this Annual Report on Form 10-K.

We are party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”). Under the concession agreement, we must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million, or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement, which expires on October 31, 2018. During the twelve months ended December 31, 2011, we incurred with the City of New York approximately $1,922,000 in concession fees, which is included in the cost of revenue. We are also obligated, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements, and another $1,000,000 in capital improvements by the end of the fifth year of the Agreement. At December 31, 2011, we had expended more than the required capital improvements at the Heliport pursuant to the concession agreement.

On August 29, 2011, we entered into a Redemption Agreement with the non-controlling interest in one of our subsidiaries. As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement, an additional approximately $343,000 was paid through December 31, 2011, and the balance is recorded as a liability at a discount rate of seven (7%) percent. Continuing earn-out payments shall be made on a monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts, plus (ii) five percent (5%) of the subsidiary’s pre-tax profit

During the year ended December 31, 2011, we had a net decrease in cash of $1,090,035. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2011, net cash provided by operating activities was $1,151,307. This amount included an increase in operating cash related to net income of $404,496 and additions for the following items: (i) management fees recorded through additional paid in capital, $712,675; (ii) depreciation and amortization, $358,044; (iii) stock-based compensation expense, $13,087; (iv) accounts payable, $337,861; (v) deposits, $263,213; (vi) deferred taxes, $452,000; and (vii) loss on disposition of equipment, $2,799. The increase in cash provided by operating activities in 2011 was offset by the following decreases: (i) accounts receivable, $172,470; (ii) customer deposits, $101,659; (iii) inventories, $77,224; (iv) prepaid expenses, $20,912; and (v) accrued expenses, $1,020,603. For the year ended December 31, 2010, net cash provided by operating activities was $2,128,561. This amount included an increase in operating cash related to net income of $1,472,925 and additions for the following items: (i) management fees recorded through additional paid in capital, $922,946; (ii) depreciation and amortization, $189,102; (iii) stock-based compensation expense, $18,773; (iv) inventories, $69,994; (v) deposits, $97,489; (vi) accounts payable, $11,915; (vii) customer deposits, $73,077; and (viii) accrued expenses, $664,990. The increase in cash provided by operating activities in 2010 was offset by the following decreases: (i) accounts receivable, $550,333; (ii) deferred income taxes, $656,000; and (iii) prepaid expenses, $186,317.

Cash from Investing Activities

For the year ended December 31, 2011, net cash used in investing activities was $922,674 and was attributable to: i) the purchase of property and equipment that cost $1,082,184; offset by ii) payment of notes receivable of $94,263; and iii) proceeds from the disposition of equipment of $65,247. For the year ended December 31, 2010, net cash used in investing activities was $895,152 and was attributable to the purchase of property and equipment that cost $1,018,820, offset by proceeds from notes receivable of $123,668.

Cash from Financing Activities

For the year ended December 31, 2011, net cash used in financing activities was $1,318,668, consisting of; i) repayment of notes payable of $1,475,529; ii) redemption of non-controlling interest, $444,000; and iii) purchase of common stock, retired, $11,989; offset by: iv) line of credit, net, $150,000; and (vi) proceeds from notes payable, $462,850. For the year ended December 31, 2010, net cash used in financing activities was $266,264, consisting of proceeds from notes payable of $102,584 offset by repayment of notes payable of ($368,848).

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

Critical Accounting Estimates

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to product returns, product and content development expenses, bad debts, inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable

We extend credit to large and mid-size companies for products and services. We have concentrations of credit risk in that 82.1% of the balance of accounts receivable at December 31, 2011 is made up of only four customers. At December 31, 2011, accounts receivable from our four largest accounts amounted to approximately $411,000 (26.8%), $325,000 (21.2%), $276,000 (18.0%), and $246,000 (16.0%), respectively. We have in place a security deposit in connection with each of these four receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are no longer amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of the reporting units. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We have recorded goodwill and intangible assets substantially in connection with our acquisitions amounting to $2,503,284. We have determined that there was no impairment of goodwill and intangible assets at December 31, 2011 and 2010.

Income Taxes

We account for income taxes under “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Although we have federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2008.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We are currently evaluating the impact of its pending adoption of ASU 2-11-08 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	17

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2011 and 2010	18

Consolidated Statements of Operations For the Years Ended December 31, 2011 and 2010	19

Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2011 and 2010	20

Consolidated Statements of Cash Flows For the Years Ended December 31, 2011 and 2010	21

Notes to Consolidated Financial Statements	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saker Aviation Services, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kronick Kalada Berdy & Co.

Kingston, PA
March 22, 2012

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$451,957	$1,541,992
Accounts receivable	1,532,673	1,360,203
Inventories	285,171	207,947
Note receivable – current portion, less discount	101,077	94,263
Prepaid expenses and other current assets	373,385	352,473
Deferred income taxes	204,000	294,000
Total current assets	2,948,263	3,850,878

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $961,189 and $668,260 respectively	2,539,198	1,918,104

OTHER ASSETS
Deposits	181,259	444,472
Note receivable, less current portion and discount	300,712	401,789
Intangible assets – trade names	135,000	100,000
Goodwill	2,368,284	2,368,284
Deferred income taxes	—	362,000
Total other assets	2,985,255	3,676,545
TOTAL ASSETS	$8,472,716	$9,445,527

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$781,675	$443,814
Customer deposits	138,756	240,415
Lines of credit	650,000	500,000
Accrued expenses	385,872	1,406,475
Notes payable – current portion	488,846	248,000
Total current liabilities	2,656,303	2,838,704

LONG-TERM LIABILITIES
Notes payable - less current portion	1,809,902	1,106,475
Total liabilities	4,255,051	3,945,179

STOCKHOLDERS’ EQUITY
Controlling interest
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 33,040,422 shares issued and outstanding as of December 31, 2011; 33,164,453 shares issued and outstanding as of December 31, 2010;	33,040	33,164
Additional paid-in capital	19,850,134	19,651,434
Accumulated deficit	(15,665,509)	(16,070,005)
Total controlling interest	4,217,665	3,614,593
Non-controlling interest	—	1,885,755
TOTAL STOCKHOLDERS’ EQUITY	4,217,665	5,500,348
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,472,716	$9,445,527

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010

REVENUE	$16,088,906	$12,080,159
COST OF REVENUE	8,819,913	5,639,239
GROSS PROFIT	7,268,993	6,440,920
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,092,189	5,344,562

OPERATING INCOME	1,176,804	1,096,358

OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	23,657	(104)
INTEREST INCOME	31,769	40,632
INTEREST EXPENSE	(127,734)	(172,961)
TOTAL OTHER (EXPENSE), net	(72,308)	(132,433)

INCOME BEFORE INCOME TAX (EXPENSE) BENEFIT	1,104,496	963,925

INCOME TAX (EXPENSE) BENEFIT:
CURRENT	(248,000)	(147,000)
DEFERRED	(452,000)	656,000
INCOME TAX (EXPENSE) BENEFIT	(700,000)	509,000

NET INCOME	$404,496	$1,472,925

Basic Net Income Per Common Share	$0.01	$0.04

Diluted Net Income Per Common Share	$0.01	$0.04

Weighted Average Number of Common Shares – Basic	33,044,160	33,164,453

Weighted Average Number of Common Shares – Diluted	34,999,569	33,596,453

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2011 and 2010

			Additional			Total
	Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

BALANCE – January 1, 2010	33,164,453	$33,164	$19,632,661	$(17,542,930)	$962,809	$3,085,704
Amortization of stock based compensation			18,773			18,773
Increase in non-controlling interest					922,946	922,946
Net income				1,472,925		1,472,925
BALANCE – December 31, 2010	33,164,453	33,164	19,651,434	(16,070,005)	1,885,755	5,500,348
Purchase of common stock, retired	(124,031)	(124)	(11,865)			(11,989)
Amortization of stock based compensation			13,087			13,087
Increase in non-controlling interest					712,675	712,675
Redemption of non-controlling interest			(170,570)		(2,598,430)	(2,769,000)
Discount of non-controlling interest earn-out			368,048			368,048
Net income				404,496		404,496
BALANCE – December 31, 2011	33,040,422	$33,040	$19,850,134	$(15,665,509)	$0	$4,217,665

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$404,496	$1,472,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	358,044	189,102
Management fee recorded through additional paid in capital	712,675	922,946
Loss on dispositions of equipment	2,799	—
Stock based compensation	13,087	18,773
Changes in operating assets and liabilities:
Accounts receivable	(172,470)	(550,333)
Inventories	(77,224)	69,994
Prepaid expenses and other current assets	(20,912)	(186,317)
Deposits	263,213	97,489
Deferred income taxes	452,000	(656,000)
Accounts payable	337,861	11,915
Customer deposits	(101,659)	73,077
Accrued expenses	(1,020,603)	664,990
TOTAL ADJUSTMENTS	746,811	656,636

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,151,307	2,128,561

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of equipment	65,247	—
Payment of note receivable	94,263	123,668
Purchase of property, equipment and trade names	(1,082,184)	(1,018,820)
NET CASH USED IN INVESTING ACTIVITIES	(922,674)	(895,152)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	462,850	102,584
Purchase of common stock, retired	(11,989)	—
Lines of credit, net	150,000	—
Redemption of non-controlling interest	(444,000)	—
Repayment of notes payable	(1,475,529)	(368,848)
NET CASH USED IN FINANCING ACTIVITIES	(1,318,668)	(266,264)

NET CHANGE IN CASH	(1,090,035)	967,145

CASH – Beginning	1,541,992	574,847
CASH – Ending	$451,957	$1,541,992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$127,734	$172,961
Income taxes	$339,190	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Line of credit restructuring	$—	$500,000
Increase in Notes Payable for the Redemption of non-controlling interest	$1,956,952	$—

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 1 - Nature of Operations

Saker Aviation Services, Inc. (“Saker”), through its subsidiaries (collectively the “Company”), operates in the fixed base operation (“FBO”) segment of the general aviation industry, in which it serves as the operator of a heliport FBO, two primarily fixed-wing aircraft FBOs and provides consulting services for an FBO facility that it does not own. FBOs provide ground-based services, such as fueling and hangaring for general aviation, commercial and military aircraft; aircraft maintenance; and other miscellaneous services.

FBO Air Wilkes-Barre, Inc. d/b/a Saker Aviation Services (“FBOWB”), a wholly-owned subsidiary, provides FBO services in Avoca, Pennsylvania. FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”), a wholly-owned subsidiary provides FBO services in Garden City, Kansas. FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), a wholly-owned subsidiary, operates the Downtown Manhattan Heliport via a concession agreement executed by the Company with the City of New York.

NOTE 2 – Management’s Liquidity Plans

As of December 31, 2011, the Company had cash of $451,957 and had a working capital surplus of $503,114. The Company generated revenue of approximately $16,089,000 and net income of approximately $404,000 for the twelve months ended December 31, 2011.

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

On July 20, 2011, the Company entered into a loan agreement (the “Loan Agreement”) with Bank of America. The Loan Agreement provided the Company with (i) a revolving line of credit agreement (the “B of A Credit Facility”) in the amount of $650,000, and (ii) a $318,198 term loan facility (the “B of A Term Loan).

The B of A Credit Facility, which was fully extended as of December 31, 2011, requires interest payments based on outstanding balances at an interest rate of 30-day LIBOR plus 300 basis points, and was annually renewable at Bank of America’s option. An annual fee of 0.50% is incurred against the total availability of the B of A Credit Facility. The B of A Term Loan is amortized over 48 months at an interest rate of 4.2%. A one-time origination fee of 1.0% was incurred at the commencement of the B of A Term Loan.

The Company used $500,000 of the proceeds from the B of A Credit Facility to repay the revolving line of credit agreement (the “Prior Credit Facility”) dated March 3, 2009, and made jointly and severally by the Company and Airborne, Inc., a former subsidiary that was divested in March of 2009 (“Airborne”), in favor of Birch Hill Capital, LLC (“Birch Hill”). The Prior Credit Facility required interest payments based on outstanding balances at an interest rate of prime plus 350 basis points (6.75% as of July 20, 2011) and was payable upon demand by Birch Hill.

On May 7, 2010, the Prior Credit Facility was modified to reduce the maximum line of credit to $500,000 and to reclassify the remaining $500,000 into a promissory note that provided for a 36-month amortization with a 24-month balloon payment of outstanding principal and interest at 7% per year. The Company used proceeds from the B of A Term Loan to repay the remaining principal that resulted from this modification.

The Company used $150,000 of the proceeds from the B of A Credit Facility, along with $600,000 in cash on hand, to repay a Loan Agreement with EuroAmerican Investment Corp. (“EuroAmerican”) on July 20, 2011, pursuant to which EuroAmerican loaned the Company an aggregate of $750,000. The EuroAmerican loan required interest-only payments at a rate of 12%. As a result of the Company’s repayment of the Prior Credit Facility and EuroAmerican loan, such arrangements have been terminated and Airborne is no longer a co-borrower. The warrants originally issued to Birch Hill in connection with the Prior Credit Facility remain in place.

On and effective January 30, 2012, the Company entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America. The Amended and Restated Loan Agreement increases the Company’s revolving credit facility to $1,150,000 and continues the B and A Term Loan. The revolving credit facility portion of the Amended and Restated Loan Agreement is renewable on June 30, 2012 and periodically thereafter with the consent of Bank of America. The term loan portion of the Amended and Restated Loan Agreement matures on July 20, 2015. The Amended and Restated Loan Agreement is described in more detail in Note 14 to these Consolidated Financial Statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The Company is party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”). Under this agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement, which expires on October 31, 2018. During the twelve months ended December 31, 2011, the Company incurred with the City of New York approximately $1,922,000 in concession fees, which is recorded in the cost of revenue. The Company is also obligated, pursuant to this agreement, to make certain capital improvements and safety code compliance upgrades to the Heliport in the amount of $1,000,000 within two years following the receipt of building permits for the capital improvements, and another $1,000,000 in capital improvements by the end of the fifth year of the Agreement. At December 31, 2011, the Company had completed the required capital improvements at the Heliport pursuant to the concession agreement.

On August 29, 2011, the Company entered into a Redemption Agreement with the non-controlling interest in a subsidiary of the Company. As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement, an additional approximately $343,000 was paid through December 31, 2011, and the balance is recorded as a liability at a discount rate of seven (7%) percent. Continuing earn-out payments shall be made on a monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts, plus (ii) five percent (5%) of the subsidiary’s pre-tax profit.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements at December 31, 2011 include the accounts of the Company and its wholly-owned subsidiaries, FBOWB, FBOGC, and FFH. On August 29, 2011, the Company entered into a Redemption Agreement with the non-controlling interest in a subsidiary of the Company. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable and Revenue Concentration

The Company extends credit to companies for products and services. The Company has concentrations of credit risk because 82.1% of the balance of accounts receivable at December 31, 2011 was incurred by only four customers. At December 31, 2011, accounts receivable from the Company’s four largest accounts amounted to approximately $411,000 (26.8%), $325,000 (21.2%), $276,000 (18.0%), and $246,000 (16.0%), respectively. In addition, two customers represented approximately $5,950,000 (37.0%) of revenue in 2011. At December 31, 2010, accounts receivable from the Company’s four largest accounts amounted to approximately $355,000 (26.1%), $300,000 (22.1%), $220,000 (16.1%), and $182,000 (13.4%), respectively. In addition, two customers represented $2,946,000 (32.7%) of revenue in 2010. The Company has in place a security deposit in connection with each of these four receivables but its receivables are otherwise not collateralized. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2011 and 2010, the Company has recorded an allowance for doubtful accounts of $0.

Inventories

Inventories consist primarily of maintenance parts and aviation fuel and are stated at the lower of cost or market determined by the first-in, first out method.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives as set forth in footnote 5. Amortization of leasehold improvements is provided using the straight-line method over the shorter of their estimated useful life or lease term, including renewal option periods expected to be exercised. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at least annually for impairment. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of the reporting units. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. The Company performed an analysis of its goodwill and intangible assets at December 31, 2011 and 2010 and determined that no impairment charge was necessary. Management has communicated this with the Audit Committee.

Revenue Recognition

Revenue for the sales of products is recognized at the time products are delivered to customers. Revenue for services is recognized at the time the services are performed and provided to customers.

Reclassifications

Certain reclassifications were made to prior year amounts to conform to the current year presentation. None of the reclassifications affected our net income in any period.

Customer Deposits

Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2011 and 2010 was approximately $7,900 and $12,800, respectively.

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

Although the Company has federal and state net operating losses available for income tax purposes that may be carried forward to offset future taxable income, the deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2008.

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to their short maturities. The carrying amounts of debt approximate fair value because the debt agreements provide for interest rates that approximate market. The carrying value of the Note Receivable approximates fair value because it was discounted at a current market rate.

Net Income Per Common Share

Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices are greater than the average market price of the common stock during the period.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Year Ended December 31,
	2011	(1)	2010	(1)
Weighted average common shares outstanding, basic	33,044,160		33,164,453
Common shares upon exercise of options	524,749		432,000
Common shares upon exercise of warrants	1,430,660		—

Weighted average common shares outstanding, diluted	34,999,569		33,596,453

(1)  Common shares of 900,000 and 8,350,000 underlying outstanding stock options and warrants for the year ended December 31, 2011 and 2010, respectively, were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the years ended December 31, 2011 and 2010, the Company incurred stock based compensation of $13,087 and $18,773, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2011, the unamortized fair value of the options totaled $34,770 and the weighted average remaining amortization period of the options approximated 4.56 years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2011 and 2010 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2011	2010
Dividend yield	0%	0%
Expected volatility	593%	626%
Risk-free interest rate	0.81%	1.43%
Expected lives	4.56 years	5.0 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2011 and 2010, was $0.078 and $0.03, respectively.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2-11-08 on its consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 4 – Inventories

Inventory consists primarily of maintenance parts and aviation fuel, which the Company dispenses to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	December 31,
	2011	2010
Parts inventory	$105,162	$105,675
Fuel inventory	167,540	90,969
Other inventory	12,469	11,303
Total inventory	$285,171	$207,947

Included in fuel inventory are amounts held for third parties of $173,023 and $40,183 as of December 31, 2011 and 2010, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2011	2010	Useful Life
Aircraft	$121,624	$254,784	7 – 12 years
Vehicles	313,932	232,061	5 – 10 years
Office furniture and equipment	188,898	130,801	3 – 7 years
Tools and shop equipment	363,973	329,561	3 – 10 years
Leasehold improvements	2,311,960	1,439,157	10 – 20 years
Building/fuel farm	200,000	200,000	7 – 17 years
Total	3,500,387	2,586,365
Less: accumulated depreciation and amortization	(961,189)	(668,260)
Property and equipment, net	$2,539,198	$1,918,104

Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was approximately $358,000 and $189,000, respectively.

NOTE 6 – Intangible Assets

As of December 31, 2011, intangible assets not subject to amortization consist of trade names related to the acquisition of Tech Aviation Services, Inc. and a charter certificate in Wilkes-Barre, Pennsylvania.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 7 – Notes Payable

Notes payable consist of:

	December 31,
	2011	2010
Bank of America Equipment Line of Credit, convertible to Promissory Note on May 1, 2012 – secured by equipment. Interest only until conversion, Prime plus 150 basis points, matures April 1, 2017	$110,225	$—

Bank of America Promissory Note – secured by the assets of the Company, 4.2% interest, matures July 20, 2015	287,548	—

Non-controlling interest earn-out – unsecured, paid on performance of subsidiary: 5% of gross receipts and 5% of pre-tax income, imputed interest of 7% until paid in full	1,784,991	—

EuroAmerican Promissory Note – paid in full	—	750,000

Birch Hill Capital Promissory Note – paid in full	—	397,756

Avfuel Promissory Note – secured by a fuel farm of FBOGC, interest at prime plus 350 basis points (6.75% at December 31, 2011), matures December 2015	83,222	161,291

Sellers – Tech, paid in full	—	23,494

Other	32,762	21,934

Subtotal	2,298,748	1,354,475

Less: current portion	(488,846)	(248,000)

Total – long term	$1,809,902	$1,106,475

Aggregate scheduled annual maturities of debt excluding non-controlling interest earn-out payments are as follows:

For the years ended December 31,	Total
2012	$147,238
2013	143,774
2014	111,708
2015	76,670
2016	26,178
2017	8,189
TOTAL	$513,757

NOTE 8 – Income Taxes

As of December 31, 2011 and 2010, the Company had federal net operating loss carryforwards of approximately $1,111,000 and $1,950,000, respectively. In order to fully realize the related deferred tax assets, the Company will need to generate future taxable income. Net operating loss carryforwards of $153,000, $82,000, $705,000 and $171,000 expire in 2026, 2027, 2028 and 2029, respectively.

The Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
Deferred tax assets:	2011	2010
Operating loss carryforwards	$433,000	$760,000
Stock based compensation	80,000	123,000
Deferred start-up costs	61,000	68,000
Accrued expenses	1,000	19,000
Total deferred tax assets	575,000	970,000

Deferred tax liabilities:
Goodwill	(23,000)	(13,000)
Property and equipment	(277,000)	(186,000)
Total deferred tax liabilities	(300,000)	(199,000)

Deferred tax assets – net of deferred tax liabilities	275,000	771,000

Valuation Allowance	(71,000)	(115,000)

Deferred tax assets – net of valuation allowance	$204,000	$656,000

Change in valuation allowance	$44,000	$1,520,000

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2011	2010
Tax expense (benefit) at statutory rate	34.0%	(34.0)%
State and local income taxes, net of federal	28.0%	(5.0)%
Property and equipment	—%	13.0%
Operating loss carry forward	—%	26.0%
Change in valuation allowance	1.4%	(52.8)%
Effective income tax expense (benefit) rate	63.4%	(52.8)%

NOTE 9 – Stockholders’ Equity

Stock Options

During December 2005, the Board of Directors approved the Stock Option Plan of 2005 (the “Plan”) and, during December 2006, the stockholders of Saker approved the Plan at the Company’s Annual Meeting of Stockholders. The Plan is administered by the Company’s compensation committee and provides for 7,500,000 shares of the common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the Common Stock, as determined by the compensation committee, on the grant date. As of December 31, 2011 and 2010, there were 5,825,000 and 5,975,000 shares, respectively, available for grant as options under the Plan.

Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2010	1,250,000	$0.611
Granted	600,000	0.032
Exercised	—	—
Forfeited	(325,000)	1.378
Balance, January 1, 2011	1,525,000	0.219
Granted	400,000	0.078
Exercised	—	—
Forfeited	(250,000)	0.500
Balance, December 31, 2011	1,675,000	$0.144

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On December 7, 2011, the Company granted a stock option under the Plan to each of the four non-employee directors to purchase 100,000 shares of common stock at $0.078 per share, the closing price of the Company’s common stock on December 6, 2011. Each option vests on December 7, 2012 and expires on December 7, 2016. These options are collectively valued at $31,360 and are being amortized over the vesting period.

On March 31, 2011, an option for 250,000 shares expired.

On December 1, 2010, the Company granted a stock option under the Plan to each of the four non-employee directors to purchase 25,000 shares of common stock at $0.04 per share, the closing price of the Company’s common stock on December 1, 2010. Each option vested on December 1, 2011 and expires on December 1, 2015. These options were collectively valued at $4,000 and were amortized over the vesting period.

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

On December 1, 2010, options collectively representing 75,000 shares expired.

On March 31, 2010, an option for 250,000 shares expired.

A summary of the Company’s stock options outstanding and exercisable at December 31, 2011 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.030	500,000	8.81	—	$34,342
$0.035	25,000	2.47	25,000	$1,592
$0.040	100,000	3.92	100,000	$5,868
$0.078	400,000	4.94	0	$8,133
$0.080	100,000	1.92	100,000	$1,868
$0.120	100,000	2.92	100,000	$—
$0.360	200,000	0.61	200,000	$—
$0.390	250,000	0.25	250,000	$—
TOTALS	1,675,000		775,000	$51,784

Warrants

Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2010	13,417,121	$0.71
Granted	—	—
Exercised	—	—
Forfeited	(6,092,121)	0.60
Balance, January 1, 2011	7,325,000	$0.62
Granted	350,000	0.10
Exercised	—	—
Forfeited	(4,425,000)	1.00
Balance, December 31, 2011	3,250,000	$0.06

On September 1, 2011, warrants collectively representing 4,425,000 shares expired.

On August 29, 2011, 350,000 warrants were issued in connection with the Company’s consummation of the Redemption Agreement described in Note 2 – Management’s Liquidity Plan.

On March 31, 2010, warrants collectively representing 4,892,121 shares expired.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On August 31, 2010, warrants collectively representing 1,200,000 shares expired.

A summary of the Company’s warrants outstanding and exercisable at December 31, 2011 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of warrants (in years)	Exercisable	Intrinsic Value
$0.05	2,900,000	3.00	2,900,000	$141,183
$0.10	350,000	4.66	350,000	$—
TOTALS	3,250,000		3,250,000	$141,183

Preferred Stock

As of December 31, 2011 and 2010, the Company has 9,999,154 shares of preferred stock authorized and none issued and outstanding.  The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine.

NOTE 10 – Employee Benefit Plan

The Company maintains a 401K Plan (the “401K Plan”), which covers all employees of the Company. The 401K Plan contains an option for the Company to match each participant's contribution. Any Company contribution vests over a five-year period on a twenty percent per year basis. In July 2010, the Company reinstated its match of participant contributions at a rate of 25% of the first 3% of participant deferrals. Company contributions to the 401K Plan totaled approximately $20,700 and $5,000 for the years ended December 31, 2011 and 2010, respectively.

NOTE 11 – Commitments and Contingencies

Operating Leases

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

The Company leases facilities from the City of Garden City, Kansas, which provides for: (a) a 21-year lease term expiring December 31, 2030, with one five-year renewal period; and (b) a base rent of $1,035 and $2,187 per month for the first three years and years four through 21 of the lease, respectively. In addition a fuel flowage fee of $.05 and $0.06 per gallon of fuel received by the Company in year one and years two through twenty one, respectively, will be due monthly. The fuel flowage fee is to be reviewed annually by the Garden City Regional Airport, the City of Garden City, and the Company.

Fixed rent expense aggregated approximately $87,000 for the years ended December 31, 2011 and 2010, respectively. Flowage fees on fuel gallons purchased aggregated approximately $77,000 and $69,000 for the years ended December 31, 2011 and 2010, respectively.

Future minimum rental payments under the Company’s operating leases are as follows:

For the year ended
December 31,	Total
2012	$87,420
2013	76,244
2014	26,244
2015	26,244
2016	26,244
Thereafter	367,416
TOTAL	$609,812

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Employment Agreements

As of December 31, 2011, future severance commitments under the Company’s employment agreements aggregate approximately $200,000.

NOTE 12 – Related Parties

The firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, a member of the Company’s Board of Directors, is a managing partner of the firm. During the years ended December 31, 2011 and 2010, the Company incurred fees of approximately $1,000 and $85,500, respectively, for these legal services. At December 31, 2011 and 2010, the Company recorded in accounts payable an obligation for legal fees to such firm of approximately $4,200 and $4,000, respectively, related to legal services provided by such firm.

Effective November 2008, the Company executed a management agreement with a company that had a non-controlling interest in a subsidiary of the Company. The owners of this company include the children of a member of the Company’s Board of Directors. The agreement requires a management fee of 10% of gross receipts of the subsidiary and a “success fee” of 50% of pre-tax profits; as such term is defined in the management agreement. Total fees in the twelve months ended December 31, 2011 and 2010 aggregated approximately $2,395,000 and $2,008,000, respectively, of which $712,675 and $922,946 were recorded by increasing “non-controlling interest” in 2011 and 2010, respectively.

On August 29, 2011, the Company entered into a Redemption Agreement with the non-controlling interest in a subsidiary of the Company. As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement, an additional approximately $343,000 was paid through December 31, 2011, and the balance is recorded as a liability at a discount rate of seven (7%) percent. Continuing earn-out payments shall be made on a monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts, plus (ii) five percent (5%) of the subsidiary’s pre-tax profit.

On August 29, 2011, the Company entered into an Assignment Agreement with William B. Wachtel, a member of the Company’s Board of Directors, in connection with the Redemption Agreement. Mr. Wachtel provided a cash payment of $444,000 and was assigned the commensurate security interests, previously held by the non-controlling interest, in a security deposit made on behalf of one of the Company’s subsidiaries. Mr. Wachtel was also issued a warrant as described in Note 9 – Stockholder’s Equity.

NOTE 13 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 14 – Subsequent Events

On January 30, 2012, the Company entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America, N.A. (the “Bank”). The Amended and Restated Loan Agreement, which is effective as of January 30, 2012, increases the Company’s revolving credit facility to $1,150,000 and continues the B and A Term Loan. The revolving credit facility portion of the Amended and Restated Loan Agreement is renewable on June 30, 2012 and periodically thereafter with the consent of Bank of America. The term loan portion of the Amended and Restated Loan Agreement matures on July 20, 2015.

The Company’s prior Loan Agreement with the Bank dated July 20, 2011 (the “Prior Loan Agreement”) was amended and restated in its entirety upon the execution of the Amended and Restated Loan Agreement. The Company entered into the Amended and Restated Loan Agreement in order to increase its revolving borrowing availability. The Company intends to use such enhanced availability for working capital and general corporate purposes. Under the Prior Loan Agreement, availability under the revolving credit facility was limited to $650,000.

Amounts outstanding under the revolving credit facility portion of the Amended and Restated Loan Agreement bear interest at a rate equal to the BBA LIBOR rate (as defined in the Amended and Restated Loan Agreement) plus a 2.5% margin (3.26% as of January 31, 2012). Amounts outstanding under the term loan portion of the Amended and Restated Loan Agreement bear interest at a rate equal to 4.2% per year and are repayable in monthly installments of $7,223.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Under the Amended and Restated Loan Agreement, the Company has covenanted to maintain on an annual basis a Debt Service Coverage Ratio of at least 1.25 to 1.00. “Debt Service Coverage Ratio” is defined under the Amended and Restated Loan Agreement to mean the ratio of Cash Flow to the sum of the current portion of long-term debt and the current portion of capitalized lease obligations, plus interest expense on all obligations. “Cash Flow” is defined under the Amended and Restated Loan Agreement as (a) net income, after income tax, (b) less income or plus loss from discontinued operations and extraordinary items, (c) plus depreciation, depletion, amortization and non-cash deferred taxes, (d) plus interest expense on all obligations, and (e) minus dividends, withdrawals and other distributions.

The Company has also covenanted under the Amended and Restated Loan Agreement to maintain on a quarterly basis a ratio of Funded Debt to EBITDA not to exceed 4:00 to 1:00 from December 31, 2011 through September 30, 2012 and a ratio of 3:00 to 1:00 thereafter. “Funded Debt” is defined under the Amended and Restated Loan Agreement to mean all outstanding liabilities for borrowed money and other interest-bearing liabilities, including current and long-term debt. “EBITDA” is defined under the Amended and Restated Loan Agreement to mean net income, less income or plus loss from discontinued operations and extraordinary items, plus income taxes, plus interest expense, plus depreciation, depletion and amortization.

The security interest in all the Company’s (including all of its subsidiaries’) property pursuant to Security Agreements executed in connection with the Prior Loan Agreement shall continue to apply to the Amended and Restated Loan Agreement. Such Security Agreements provide that all of the Company’s assets secure the Amended and Restated Loan Agreement and require the Company and its subsidiaries to sign confessions of judgment in the event that the amounts outstanding under the Amended and Restated Loan Agreement are not repaid when due. Payments under the Amended and Restated Loan Agreement are due monthly and the Loan Agreement and the Security Agreements contain such other terms, conditions, representations and warranties customary to similar agreements.

The Company has evaluated subsequent events which have occurred after December 31, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our President, Chief Executive Officer and principal financial officer (the same executive is both our principal executive officer and principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon, and as of the date of that evaluation, our President, Chief Executive Officer and principal financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President, Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in the design of an internal control system, misstatements due to error or fraud may occur and not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

During the year ended December 31, 2010, we hired an experienced controller with appropriate US GAAP expertise for certain complex transactions. This addition eliminates the need to engage external, consulting resources to accommodate complex transactions, should they occur.

Under the supervision and with the participation of management, including our principal executive officer/principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of Saker as of March 26, 2011:

Name	Age	Position

Ronald J. Ricciardi	50	Director, Vice Chairman of the Board, President & Chief Executive Officer

William B. Wachtel	57	Director, Chairman of the Board

Donald Hecht	78	Director

Jeffrey B. Mendell	58	Director

Alvin S. Trenk	82	Director

Each of our directors is re-elected at the Annual Meeting of Stockholders to serve until the next Annual Meeting of Stockholders or until his successor is duly elected and shall have qualified. Our officers are elected annually by the Board of Directors to serve at the discretion of the Board.

Business History

William B. Wachtel – Director, Chairman of the Board

Mr. Wachtel was elected as a director and our Chairman of the Board on March 31, 2005. Mr. Wachtel served as our Chairman until April 8, 2009, when he resigned from such capacity but remained a member of the Board. On October 27, 2011, Mr. Wachtel was reelected as our Chairman of the Board.

Mr. Wachtel has been a managing partner of Wachtel & Masyr, LLP, or its predecessor law firm (Gold & Wachtel, LLP), since its founding in August 1984. Such firm provides certain legal services to the Company. He is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

Ronald J. Ricciardi – Director, Vice Chairman of the Board, President & Chief Executive Officer

Mr. Ricciardi had served as the President and a director of Arizona FBO Air, Inc. since its inception and was designated as its Chief Executive Officer on January 2, 2004. He was appointed our President and a director of our company and designated as our Chief Executive Officer effective with the reverse merger transaction on August 20, 2004. On December 12, 2006, he was elected as our Vice Chairman of the Board. On March 2, 2009, he was re-appointed as our President and designated as our Chief Executive Officer. On April 8, 2009, Mr. Ricciardi was elected as our Chairman of the Board. On October 27, 2011, Mr. Ricciardi was elected as our Vice Chairman of the Board.

Mr. Ricciardi is a senior executive with extensive general management experience in entrepreneurial and large companies. Before joining the Arizona FBO Air, Mr. Ricciardi was President and CEO of P&A Capital Partners, Inc., an entertainment finance company established to fund the distribution of independent films. Mr. Ricciardi was also co-founder, Chairman and CEO of eTurn, Inc., a high technology service provider, for which he developed a consolidation strategy, negotiated potential merger and acquisition candidates, prepared private placement materials and executed numerous private, institutional and venture capital presentations. After a management career at Pepsi-Cola Company and the Perrier Group of America, Mr. Ricciardi was President and CEO of Clearidge, Inc., a leading regional consumer products company, where he provided strategic and organizational development, and led a consolidation effort that included 14 transactions, which more than tripled the revenue of Clearidge, Inc. over four years.

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

Mr. Trenk has served as Chairman and CEO of Air Pegasus since 1981 and, from 1997 to 2003, as Chairman, President and CEO of Sightseeing Tours of America, Inc. and Liberty Helicopters, Inc., privately held corporations operating public use heliports in New York, and providing helicopter air tours and charter and air services. From 1976 to 1980, Mr. Trenk was Vice Chairman of Kenton Corporation, a diversified publicly-traded corporation, where he also served as President and CEO of Charles Town Turf Club, owner and operator of thoroughbred race tracks in West Virginia and Chairman and CEO of International Health Company, which owned and operated a national chain of artificial kidney centers.

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

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of Donald Hecht and Ronald J. Ricciardi; the Compensation Committee comprised of Alvin S. Trenk, Chairman, and Jeffrey B. Mendell; and the Nominating Committee comprised of William B. Wachtel, Chairman, Donald Hecht, and Ronald J. Ricciardi.

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2011 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2011, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act, except for one late Form 4 for each of our directors reporting an option grant.

Corporate Governance

There have been no changes to the procedures by which our security holders may recommend nominees to its Board of Directors since the Board set forth such policy in its proxy statement for its Annual Meeting of Stockholders held on October 27, 2011.

Our Board of Directors has determined that Donald Hecht qualifies as an audit committee financial expert on its Audit Committee, as such term is defined in applicable Commission rules, and is “independent” as that term is defined by the rules of The Nasdaq Stock Market, Inc. (“Nasdaq”).

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us for services performed on our behalf with respect to the person who served as our Chief Executive Officer during the fiscal years ended December 31, 2011 or 2010. The person named in the table is the only person who served as our principal executive officer or principal financial officer in fiscal 2011. We have no other executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Ronald J. Ricciardi, Vice Chairman of the Board President & CEO	2011 2010	200,000 179,932	34,387 30,377	— 15,000	14,089 13,899	248,476 239,208

1.	Mr. Ricciardi received a base salary of $175,000 through October 20, 2010, and $200,000 thereafter.

2.	Mr. Ricciardi received on October 21, 2010 an option for 500,000 shares at $0.03 per share, the closing price of the common stock on October 20, 2010, which option shall vest on October 21, 2015 and be exercisable for the succeeding five years.

3.	Mr. Ricciardi receives health insurance coverage estimated at a value of $1,049 per month. Mr. Ricciardi received a match to his 401K contributions from us amounting to approximately $1,500 in 2011 and approximately $700 in 2010.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date

Ronald J. Ricciardi	250,000	0.39	03/31/2012
	500,000	0.03	10/21/2020

1.	As part of his revised employment agreement, Mr. Ricciardi received on October 21, 2010 an option for 500,000 shares at $0.03 per share, the closing price of the common stock on October 20, 2010, which option shall vest on October 21, 2015 and be exercisable for the succeeding five years. As part of his previous employment agreement, Mr. Ricciardi received: (a) on April 1, 2007 an option for 250,000 shares at $0.39 per share, the closing sales price on March 31, 2007, which is currently exercisable; (b) on April 1, 2005 an option for 250,000 shares at $1.60 per share, which option expired on March 31, 2010; and (c) on April 1, 2006 an option for 250,000 shares at $0.50 per share, which option expired on March 31, 2011.

2011 DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Donald Hecht	10,000	7,840	17,840

Jeffrey B. Mendell	10,000	7,840	17,840

Alvin S. Trenk	10,000	7,840	17,840

William B. Wachtel	10,000	7,840	17,840

1.	Non-employee Directors are each entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors. On December 7, 2011 each non-employee Director received a one-time award of $10,000. This was for 2011 and in consideration of the non-employee Director’s waiver of their cash fees during 2010 and 2009.

2.	Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 7, 2011, the compensation committee granted each non-employee director an option for their service in 2011. Each option was for 100,000 shares and was priced at $0.0784 per share, which was the closing sales price of our common stock on December 6, 2010. The options vest on December 7, 2012 and may be exercised until December 1, 2016.

Employment Agreements

On October 21, 2010, the Board of Directors authorized the execution of a new employment agreement with Mr. Ricciardi. This agreement calls for Mr. Ricciardi to serve as our President, Chief Executive Officer, and as Vice Chairman of the Board of Directors and is for a term of three years. We have the option to extend such agreement for an additional two year period. The employment agreement calls for an initial base annual salary of $200,000 with subsequent annual increases at the discretion of the Board of Directors. When determining whether to increase Mr. Ricciardi’s annual salary, the Board of Directors considers factors such as the company’s performance in the past calendar year, Mr. Ricciardi’s individual performance in the past calendar year and trends and as well as any readily available information regarding the salaries of comparable individuals within our industry. Incentive bonus payments may be made annually in the amount of 3% of pre-tax income provided that we meet or exceed our annual operating plan for earnings before interest, taxes, depreciation and amortization. Additionally, Mr. Ricciardi was granted an option to acquire 500,000 shares of our common stock. This option vests on October 21, 2015 and is exercisable for a subsequent term of five years ending on October 21, 2020. Should we not exercise our option to extend Mr. Ricciardi’s employment agreement for the additional two year period, Mr. Ricciardi shall forfeit 200,000 shares of his stock option, with the remaining 300,000 shares vesting on October 21, 2013 and being exercisable until October 21, 2018.

Additional Narrative Disclosure

We do not offer a defined retirement or pension plan. Our 401k Plan (the “401K Plan”) covers all of our employees. The 401K Plan contains an option for us to match each participant's contribution. Any contributions by us vest over a five-year period on a 20% per year basis. In July 2010, the Company reinstated its match of participant contributions at a rate of 25% of the first 3% of participant deferrals. Company contributions to the 401K Plan totaled approximately $20,700 and $5,000 for the years ended December 31, 2011 and 2010, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of March 26, 2011 regarding the beneficial ownership of our Common Stock by:

•	each of our current executive officer and directors; and

•	all of our current directors and executive officer as a group; and

•	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock.

	Number of Shares		Percentage of
	of Common Stock		Common Stock
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned (1)

William B. Wachtel (2)	5,646,907	(3)	16.8%

Ronald J. Ricciardi (4)	1,293,575	(5)	3.9%

Alvin S. Trenk (6)	997,944	(7)	3.0%

Jeffrey B. Mendell (6)	335,293	(7)	1.0%

Donald Hecht (6)	291,700	(7)	0.9%

All directors and officer	8,565,419		25.0%
As a group (5 in number)

(1)	The percentages computed in the table are based upon 33,040,422 shares of our common stock, which were outstanding on March 26, 2011. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 26, 2011.

(2)	William B. Wachtel is our Chairman of the Board and a director. Mr. Wachtel’s address is 101 Hangar Road, Avoca, Pennsylvania 18641.

(3)	The shares of our common stock reported in the table include: (a) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring December 1, 2012, which is currently exercisable; (c) 25,000 shares issuable upon the exercise of an option expiring December 1, 2013, which is currently exercisable; (d) 25,000 shares issuable upon the exercise of an option expiring December 1, 2014, which option is currently exercisable; (e) 25,000 shares issuable upon the exercise of an option expiring December 1, 2015, which option is currently exercisable; and (f) 350,000 issuable upon the exercise of a warrant expiring August 27, 2016, which is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 100,000 shares issuable upon the exercise of an option granted on December 7, 2011, which shall become exercisable on December 7, 2012; and (y) 333,400 shares of our common stock acquired by Wachtel & Masyr, LLP, which provides certain legal services for us, in the private placement which we closed on September 1, 2006. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)	Ronald J. Ricciardi is our President and Chief Executive Officer and he also serves as Vice Chairman of the Board and as a director. Mr. Ricciardi’s address is 101 Hangar Road, Avoca, Pennsylvania 18641.

(5)	The shares of the Common Stock reported in the table include: 250,000 shares issuable upon the exercise of an option expiring March 31, 2012, which is currently exercisable. The shares of our common stock reported in the table do not reflect 500,000 shares issuable upon the exercise of an option granted on October 21, 2010, which shall become exercisable on October 21, 2015.

(6)	The reporting person is a director. The address of each director is 101 Hangar Road, Avoca, Pennsylvania 18641.

(7)	The shares of our common stock reported in the table include: (a) 25,000 shares issuable upon the exercise of an option expiring April 18, 2012, which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring December 1, 2012, which is currently exercisable; (c) 25,000 shares issuable upon the exercise of an option expiring December 1, 2013, which is currently exercisable; (d) 25,000 shares issuable upon the exercise of an option expiring December 1, 2014, which option is currently exercisable; and (e) 25,000 shares issuable upon the exercise of an option expiring December 1, 2015, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 100,000 shares issuable upon the exercise of an option granted on December 7, 2011, which shall become exercisable on December 7, 2012.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth certain information, as of December 31, 2011, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,675,000	$0.144	5,825,000

Equity compensation plans not approved by security holders	—	$—	—
Total	1,675,000	$0.144	5,825,000

We received stockholder approval on December 12, 2006 for the Saker Aviation Services, Inc. Stock Option Plan of 2005 which relates to 7,500,000 shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The law firm of Wachtel & Masyr, LLP provides certain legal services to us. William B. Wachtel, a member of our Board of Directors, is a managing partner of this firm. During the year ended December 31, 2011, we were billed by such firm for legal services in the amount of $1,000. At December 31, 2011, we had recorded in accounts payable an obligation for legal fees of approximately $4,200 related to these legal services.

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

Audit Fees. The aggregate fees billed for professional services rendered were approximately $84,000 and $81,000 by Kronick Kalada Berdy & Co. for 2011 and 2010, respectively, for the audits of our annual financial statements for the fiscal years ended December 31, 2011 and 2010 and the reviews of the financial statements included in the Company’s Forms 10-Qs for those fiscal years.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered were $0 for the fiscal years ended December 31, 2011 and 2010.

Tax Fees. For the years ended December 31, 2011 and 2010, the aggregate fees billed for services categorized as Tax Fees were $20,500 and $26,500, respectively.

All Other Fees. The aggregate fees billed for services categorized as All Other Fees rendered by the principal accountant were $0 for the fiscal years ended December 31, 2011 and 2010.

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

Since December 17, 2009 when our Board of Directors initially authorized the engagement of Kronick Kalada Berdy & Co., pursuant to the Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each subsequent engagement of Kronick Kalada Berdy & Co, has been approved in advance by the audit committee of the Board of Directors, and none of these engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

Part VI

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2011 and 2010 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

(b)  Financial Statement Schedules

None.

(c)  Exhibits

Exhibit No.	Description of Exhibit

3 (i) (2)	Certificate of Designations. (1)

3 (i) (3)	Articles of Merger (Changing name to Saker Aviation Services, Inc.) (Exhibit 3.1) (3)

3 (i)	Restated Articles of Incorporation.(2)

3(ii)	Bylaws of Saker Aviation Services, Inc. (3) (Exhibit 3.2)

4.1	Form of Common Stock Certificate. (4)

4.2	Copy of Warrant expiring December 29, 2014 (4)

*10.1	Employment Agreement dated as of October 21, 2010 by and between Ronald J. Ricciardi and Company. (5)

10.2	Loan Agreement between Saker Aviation Services and Bank of America dated January 30, 2012. (4)

10.3	Forms of Security Agreements (4)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive and financial officer). (4)

32.1	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002. (4)

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management compensatory plan or arrangement

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

Footnotes:

(1) Incorporated by reference from Exhibit 3.1(a) to the Company’s Annual Report on Form 10-KSB filed on March 29, 2005.

(2) Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 18, 2006.

(3) Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 1, 2009.

(4) Filed herewith.

(5) Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.
(Registrant)

Date: March 22, 2012	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi,
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chairman of the Board,
/s/ William B. Wachtel	Director	March 22, 2012
William B. Wachtel

/s/ Ronald J. Ricciardi	Vice Chairman of the Board, President, Chief Executive Officer	March 22, 2012
Ronald J. Ricciardi

/s/ Donald Hecht	Director	March 22, 2012
Donald Hecht

/s/ Jeffrey B. Mendell	Director	March 22, 2012
Jeffrey B. Mendell

/s/ Alvin S. Trenk	Director	March 22, 2012
Alvin S. Trenk

Saker Aviation Services, Inc. Form 10-K for the Year Ended December 31, 2011

Exhibits Filed with the Annual Report

INDEX

Exhibit No.	Description of Exhibit
31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

E-1