Form 10-Q
period 2012-03-31
Saker Aviation Services, Inc.
filed 2012-05-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

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

Yes ☐          No ☒

As of May 14, 2012, the registrant had 33,040,422 shares of its common stock, $0.001 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2012

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2012	December 31, 2011
CURRENT ASSETS
Cash	$518,642	$451,957
Accounts receivable	1,241,472	1,532,673
Inventories	301,827	285,171
Note receivable – current portion, less discount	102,856	101,077
Prepaid expenses and other current assets	298,803	373,385
Deferred income taxes	178,000	204,000
Total current assets	2,641,600	2,948,263

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $1,062,094 and $961,189 respectively	2,497,849	2,539,198

OTHER ASSETS
Deposits	185,434	181,259
Note receivable, less current portion and discount	274,321	300,712
Intangible assets – trade names	135,000	135,000
Goodwill	2,368,284	2,368,284
Total other assets	2,963,039	2,985,255
TOTAL ASSETS	$8,102,488	$8,472,716

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$668,008	$781,675
Customer deposits	126,911	138,756
Lines of credit	650,000	650,000
Accrued expenses	234,252	385,872
Notes payable – current portion	480,827	488,846
Total current liabilities	2,159,998	2,445,149

LONG-TERM LIABILITIES
Notes payable - less current portion	1,669,576	1,809,902
Total liabilities	3,829,574	4,255,051

STOCKHOLDERS’ EQUITY
Controlling interest
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000;
33,040,422 shares issued and outstanding as of March 31, 2012 and December 31, 2011	33,040	33,040
Additional paid-in capital	19,858,032	19,850,134
Accumulated deficit	(15,618,158)	(15,665,509)
TOTAL STOCKHOLDERS’ EQUITY	4,272,914	4,217,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,102,488	$8,472,716

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011

REVENUE	$3,146,075	$2,775,218

COST OF REVENUE	1,862,214	1,556,470

GROSS PROFIT	1,283,861	1,218,748

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,210,450	1,192,509

OPERATING INCOME (LOSS)	73,411	26,239

OTHER INCOME (EXPENSE)

OTHER INCOME (EXPENSE), net	33,015	(33,181)

INTEREST INCOME	6,888	9,595

INTEREST EXPENSE	(36,963)	(38,951)

TOTAL OTHER INCOME (EXPENSE), net	2,940	(62,537)

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	76,351	(36,298)

INCOME TAX EXPENSE
CURRENT	3,000	—
DEFERRED	26,000	—

INCOME TAX EXPENSE	29,000	—

NET INCOME (LOSS)	$47,351	$(36,298)

Net Income (Loss) per Common Share – Basic and Diluted	$0.00	$(0.00)

Weighted Average Number of Common Shares – Basic	33,040,422	33,055,581

Weighted Average Number of Common Shares – Diluted	34,730,145	33,055,581

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$47,351	$(36,298)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	100,905	74,616
Management fee recorded through additional paid in capital	—	203,331
Loss on dispositions of equipment	—	8,379
Stock based compensation	7,898	1,166
Changes in operating assets and liabilities:
Accounts receivable	291,201	166,414
Inventories	(16,656)	(83,241)
Prepaid expenses and other current assets	74,582	102,292
Deposits	(4,175)	(1,046)
Deferred income taxes	26,000	—
Accounts payable	(113,667)	504,357
Customer deposits	(11,845)	(38,363)
Accrued expenses	(151,620)	(310,026)
TOTAL ADJUSTMENTS	202,623	627,879

NET CASH PROVIDED BY OPERATING ACTIVITIES	249,974	591,581

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of equipment	—	28,250
Payment of note receivable	24,612	22,953
Purchase of property and equipment	(59,556)	(799,339)
NET CASH USED IN INVESTING ACTIVITIES	(34,944)	(748,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(148,345)	(105,673)
Purchase of common stock, retired	—	(11,989)
NET CASH USED IN FINANCING ACTIVITIES	(148,345)	(117,662)

NET CHANGE IN CASH	66,685	(274,217)

CASH – Beginning	451,957	1,541,992
CASH – Ending	$518,642	$1,267,775
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$36,963	$38,951

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes for Saker Aviation Services, Inc. and its subsidiaries (collectively, the “Company”), which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2012 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011 have been prepared by the Company without audit. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of March 31, 2012 and its results of operations and cash flows for the three months ended March 31, 2012 not misleading have been included. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated subsequent events which have occurred after March 31, 2012.

NOTE 2 – Management’s Liquidity Plans

As of March 31, 2012, the Company had cash of $518,642 and had a working capital surplus of $481,602. The Company generated revenue of $3,146,075 and net income of $47,351 for the three months ended March 31, 2012.

On and effective January 30, 2012, the Company entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America. The Amended and Restated Loan Agreement increased the Company’s revolving credit facility (“B of A Credit Facility”) to $1,150,000.

The B of A Credit Facility, with an extended balance of $650,000 as of March 31, 2012, requires interest payments based on outstanding balances at an interest rate of 30-day LIBOR plus 300 basis points, and is annually renewable at Bank of America’s option. An annual fee of 0.50% is incurred against the total availability of the B of A Credit Facility.

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

On July 20, 2011, the Company entered into a loan agreement (the “Loan Agreement”) with Bank of America. The Loan Agreement provided the Company with a $318,198 term loan facility (the “B of A Term Loan”). The B of A Term Loan is amortized over 48 months at an interest rate of 4.2% and matures on July 20, 2015. A one-time origination fee of 1.0% was incurred at the commencement of the B of A Term Loan.

The Company is party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”). Under this agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement, which expires on October 31, 2018. During the three months ended March 31, 2012, the Company incurred with the City of New York approximately $331,000 in concession fees, which is recorded in the cost of revenue.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Saker Aviation Services, Inc. and its wholly-owned subsidiaries, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), FBO Air Wilkes-Barre, Inc. d/b/a Saker Aviation Services (“FBOWB”), and FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”). All significant inter-company accounts and transactions have been eliminated in consolidation.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net Income (Loss) Per Common Share

Net income for the three months ended March 31, 2012 was $47,351 and net loss for the three months ended March 31, 2011 was $36,298. Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income (loss) per share:

	For the Three Months Ended March 31,
	2012(1)	2011(2)
Weighted average common shares outstanding, basic	33,040,422	33,055,581
Common shares upon exercise of options	447,691	—
Common shares upon exercise of warrants	1,242,032	—
Weighted average common shares outstanding, diluted	34,730,145	33,055,581

(1) Potential common shares of 900,000 for the three months ended March 31, 2012 were excluded from the computation of diluted earnings as their exercise prices were greater than the average market price of the common stock during the period.

(2) Potential common shares of 8,600,000 for the three months ended March 31, 2011 were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2012 and 2011, the Company incurred stock based compensation of $7,898 and $1,166 respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2012, the unamortized fair value of the options totaled $26,180.

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

NOTE 4 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of March 31, 2012 and December 31, 2011 is set forth in the following table:

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	March 31, 2012	December 31, 2011
Parts inventory	$102,451	$105,162
Fuel inventory	188,355	167,540
Other inventory	11,020	12,469
Total inventory	$301,826	$285,171

Included in inventories are amounts held for third parties of $108,002 and $173,023 as of March 31, 2012 and December 31, 2011, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

The law firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, the Company’s Chairman of the Board of Directors, is a managing partner of this firm. During the three months ended March 31, 2012 and 2011, the Company was billed approximately $0 for legal services. At March 31, 2012 and December 31, 2011, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $4,200 related to legal services provided by such firm.

On August 29, 2011, the Company entered into a Redemption Agreement with the non-controlling interest in a subsidiary of the Company. As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement, an additional approximately $447,000 was paid through March 31, 2012, and the balance is recorded as a liability at a discount rate of seven (7%) percent. Continuing earn-out payments shall be made on a monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts, plus (ii) five percent (5%) of the subsidiary’s pre-tax profit.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the consolidated condensed financial statements and related notes appearing elsewhere in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements," as well as those discussed elsewhere in this report and those discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our business activities are carried out as an FBO at the Wilkes-Barre/Scranton (Pennsylvania) International Airport, as an FBO at the Garden City (Kansas) Regional Airport, as the FBO and operator of the Downtown Manhattan (New York) Heliport, and as a consultant to the FBO and operator of the Niagara Falls (New York) International Airport.

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

REVENUE AND OPERATING RESULTS

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011.

REVENUE

Revenue increased by 13.4 percent to $3,146,075 for the three months ended March 31, 2012 as compared with corresponding prior-year period revenue of $2,775,218.

For the three months ended March 31, 2012, revenue associated with the operation of the Downtown Manhattan Heliport (“Heliport”) increased by 11.4 percent to approximately $1,500,000 as compared to approximately $1,350,000 in the three months ended March 31, 2011. The increase in revenue was in large part impacted by an increase in helicopter landings and passenger counts in the three months ended March 31, 2012 as compared to the same period in the prior year. Unseasonably warm and dry weather during the 2012 period, as compared to 2011, was more conducive to helicopter tourist activity

Revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 19.9 percent to approximately $1,645,000 as compared to the same period in the prior year. The increases in revenue associated with the sale of jet fuel, aviation gasoline and related items was related to a combination of higher volume along with higher average fuel prices as compared with the prior year. We generally price our fuel products on a fixed dollar margin basis. As the cost of fuel increases, the corresponding customer price increases as well. If volume is constant, this methodology yields higher revenue but at comparable gross margins.

Revenue associated with maintenance activities decreased by 30.1 percent to approximately $94,000 as compared to the same period in the prior year. The decrease in maintenance revenue was due to decreases in both charges for labor services and for parts as a result of a generally lower level of activity associated with piston aircraft domiciled at the Pennsylvania facility.

Revenue associated with the leasing of aircraft and office space along with the consultation to non-owned FBO facilities increased by 19.2 percent to approximately $17,400 in the three months ended March 31, 2012 as compared to the same period in the prior year. The increases in revenue were associated with higher fees associated with the consultation to non-owned FBO facilities.

GROSS PROFIT

Total gross profit increased 5.3 percent to $1,283,861 in the three months ended March 31, 2012 as compared with the three months ended March 31, 2011. Gross profit as a percent of revenue decreased to 40.8 percent in the three months ended March 31, 2012 as compared to 43.9 percent in the same period in the prior year.

The decrease in gross margin is related to higher fee payments to the City of New York in connection with the Heliport and higher costs of fuel, which translated to greater revenue but at comparable gross profit on a per gallon basis.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative (“SG&A”) expenses were $1,210,450 in the three months ended March 31, 2012, an increase of approximately $18,000 or 1.5 percent, as compared to the same period in 2011.

SG&A associated with our FBO operations were approximately $1,160,000 in the three months ended March 31, 2012, an increase of approximately $50,700, or 4.6 percent, as compared to the three months ended March 31, 2011. SG&A at the Heliport increased due to higher management fees, which offset reduced operating expenses at our other facilities. SG&A associated with our FBO operations as a percentage of revenue was 36.9 percent for the three months ended March 31, 2012, as compared with 40.0 percent in the corresponding prior year period.

Corporate SG&A was approximately $50,600 for the three months ended March 31, 2012, representing a decrease of approximately $32,700 as compared with the corresponding prior year period. The decrease in the three months ended March 31, 2012 was driven largely by lower audit fees, a large portion of which were accrued into 2011.

OPERATING INCOME

Operating income for the three months ended March 31, 2012 was $73,411 as compared to $26,239 in the three months ended March 31, 2011. Improvements on a year-over-year basis were driven by a combination of higher levels of revenue leading to increased gross profit as described above.

Depreciation and Amortization

Depreciation and amortization was approximately $101,000 and $75,000 for the three months ended March 31, 2012 and 2011, respectively. The increase was largely attributed to the depreciation recorded in connection with the capital improvement program at the Heliport, which was described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Interest Income/Expense

Interest income for the three months ended March 31, 2012 was approximately $6,900, as compared to $9,600 in three months ended March 31, 2011, with the decrease largely attributable to lower rates of interest in connection with deposited amounts. Interest expense for the three months ended March 31, 2012 was approximately $37,000, as compared to $39,000 in the same period in 2011.

Income Tax

Income tax expense for the three months ended March 31, 2012 was $29,000 with no comparable expense recorded during the same period in 2011.

Net Income (Loss) Per Share

Net income for the three months ended March 31, 2012 was $47,351 and net loss for the three months ended March 31, 2011 was $36,298. The improved performance is a result of the performance characteristics described above.

Basic and diluted net income per share for the three months ended March 31, 2012 was $0.00. Basic and diluted net loss per share for the three months ended March 31, 2011 was $0.00.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had cash and cash equivalents of $518,642 and a working capital surplus of $481,602. We generated revenue of $3,146,075 and net income of $47,351 for the three months ended March 31, 2012. For the three months ended March 31, 2012, cash flows included net cash provided by operating activities of $249,974, net cash used in investing activities of $34,944, and net cash used in financing activities of $148,345.

On and effective January 30, 2012, we entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America. The Amended and Restated Loan Agreement increased our revolving credit facility with the bank (“B of A Credit Facility”) to $1,150,000.

The B of A Credit Facility, with an extended balance of $650,000 as of March 31, 2012, requires interest payments based on outstanding balances at an interest rate of 30-day LIBOR plus 300 basis points, and is annually renewable at Bank of America’s option. An annual fee of 0.50% is incurred against the total availability of the B of A Credit Facility.

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

On July 20, 2011, we entered into a loan agreement (the “Loan Agreement”) with Bank of America. The Loan Agreement provided us with a $318,198 term loan facility (the “B of A Term Loan”). The B of A Term Loan is amortized over 48 months at an interest rate of 4.2% and matures on July 20, 2015. A one-time origination fee of 1.0% was incurred at the commencement of the B of A Term Loan.

We are party to a concession agreement with the City of New York for the operation of the Heliport. Under this agreement, we must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement, which expires on October 31, 2018. During the three months ended March 31, 2012, we incurred with the City of New York approximately $331,000 in concession fees, which is recorded in the cost of revenue.

During the three months ended March 31, 2012, we had a net increase in cash of $66,685. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2012, net cash provided by operating activities was $249,974. This amount included an increase in operating cash related to net income of $47,351 and additions for the following items: (i) depreciation and amortization, $100,905; (ii) stock-based compensation expense, $7,898; (iii) accounts receivable, $291,201; (iv) prepaid expense, $74,582; and (iv) deferred income tax expense, $26,000. The increase in cash used in operating activities in 2012 was offset by the following decreases: (i) inventories, $16,656; (ii) deposits, $4,175; (iii) accounts payable, $113,667; (iv) customer deposits, $11,845; and (v) accrued expenses, $151,620. For the three months ended March 31, 2011, net cash provided by operating activities was $591,581. This amount included a decrease in operating cash related to a net loss of $36,298 and additions for the following items: (i) depreciation and amortization, $74,616; (ii) management fee recorded through additional paid in capital, $203,331; (iii) stock-based compensation expense, $1,166; (iv) accounts receivable, $166,414; (iv) prepaid expense, $102,292; (v) accounts payable, $504,357; and (vi) loss on disposition of equipment, $8,379. The increase in cash used in operating activities in 2011 was offset by the following decreases: (i) inventories, $83,241; (ii) deposits, $1,046; (iii) customer deposits, $38,363; and (iv) accrued expenses, $310,026.

Cash from Investing Activities

For the three months ended March 31, 2012, net cash used in investing activities was $34,944 and was attributable to the purchase of property and equipment of $59,556 offset by the repayment of notes receivable of $24,612. For the three months ended March 31, 2011, net cash used in investing activities was $748,136 and was attributable to the purchase of property and equipment of $799,339 offset by (i) proceeds from the disposition of equipment, $28,250; and (ii) the repayment of notes receivable, $22,953.

Cash from Financing Activities

For the three months ended March 31, 2012, net cash used in financing activities was $148,345, consisting entirely of the repayment of notes payable. For the three months ended March 31, 2011, net cash used in financing activities was $117,662, consisting entirely of (i) the repayment of notes payable, $105,673; and (ii) purchase of common stock, retired, $11,989.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2011 and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (principal executive and principal financial officer). *

32.1	Section 1350 Certification. *

10.1	Amended Loan Agreement between the Company and Bank of America, incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

10.2	Forms of Security Agreements between the Company and Bank of America, incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: May 14, 2012	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President and Chief Executive Officer

