Form 10-Q
period 2012-06-30
Saker Aviation Services, Inc.
filed 2012-08-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2012

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

Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule # 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of August 14, 2012, the registrant had 33,040,422 shares of its common stock, $0.001 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2012

Index

		Page

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	1

	Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 (unaudited)	2

	Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4.	CONTROLS AND PROCEDURES	13

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	14

SIGNATURES		15

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$803,215	$451,957
Accounts receivable	1,556,613	1,532,673
Inventories	283,084	285,171
Note receivable – current portion, less discount	104,666	101,077
Prepaid expenses and other current assets	370,115	373,385
Deferred income taxes	—	204,000
Total current assets	3,117,693	2,948,263

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,159,419 and $961,189 respectively	2,424,517	2,539,198

OTHER ASSETS
Deposits	197,534	181,259
Note receivable, less current portion and discount	247,466	300,712
Intangible assets – trade names	135,000	135,000
Goodwill	2,368,284	2,368,284
Total other assets	2,948,284	2,985,255
TOTAL ASSETS	$8,490,494	$8,472,716

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$786,763	$781,675
Customer deposits	129,830	138,756
Lines of credit	616,995	650,000
Accrued expenses	368,079	385,872
Deferred income taxes	12,000	—
Notes payable – current portion	551,101	488,846
Total current liabilities	2,464,768	2,445,149

LONG-TERM LIABILITIES
Notes payable - less current portion	1,478,144	1,809,902
Total liabilities	3,942,912	4,255,051

STOCKHOLDERS’ EQUITY
Controlling interest
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 33,040,422 shares issued and outstanding as of June 30, 2012 and December 31, 2011	33,040	33,040
Additional paid-in capital	19,866,278	19,850,134
Accumulated deficit	(15,351,736)	(15,665,509)
TOTAL STOCKHOLDERS’ EQUITY	4,547,582	4,217,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,490,494	$8,472,716

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

REVENUE	$4,864,253	$4,574,759	$8,010,329	$7,349,977
COST OF REVENUE	2,726,187	2,465,410	4,717,183	4,162,696
GROSS PROFIT	2,138,066	2,109,349	3,293,146	3,187,281

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,580,908	1,583,537	2,662,577	2,635,229

OPERATING INCOME	557,158	525,812	630,569	552,052

OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	2,894	(43,647)	35,909	(76,828)
INTEREST INCOME	6,455	9,217	13,343	18,812
INTEREST EXPENSE	(37,085)	(39,243)	(74,048)	(78,194)
TOTAL OTHER INCOME (EXPENSE)	(27,736)	(73,673)	(24,796)	(136,210)

INCOME BEFORE INCOME TAX EXPENSE	529,422	452,139	605,773	415,842

INCOME TAX EXPENSE
CURRENT	73,000	—	76,000	—
DEFERRED	190,000	176,000	216,000	176,000
INCOME TAX EXPENSE	263,000	176,000	292,000	176,000

NET INCOME	$266,422	$276,139	$313,773	$239,842

Net income per Common Share – Basic and Diluted	$0.01	$0.01	$0.01	$0.01

Weighted Average Number of Common Shares Outstanding – Basic	33,040,422	33,040,422	33,040,422	33,047,960

Weighted Average Number of Common Shares Outstanding – Diluted	34,436,629	34,743,200	33,436,629	34,750,738

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$313,773	$239,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,230	166,565
Management fee recorded through additional paid in capital	—	708,382
Loss on dispositions of equipment	—	2,799
Stock based compensation	16,144	3,498
Changes in operating assets and liabilities:
Accounts receivable	(23,940)	(285,222)
Inventories	2,087	(48,766)
Prepaid expenses and other current assets	3,270	(46,779)
Deposits	(16,275)	(2,118)
Deferred income taxes	216,000	176,000
Accounts payable	5,088	172,509
Customer deposits	(8,926)	3,539
Accrued expenses	(17,793)	(757,982)
TOTAL ADJUSTMENTS	373,885	92,425

NET CASH PROVIDED BY OPERATING ACTIVITIES	687,659	332,267

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of equipment	—	65,247
Payment of note receivable	49,657	46,310
Purchase of property and equipment	(83,549)	(931,196)
NET CASH USED IN INVESTING ACTIVITIES	(33,892)	(819,639)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(269,503)	(47,139)
Purchase of common stock, retired	—	(11,989)
Repayment of line of credit	(33,005)	—
NET CASH USED IN FINANCING ACTIVITIES	(302,508)	(59,128)

NET CHANGE IN CASH	351,258	(546,500)

CASH – Beginning	451,957	1,541,992
CASH – Ending	$803,215	$995,492

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$74,048	$78,194
Income Taxes	$76,176	$—

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and related footnotes for Saker Aviation Services, Inc. and its subsidiaries (collectively, the “Company”), which appear in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of June 30, 2012 and the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 and the cash flows for the six months ended June 30, 2012 and 2011 have been prepared by the Company without audit. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of June 30, 2012 and its results of operations for the three and six months ended June 30, 2012 and cash flows for the six months ending June 30, 2012 not misleading have been included. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated subsequent events which have occurred after June 30, 2012.

NOTE 2 – Management’s Liquidity Plans

As of June 30, 2012, the Company had cash of $803,215 and had a working capital surplus of $652,925. The Company generated revenue of $8,010,329 and net income of $313,773 for the six months ended June 30, 2012.

Effective January 30, 2012, the Company entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America. The Amended and Restated Loan Agreement increased the Company’s revolving credit facility (“B of A Credit Facility”) to $1,150,000.

The B of A Credit Facility, with an extended balance of $616,995 as of June 30, 2012, requires interest payments based on outstanding balances at an interest rate calculated using the 30-day LIBOR rate plus 300 basis points, and is annually renewable at Bank of America’s option. An annual fee of 0.50% against the total availability of the B of A Credit Facility is also incurred.

On September 21, 2011, the Company entered into an agreement with Bank of America whereby the bank established an equipment line of credit for up to $130,000. On May 1, 2012, the principal amount drawn by the company against this line of credit of $118,703 was converted into a term loan (the “B of A Equipment Loan”). The B of A Equipment Loan is being amortized over five years and bears interest at a rate equal to the bank’s prime rate plus 1.5%.

On July 20, 2011, the Company entered into a loan agreement with Bank of America that provided the Company with a $318,198 term loan facility (the “B of A Term Loan”). The B of A Term Loan is being amortized over 48 months, bears interest at a rate of 4.2% and matures on July 20, 2015. A one-time origination fee of 1.0% was incurred at the commencement of the B of A Term Loan.

The Company is party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”), which expires on October 31, 2018. Under this agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement. During the six months ended June 30, 2012, the Company incurred with the City of New York approximately $875,000 in concession fees, which are recorded in the cost of revenue.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), FBO Air Wilkes-Barre, Inc. d/b/a Saker Aviation Services (“FBOWB”), and FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”). All significant inter-company accounts and transactions have been eliminated in consolidation.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications

Certain reclassifications were made to the prior period amounts to conform to the current period presentation. None of the reclassifications affected our net income or loss in any period.

Net Income Per Common Share

Net income for the three and six months ended June 30, 2012 was $266,422 and $313,773, respectively, and net income for the three and six months ended June 30, 2011 was $276,139 and $239,842, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices are greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012*	2011*	2012*	2011*
Weighted average common shares outstanding, basic	33,040,422	33,040,422	33,040,422	33,047,960

Common shares upon exercise of options	1,396,207	1,702,778	1,396,207	1,702,778

Weighted average common shares outstanding, diluted	34,436,629	34,743,200	34,436,629	34,750,738

* Outstanding stock options and warrants aggregating 1,400,000 and 4,975,000, respectively, were excluded from the compilation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock for the three and six months ended June 30, 2012 and 2011, respectively.

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2012 and 2011, the Company incurred stock-based compensation of $16,144 and $3,498, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2012, the unamortized fair value of such options totaled $16,340.

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in the year ending December 31, 2012 and earlier adoption is permitted. The Company is currently evaluating the impact of its pending adoption of ASU 2011-08 on its consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of June 30, 2012 and December 31, 2011 is set forth in the following table:

	June 30, 2012	December 31, 2011
Parts inventory	$104,574	$105,162
Fuel inventory	167,134	167,540
Other inventory	11,376	12,469
Total inventory	$283,084	$285,171

Included in inventories are amounts held for third parties of $147,823 and $173,023 as of June 30, 2012 and December 31, 2011, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 - Stockholders’ Equity

Stock Options

Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2012	1,675,000	$0.14
Granted	100,000	0.05
Exercised	—	—
Forfeited	—	—
Balance, June 30, 2012	1,775,000	$0.14
Exercisable at June 30, 2012	775,000	$0.14

On June 1, 2012, the Company granted an employee a stock option under the Plan to purchase 100,000 shares of common stock at $0.05 per share, the closing price of the Company’s common stock on May 31, 2012. Fifty-thousand shares subject to such option vest on December 31, 2012 and the remaining 50,000 shares vest on December 31, 2013. This option is valued at $5,000 and is being amortized over the vesting period.

NOTE 6 – Related Parties

The law firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, the Company’s Chairman of the Board of Directors, is a managing partner of this firm. During the six months ended June 30, 2012 and 2011, the Company was billed approximately $0 for legal services. At June 30, 2012 and December 31, 2011, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $250 related to legal services provided by such firm.

On August 29, 2011, the Company entered into a Redemption Agreement with the non-controlling interest in a subsidiary of the Company. As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement, an additional approximately $624,000 has been paid through June 30, 2012, and the balance is recorded as a liability at a discount rate of seven (7%) percent. Continuing earn-out payments shall be made on a monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts, plus (ii) five percent (5%) of the subsidiary’s pre-tax profit.

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

OVERVIEW

Saker Aviation Services, Inc. (“we”, “us”, “our”) is a Nevada corporation, the common stock, $0.001 par value (the “common stock”), of which is publicly traded on the OTCQB market place system under the symbol “SKAS”. Through our subsidiaries, we operate in the fixed base operation (“FBO”) segment of the general aviation industry, in which we serve as the operator of a heliport FBO, two primarily fixed-wing aircraft FBOs and provide consulting services for an FBO facility that we do not own. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft; aircraft maintenance; as well as other miscellaneous services.

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

REVENUE AND OPERATING RESULTS

Comparison of the Three and Six Months Ended June 30, 2012 and June 30, 2011.

REVENUE

Revenue increased by 6.3 percent to $4,864,253 for the three months ended June 30, 2012 as compared with corresponding prior-year period revenue of $4,574,759. For the six months ended June 30, 2012, revenue increased by 9.0% to $8,010,329 as compared with revenue of $7,349,977 in the same period in the prior year.

For the three months ended June 30, 2012, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 15.5 percent to approximately $2,600,000 as compared to approximately $2,200,000 in the three months ended June 30, 2011. The increase was related to a combination of higher volume along with higher average fuel prices as compared with the prior year. We generally price our fuel products on a fixed dollar margin basis. As the cost of fuel increases, the corresponding customer price increases as well. If volume is constant, this methodology yields higher revenue but at comparable gross margins.

For the three months ended June 30, 2012, revenue associated with services and supply items decreased by 1.1 percent to approximately $2,200,000 as compared to approximately $2,300,000 in the three months ended June 30, 2011. The decrease was in large part impacted by a decrease in maintenance activity and revenue in the three months ended June 30, 2012 as compared to the same period in the prior year.

For the three months ended June 30, 2012, all other revenue decreased by 39.1 percent to approximately $49,000 as compared to approximately $81,000 in the three months ended June 30, 2011.

For the six months ended June 30, 2012, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 16.7 percent to approximately $4,400,000 as compared to approximately $3,750,000 in the six months ended June 30, 2011. The increase was related to a combination of higher volume along with higher average fuel prices as compared with the prior year.

For the six months ended June 30, 2012, revenue associated with services and supply items increased by 1.4 percent to approximately $3,535,000 as compared to approximately $3,486,000 in the six months ended June 30, 2011.

For the six months ended June 30, 2012, all other revenue decreased by 12.4 percent to approximately $96,000 as compared to approximately $110,000 in the six months ended June 30, 2011.

GROSS PROFIT

Total gross profit increased 1.4 percent to $2,138,066 in the three months ended June 30, 2012 as compared with the three months ended June 30, 2011. Gross profit as a percent of revenue decreased to 44.0 percent in the three months ended June 30, 2012 as compared to 46.1 percent in the same period in the prior year. The decrease in gross margin is related to higher fee payments to the City of New York in connection with the Heliport and higher costs of fuel, which translated to greater revenue but at comparable gross profit on a per gallon basis.

Total gross profit increased 3.3 percent to $3,293,146 in the six months ended June 30, 2012 as compared with the six months ended June 30, 2011. Gross profit as a percent of revenue decreased to 41.1 percent in the six months ended June 30, 2012 as compared to 43.4 percent in the same period in the prior year. The decrease in gross margin is related to higher fee payments to the City of New York in connection with the Heliport and higher costs of fuel, which translated to greater revenue but at comparable gross profit on a per gallon basis.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative (“SG&A”) expenses were $1,580,908 in the three months ended June 30, 2012, a decrease of approximately $2,600 or 0.2 percent, as compared to the same period in 2011.

SG&A associated with our FBO operations were approximately $1,500,000 in the three months ended June 30, 2012, a decrease of approximately $39,000, or 2.6 percent, as compared to the three months ended June 30, 2011. SG&A associated with our FBO operations as a percentage of revenue was 30.8 percent for the three months ended June 30, 2012, as compared with 33.6 percent in the corresponding prior year period.

Corporate SG&A was approximately $84,000 for the three months ended June 30, 2012, representing an increase of approximately $37,000 as compared with the corresponding prior year period. The increase was driven largely by fees associated with our audit being recorded in the three months ended June 30, 2012 while comparable expenses were recorded in the three months ended March 31, 2011.

Total SG&A was $2,662,577 in the six months ended June 30, 2012, an increase of approximately $27,000 or 1.0 percent, as compared to the same period in 2011.

SG&A associated with our FBO operations were approximately $2,500,000 in the six months ended June 30, 2012, an increase of approximately $27,000, or 1.1 percent, as compared to the six months ended June 30, 2011. SG&A associated with our FBO operations as a percentage of revenue was 31.6 percent for the six months ended June 30, 2012, as compared with 34.1 percent in the corresponding prior year period.

Corporate SG&A was approximately $131,000 for the six months ended June 30, 2012 and 2011.

OPERATING INCOME

Operating income for the three and six months ended June 30, 2012 was $557,158 and $630,569, respectively, as compared to $525,812 and $552,052 in the three and six months ended June 30, 2011, respectively. Improvements on a year-over-year basis were driven by a combination of higher levels of revenue leading to increased gross profit, which offset slightly higher SG&A, as described above.

Depreciation and Amortization

Depreciation and amortization was approximately $198,000 and $167,000 for the six months ended June 30, 2012 and 2011, respectively. The increase was largely attributed to the depreciation recorded in connection with the capital improvement program at the Heliport, as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Interest Income/Expense

Interest income for the three and six months ended June 30, 2012 was $6,455 and $13,343, respectively, as compared to $9,217 and $18,812 in three and six months ended June 30, 2011, respectively, with the decreases largely attributable to lesser deposited amounts. Interest expense for the three and six months ended June 30, 2012 was $37,085 and $74,048, respectively, as compared to $39,243 and $78,194 in the same periods in 2011.

Income Tax

Income tax expense for the three and six months ended June 30, 2012 was $263,000 and $292,000, respectively, as compared to $176,000 for the three and six months ended June 30, 2011. Increases for both periods were a result of higher pre-tax income due to the factors described above.

Net Income Per Share

Net income for the three and six months ended June 30, 2012 was $266,422 and $313,773, respectively. Net income for the three and six months ended June 30, 2011 was $276,139 and $239,842, respectively.

Basic and diluted net income per share for the three and six months ended June 30, 2012 was $0.01. Basic and diluted net income per share for the three and six months ended June 30, 2011 was $0.01.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had cash of $803,215 and had a working capital surplus of $652,925. We generated revenue of $8,010,329 and net income of $313,773 for the six months ended June 30, 2012.

Effective January 30, 2012, we entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America. The Amended and Restated Loan Agreement increased our revolving credit facility (“B of A Credit Facility”) to $1,150,000.

The B of A Credit Facility, with an extended balance of $616,995 as of June 30, 2012, requires interest payments based on outstanding balances at an interest rate calculated using the 30-day LIBOR rate plus 300 basis points, and is annually renewable at Bank of America’s option. An annual fee of 0.50% against the total availability of the B of A Credit Facility is also incurred.

On September 21, 2011, we entered into an agreement with Bank of America whereby the bank established an equipment line of credit for up to $130,000. On May 1, 2012, the principal amount drawn by the company against this line of credit of $118,703 was converted into a term loan (the “B of A Equipment Loan”). The B of A Equipment Loan is being amortized over five years and bears interest at a rate equal to the bank’s prime rate plus 1.5%.

On July 20, 2011, we entered into a loan agreement with Bank of America that provided us with a $318,198 term loan facility (the “B of A Term Loan”). The B of A Term Loan is being amortized over 48 months, bears interest at a rate of 4.2% and matures on July 20, 2015. A one-time origination fee of 1.0% was incurred at the commencement of the B of A Term Loan.

We are party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”), which expires on October 31, 2018. Under this agreement, we must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement. During the six months ended June 30, 2012, we incurred with the City of New York approximately $875,000 in concession fees, which are recorded in the cost of revenue.

During the six months ended June 30, 2012, we had a net increase in cash of $351,258. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2012, net cash provided by operating activities was $687,659. This amount included an increase in operating cash related to net income of $313,773 and additions for the following items: (i) depreciation and amortization, $198,230; (ii) stock-based compensation expense, $16,144; (iii) accounts payable, $5,088; (iv) prepaid expense, $3,270; (iv) inventory, $2,087; and (vii) deferred income taxes, $216,000. The increase in cash used in operating activities in 2012 was offset by the following decreases: (i) accounts receivable, $23,940; (ii) deposits, $16,275; (iii) customer deposits, $8,926; (iv) and accrued expenses, $17,793. For the six months ended June 30, 2011 net cash provided by operating activities was $332,267. This amount included an increase in operating cash related to net income of $239,842 and additions for the following items: (i) depreciation and amortization, $166,565; (ii) management fees recorded through additional paid in capital, $708,382; (iii) stock-based compensation expense, $3,498; (iv) accounts payable, $172,509, (v) customer deposits, $3,539; (vi) deferred income taxes, $176,000; and (vii) loss on disposition of equipment, $2,799. The increase in cash used in operating activities in 2011 was offset by the following decreases: (i) accounts receivable, $285,222, (ii) inventories, $48,766; (iii) prepaid expenses, $46,779; (iv) deposits, $2,118; and (v) accrued expenses, $757,982.

Cash from Investing Activities

For the six months ended June 30, 2012, net cash used in investing activities was $33,892 and was attributable to the purchase of property and equipment of $83,549 offset by the repayment of notes receivable of $49,657. For the six months ended June 30, 2011, net cash used in investing activities was $819,639 and was attributable to the purchase of property and equipment of $931,196 offset by (i) the payment of notes receivable of $46,310; and (ii) proceeds from the disposition of equipment of $65,247.

Cash from Financing Activities

For the six months ended June 30, 2012, net cash used in financing activities was $302,508, consisting of the repayment of notes payable, $269,503, and the repayment of line of credit, $33,005. For the six months ended June 30, 2011, net cash used in financing activities was $59,128, consisting of the repayment of notes payable of $47,139 and purchase of common stock, retired, of $11,989.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in the year ended December 31, 2012 and earlier adoption is permitted. We are currently evaluating the impact of its pending adoption of ASU 2011-08 on our consolidated financial statements.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our President, Chief Executive Officer and principal financial officer (the same executive is both our principal executive officer and principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon, and as of the date of that evaluation, our President, Chief Executive Officer and principal financial officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President, Chief Executive Officer and principal financial officer, as appropriate.

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

Saker Aviation Services, Inc.

Date: August 14, 2012	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President and Chief Executive Officer

