Form 10-Q
period 2012-09-30
Saker Aviation Services, Inc.
filed 2012-11-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2012

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

Yes ☐          No ☒

As of November 14, 2012, the registrant had 33,040,422 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2012

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2012	December 31, 2011
	(unaudited)
CURRENT ASSETS
Cash	$318,688	$451,957
Accounts receivable	1,760,312	1,532,673
Inventories	244,930	285,171
Note receivable – current portion, less discount	106,509	101,077
Prepaid expenses and other current assets	468,773	373,385
Deferred income taxes	—	204,000
Total current assets	2,899,212	2,948,263

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $1,258,405 and $961,189 respectively	2,367,656	2,539,198

OTHER ASSETS
Deposits	198,368	181,259
Note receivable, less current portion and discount	220,137	300,712
Intangible assets – trade names	135,000	135,000
Goodwill	2,368,284	2,368,284
Total other assets	2,921,789	2,985,255
TOTAL ASSETS	$8,188,657	$8,472,716

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$905,987	$781,675
Customer deposits	132,247	138,756
Lines of credit	—	650,000
Accrued expenses	441,509	385,872
Deferred income taxes	169,150	—
Notes payable – current portion	532,269	488,846
Total current liabilities	2,181,162	2,445,149

LONG-TERM LIABILITIES
Notes payable - less current portion	1,252,826	1,809,902
Total liabilities	3,433,988	4,255,051

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000;
33,040,422 shares issued and outstanding as of September 30, 2012 and December 31, 2011	33,040	33,040
Additional paid-in capital	19,877,366	19,850,134
Accumulated deficit	(15,155,737)	(15,665,509)
TOTAL STOCKHOLDERS’ EQUITY	4,754,669	4,217,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,188,657	$8,472,716

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2012	2011	2012	2011

REVENUE	$4,882,781	$4,643,683	$12,893,110	$11,993,660
COST OF REVENUE	2,868,775	2,905,280	7,585,957	7,067,977
GROSS PROFIT	2,014,006	1,738,403	5,307,153	4,925,683

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	1,557,300	1,327,867	4,219,712	3,963,096

OPERATING INCOME	456,706	410,536	1,087,441	962,587

OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	3,864	4,607	39,607	20,780
INTEREST INCOME	6,014	5,642	19,358	24,454
INTEREST EXPENSE	(42,585)	(39,914)	(116,634)	(118,108)
TOTAL OTHER INCOME (EXPENSE)	(32,707)	(29,665)	(57,669)	(72,874)

INCOME BEFORE INCOME TAX EXPENSE	423,999	380,871	1,029,772	889,713

INCOME TAX EXPENSE
CURRENT	(71,000)	(150,000)	(147,000)	(243,000)
DEFERRED	(157,000)	(86,000)	(373,000)	(262,000)
INCOME TAX EXPENSE	(228,000)	(236,000)	(520,000)	(505,000)
NET INCOME	195,999	144,871	509,772	384,713
Net income per Common Share – Basic and Diluted	$0.01	$0.00	$0.02	$0.01
Weighted Average Number of Common Shares
Outstanding – Basic	33,040,422	33,040,422	33,040,422	33,045,420
Weighted Average Number of Common Shares Outstanding – Diluted	34,278,110	34,844,369	34,278,110	34,849,367

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$509,772	$384,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297,216	259,551
Management fee recorded through additional paid in capital	—	745,669
Loss on dispositions of equipment	—	2,799
Stock based compensation	27,232	5,247
Changes in operating assets and liabilities:
Accounts receivable	(227,639)	(376,158)
Inventories	40,241	(6,939)
Prepaid expenses and other current assets	(95,388)	41,828
Deposits	(17,109)	275,105
Deferred income taxes	373,150	250,631
Accounts payable	124,312	407,205
Customer deposits	(6,509)	(53,696)
Accrued expenses	55,637	(1,255,691)
TOTAL ADJUSTMENTS	571,143	295,551
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,080,915	680,264
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of equipment	—	65,247
Payment of note receivable	75,143	70,077
Purchase of property and equipment	(125,674)	(917,885)
NET CASH USED IN INVESTING ACTIVITIES	(50,531)	(782,561)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(513,653)	(809,305)
Purchase of common stock, retired	—	(11,989)
Line of credit, net	—	150,000
Repayment of line of credit	(650,000)	—
Redemption of non-controlling interest	—	(476,995)
NET CASH USED IN FINANCING ACTIVITIES	(1,163,653)	(1,148,289)
NET CHANGE IN CASH	(133,269)	(1,250,586)
CASH – Beginning	451,957	1,541,992
CASH – Ending	$318,688	$291,406
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$116,634	$118,108
Income Taxes	$146,796	$253,608
SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION
Increase in notes payable for the redemption of non-controlling interest	$—	$1,956,952

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

The condensed consolidated balance sheet as of September 30, 2012 and the condensed consolidated statements of operations and cash flows for the nine months ended September 30, 2012 and 2011 have been prepared by the Company without audit. In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of September 30, 2012 and its results of operations and cash flows for the three and nine months ended September 30, 2012 not misleading have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated subsequent events which have occurred after September 30, 2012.

NOTE 2 – Management’s Liquidity Plans

As of September 30, 2012, the Company had cash of $318,688 and had a working capital surplus of $718,050. The Company generated revenue of $12,893,110 and net income of $509,772 for the nine months ended September 30, 2012.

Effective January 30, 2012, the Company entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America. The Amended and Restated Loan Agreement increased the Company’s revolving credit facility (“B of A Credit Facility”) to $1,150,000. No amounts were outstanding under the B of A Credit Facility as of September 30, 2012.

The B of A Credit Facility requires interest payments based on outstanding balances at an interest rate calculated using the 30-day LIBOR rate plus 300 basis points, and is annually renewable at Bank of America’s option. An annual fee of 0.50% of the total availability of the B of A Credit Facility is also incurred.

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

The Company is party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”), which expires on October 31, 2018. Under this agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement. During the nine months ended September 30, 2012, the Company incurred approximately $1,560,000 in concession fees with the City of New York, which are recorded as cost of revenue.

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

Net Income Per Common Share

Net income for the three and nine months ended September 30, 2012 was $195,999 and $509,772, respectively, and net income for the three and nine months ended September 30, 2011 was $144,871 and $384,713, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices are greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended September 30,		For the Nine months ended September 30,
	2012*	2011*	2012*	2011*
Weighted average common shares outstanding, basic	33,040,422	33,040,422	33,040,422	33,045,420
Common shares upon exercise of options	1,237,688	1,803,947	1,237,688	1,803,947
Weighted average common shares outstanding, diluted	34,278,110	34,844,369	34,278,110	34,849,367

* Outstanding stock options and warrants aggregating 1,050,000 and 900,000 for the three and nine months ended September 30, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock for the three and nine months ended September 30, 2012 and 2011, respectively.

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the nine months ended September 30, 2012 and 2011, the Company incurred stock-based compensation of $27,232 and $5,247, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2012, the unamortized fair value of such options totaled $4,500.

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in the year ending December 31 2013 and earlier adoption is permitted. The Company has adopted ASU 2011-08 on its consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers. The Company also maintains fuel inventories for commercial airline use and charges into-plane fees when servicing commercial aircraft. A summary of inventories as of September 30, 2012 and December 31, 2011 is set forth in the following table:

	September 30, 2012	December 31, 2011
Parts inventory	$99,377	$105,162
Fuel inventory	134,313	167,540
Other inventory	11,239	12,469
Total inventory	$244,930	$285,171

Included in inventories are amounts held for third parties of $116,728 and $173,023 as of September 30, 2012 and December 31, 2011, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 - Stockholders’ Equity

Stock Options

Details of all options outstanding are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2012	1,675,000	$0.14
Granted	100,000	0.05
Exercised	—	—
Forfeited	(350,000)	0.38
Balance, September 30, 2012	1,425,000	$0.08
Exercisable at September 30, 2012	425,000	$0.08

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

On April 17, 2012, four sets of options of 25,000 shares each, representing a total of 100,000 shares, expired.

On April 1, 2012, an option for 250,000 shares expired.

NOTE 6 – Related Parties

The law firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, the Company’s Chairman of the Board of Directors, is a managing partner of this firm. During the nine months ended September 30, 2012 and 2011, the Company was billed approximately $0 for legal services. At September 30, 2012 and December 31, 2011, the Company has recorded in accounts payable an obligation for legal fees to such firm of approximately $250 related to legal services provided by such firm.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On August 29, 2011, the Company entered into a Redemption Agreement with the non-controlling interest in a subsidiary of the Company. As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement, an additional approximately $808,000 has been paid through September 30, 2012. The balance is recorded as a liability at a discount rate of 7%. Continuing earn-out payments shall continue to be made on a monthly basis in an amount equal to (i) 5% of the subsidiary’s gross receipts, plus (ii) 5% of the subsidiary’s pre-tax profit.

NOTE 7 - Litigation

From time to time in the normal course of its business, the Company may be a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the condensed consolidated financial statements and related notes appearing in Item 1 of this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those included in such forward-looking statements. Factors which could cause actual results to differ materially include those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements," those discussed elsewhere in this report and those discussed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

Saker Aviation Services, Inc. (“we”, “us”, “our”) is a Nevada corporation, the common stock, $0.001 par value per share (the “common stock”), of which is publicly traded on the OTCQB Marketplace under the symbol “SKAS”. Through our subsidiaries, we operate in the fixed base operation (“FBO”) segment of the general aviation industry. We serve as the operator of a heliport FBO, two primarily fixed-wing aircraft FBOs and provide consulting services for an FBO facility that we do not own. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft; aircraft maintenance; as well as other miscellaneous services.

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

The New York heliport facility became part of our company through the award of a concession agreement by the City of New York to operate the Downtown Manhattan Heliport, which was assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”).

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

REVENUE AND OPERATING RESULTS

Comparison of the Three and Nine months ended September 30, 2012 and September 30, 2011.

REVENUE

Revenue increased by 5.1 percent to $4,882,781 for the three months ended September 30, 2012 as compared with corresponding prior-year period revenue of $4,643,683. For the nine months ended September 30, 2012, revenue increased by 7.5 percent to $12,893,110 as compared with revenue of $11,993,660 in the same period in the prior year.

For the three months ended September 30, 2012, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 3.0 percent to approximately $2,600,000 as compared to approximately $2,500,000 in the three months ended September 30, 2011. The increase was related to a combination of higher volume of gallons along with higher average fuel prices as compared with the prior year. We generally price our fuel products on a fixed dollar margin basis. As the cost of fuel increases, the corresponding customer price increases as well. If volume is constant, this methodology yields higher revenue but at comparable gross margins.

For the three months ended September 30, 2012, revenue associated with services and supply items increased by 7.6 percent to approximately $2,200,000 as compared to approximately $2,100,000 in the three months ended September 30, 2011. The increase was driven by higher levels of activity and related revenue in Heliport operations, which offset a decrease in maintenance activity and related revenue in the three months ended September 30, 2012 as compared to the same period in the prior year.

For the three months ended September 30, 2012, all other revenue increased by 11.4 percent to approximately $68,000 as compared to approximately $61,000 in the three months ended September 30, 2011.

For the nine months ended September 30, 2012, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 12.3 percent to approximately $7,000,000 as compared to approximately $6,200,000 in the nine months ended September 30, 2011. The increase was related to a combination of a higher volume of gallons along with higher average fuel prices as compared with the prior year.

For the nine months ended September 30, 2012, revenue associated with services and supply items increased by 2.0 percent to approximately $5,800,000 as compared to approximately $5,700,000 in the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, all other revenue increased by 19.7 percent to approximately $164,000 as compared to approximately $137,000 in the nine months ended September 30, 2011.

GROSS PROFIT

Total gross profit increased 15.9 percent to $2,014,006 in the three months ended September 30, 2012 as compared with the three months ended September 30, 2011. Gross profit as a percent of revenue increased to 41.2 percent in the three months ended September 30, 2012 as compared to 37.4 percent in the same period in the prior year. The increase in gross margin is related to a higher mix of service and supply gross profit, which generally carries a higher margin as compared to fuel and related gross profit.

Total gross profit increased 7.7 percent to $5,307,153 in the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011. Gross profit as a percent of revenue was essentially flat at 41.2 percent in the nine months ended September 30, 2012 as compared to 41.1 percent in the same period in the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative (“SG&A”) expenses were $1,557,300 in the three months ended September 30, 2012, an increase of approximately $229,000 or 17.3 percent, as compared to the same period in 2011. Personnel expense drove the increase as additional headcount were added to handle the additional volume and activity.

SG&A associated with our FBO operations was approximately $1,500,000 in the three months ended September 30, 2012, an increase of approximately $214,000, or 16.7 percent, as compared to the three months ended September 30, 2011. SG&A associated with our FBO operations as a percentage of revenue was 30.6 percent for the three months ended September 30, 2012, as compared with 27.5 percent in the corresponding prior year period.

Corporate SG&A was approximately $65,000 for the three months ended September 30, 2012, representing an increase of approximately $16,000 as compared with the corresponding prior year period.

Total SG&A was $4,219,711 in the nine months ended September 30, 2012, an increase of approximately $256,000 or 6.5 percent, as compared to the same period in 2011. Personnel expense drove the increase as additional headcount were added to handle the additional volume and activity.

SG&A associated with our FBO operations were approximately $4,000,000 in the nine months ended September 30, 2012, an increase of approximately $241,000, or 6.4 percent, as compared to the nine months ended September 30, 2011. SG&A associated with our FBO operations as a percentage of revenue was 31.2 percent for the six and nine months ended September 30, 2012, as compared with 31.5 percent in the corresponding prior year period.

Corporate SG&A was approximately $196,000 for the nine months ended September 30, 2012, an increase of approximately $16,000, or 8.8 percent, as compared to the corresponding prior year period.

OPERATING INCOME

Operating income for the three and nine months ended September 30, 2012 was $456,706 and $1,087,441, respectively, as compared to $410,536 and $962,587 in the three and nine months ended September 30, 2011, respectively. Improvements on a year-over-year basis were driven by a combination of higher levels of revenue leading to increased gross profit, which offset higher SG&A, as described above.

Depreciation and Amortization

Depreciation and amortization was approximately $298,000 and $260,000 for the nine months ended September 30, 2012 and 2011, respectively. The increase was largely attributed to the depreciation recorded in connection with the capital improvement program at the Heliport, as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Interest Income/Expense

Interest income for the three and nine months ended September 30, 2012 was $6,014 and $19,358, respectively, as compared to $5,642 and $24,454 in three and nine months ended September 30, 2011, respectively. Interest expense for the three and nine months ended September 30, 2012 was $42,585 and $116,634, respectively, as compared to $39,914 and $118,108 in the same periods in 2011.

Income Tax

Income tax expense for the three and nine months ended September 30, 2012 was $228,000 and $520,000, respectively, as compared to $236,000 and $505,000, respectively, for the three and nine months ended September 30, 2011.

Net Income Per Share

Net income for the three and nine months ended September 30, 2012 was $195,999 and $509,772, respectively. Net income for the three and nine months ended September 30, 2011 was $144,871 and $384,713, respectively.

Basic and diluted net income per share for the three and nine months ended September 30, 2012 was $0.01 and $0.02, respectively. Basic and diluted net income per share for the three and nine months ended September 30, 2011 was $0.00 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had cash of $318,688 and had a working capital surplus of $718,050. We generated revenue of $12,893,110 and net income of $509,772 for the nine months ended September 30, 2012.

Effective January 30, 2012, we entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America. The Amended and Restated Loan Agreement increased our revolving credit facility (“B of A Credit Facility”) to $1,150,000. No amounts were outstanding under the B of A Credit Facility as of September 30, 2012.

The B of A Credit Facility requires interest payments based on outstanding balances at an interest rate calculated using the 30-day LIBOR rate plus 300 basis points, and is annually renewable at Bank of America’s option. An annual fee of 0.50% of the total availability of the B of A Credit Facility is also incurred.

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

We are party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”), which expires on October 31, 2018. Under this agreement, we must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement. During the nine months ended September 30, 2012, we incurred with the City of New York approximately $1,560,000 in concession fees, which are recorded in the cost of revenue.

During the nine months ended September 30, 2012, we had a net decrease in cash of $133,269. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the nine months ended September 30, 2012, net cash provided by operating activities was $1,080,915. This amount included an increase in operating cash related to net income of $509,772 and additions for the following items: (i) depreciation and amortization, $297,216; (ii) stock-based compensation expense, $27,232; (iii) inventories, $40,241; (iv) deferred income taxes, $373,150; (iv) accounts payable, $124,312; and (vii) accrued expenses, $55,637. The increase in cash provided by operating activities in 2012 was offset by the following items: (i) accounts receivable, $227,639; (ii) prepaid expenses, $95,388; (iii) deposits, $17,109; (iv) and customer deposits, $6,509. For the nine months ended September 30, 2011, net cash provided by operating activities was $680,264. This amount included an increase in operating cash related to net income of $384,713 and additions for the following items: (i) depreciation and amortization, $259,551; (ii) management fees recorded through additional paid in capital, $745,669; (iii) stock-based compensation expense, $5,247; (iv) accounts payable, $407,205; (v) deposits, $275,105; (vi) deferred income taxes, $250,631; (vii) prepaid expenses, $41,828; and (viii) loss on disposition of equipment, $2,799. The increase in cash used in operating activities in 2011 was offset by the following items: (i) accounts receivable, $376,158; (ii) inventories, $6,939; (iii) customer deposits, $53,696; and (v) accrued expenses, $1,255,691.

Cash from Investing Activities

For the nine months ended September 30, 2012, net cash used in investing activities was $50,531 and was attributable to the purchase of property and equipment of $125,674 offset by the repayment of notes receivable of $75,143. For the nine months ended September 30, 2011, net cash used in investing activities was $782,561 and was attributable to the purchase of property and equipment, $917,885 offset by the payment of notes receivable of $70,077; and (iv) proceeds from the disposition of equipment of $65,247.

Cash from Financing Activities

For the nine months ended September 30, 2012, net cash used in financing activities was $1,163,653, consisting of the repayment of notes payable, $513,653, and the repayment of line of credit, $650,000. For the nine months ended September 30, 2011, net cash used in financing activities was $1,148,289, consisting of (i) the redemption of non-controlling interest, $476,995; (ii) the repayment of notes payable, $809,305; and (iii) purchase of common stock, retired, $11,989; offset by (iv) line of credit, net, $150,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in the year ended December 31, 2013 and earlier adoption is permitted. We have adopted ASU 2011-08 on our consolidated financial statements.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit Nto.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (principal executive and principal financial officer). *

32.1	Section 1350 Certification. *

* Filed herewith

** 101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Saker Aviation Services, Inc.

Date: November 14, 2012	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi President and Chief Executive Officer