Form 10-K
period 2012-12-31
Saker Aviation Services, Inc.
filed 2013-04-01
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of March 25, 2013, the Registrant had 33,040,422 shares of its Common Stock, $.001 par value, issued and outstanding.

Documents incorporated by reference: None

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN ITEM 1A, “RISK FACTORS” AND ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” OF THIS ANNUAL REPORT ON FORM 10-K. SEE ALSO “FORWARD-LOOKING STATEMENTS” WITHIN SUCH ITEM 7 OF THIS ANNUAL REPORT ON FORM 10-K.

PART I

ITEM 1.	BUSINESS

General

Saker Aviation Services, Inc. (“we”, “us”, “our”) is a Nevada corporation, our common stock, $0.001 par value per share (the “common stock”), is publicly traded on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. Through our subsidiaries, we operate in the fixed base operation (“FBO”) segment of the general aviation industry. We serve as the operator of a heliport FBO, two primarily fixed-wing aircraft FBOs and provide consulting services for an FBO facility that we do not own. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft; aircraft maintenance; as well as other miscellaneous services.

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

The FBO segment of the general aviation industry is highly fragmented. According to the National Air Transportation Association (“NATA”), there are over 3,000 FBOs that serve customers at one or more of over 3,000 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these companies are single location operators. NATA characterizes companies with operations at three or more airports as “chains.” An operation with FBOs in at least two distinctive regions of the country is considered a “national” chain while multiple locations within a single region are considered “regional” chains.

We believe the general aviation market has been historically cyclical, with revenue correlated to general U.S. economic conditions. Although not truly seasonal in nature, the spring and summer months tend to generate higher levels of revenue and our operations generally follow that trend.

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

Marketing and Sales

The main goal of our marketing and sales efforts is to increase traffic at our facilities, which then drives revenue through the incremental sale of products and services. Our primary marketing tactic in this regard is to focus advertising efforts in the environments (web, periodical and industry publications) where the pilot and aviation-user community might be introduced to our brand name and locations. We intend to continue to invest in improvements to our sales and marketing strategies to drive revenue growth, anticipate recruiting and hiring a marketing manager in 2013.

Government Approvals

The aviation services that we provide are generally performed on municipal or other government owned real estate properties. Accordingly, at times we will need to obtain certain consents or approvals from governmental entities in conjunction with our operations. These consents and approvals are typically in the form of a lease agreement, as is the case at our Pennsylvania and Kansas facilities, or a concession agreement, as is the case with our New York facility. There can be no assurance that we will obtain further consents or approvals on favorable terms or be able to renew existing consents or approvals on favorable terms, if at all.

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

Competition

The FBO segment of the aviation services industry is competitive in both pricing and service because aircraft in transit are able to choose from a number of FBO options within a 300 mile radius. The vast majority of FBO operators are independent, single location operators. We are the sole FBO at each of our current facilities. As such, we face no direct on-airport competition. However, we face competitive pressure on pricing and services from FBO facilities at other airports, depending on aircraft travel flexibility.

We plan to grow our business through both internal development of existing resources and facilities and through the potential acquisition of other related business. We anticipate that growing our business to a larger size will provide us with greater buying power from suppliers and, therefore, resulting in lower costs. Lower costs would allow for a more aggressive pricing policy against some competitors. More importantly, we believe that the higher level of customer service offered in our facilities will allow us to draw additional aircraft traffic and thus compete successfully against other FBOs of all sizes. However, there can be no assurance that we will be able to compete successfully in the highly competitive aviation industry.

Costs and Effects of Complying With Environmental Laws

We are subject to a variety of federal, state and local environmental laws and regulations, including those that govern health and safety requirements, the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean-up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and may be periodically subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We intend to comply with these laws and regulations, however, from time to time, our operations may not be in full compliance with the terms and conditions of our permits or licenses. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations are in material compliance with applicable environmental laws and requirements and that any potential non-compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Although the cost of achieving and maintaining compliance with environmental laws and requirements has not been material, we can provide no assurance that such cost will not become material in the future. We consider the cost of compliance with environmental laws a normal cost of operations.

Employees

As of December 31, 2012, we employed 61 persons, 43 of which were employed on a full-time basis, and one of which was an executive officer. Substantially all of our personnel are employed at our operations in Pennsylvania, New York and Kansas.

ITEM 1A.	RISK FACTORS

The following risk factors relate to our operations:

Additional financing to expand our business.

Certain of the potential sellers of aviation services firms we may seek to acquire in the future may accept shares of our common stock or other securities as payment by us for the acquisition. However, we believe that most will likely seek cash payments, whether paid at the closing or in post-closing installment payments. There can be no assurance that our operations will generate sufficient cash flow to meet these acquisition obligations. Accordingly, we anticipate the need to seek additional equity or debt financing to meet any cash requirements for acquisitions. Any such financing will be dependent on general market conditions and the stock market’s evaluation of our performance and potential. Accordingly, we can give no assurance that we will obtain such equity or debt financing and, even if we do, that the terms would be satisfactory to us.

We could be adversely affected by increases in fuel prices.

Our operations could be significantly affected by the availability and price of jet fuel. A significant increase in jet fuel prices would most likely have a material impact on our ability to achieve and maintain profitability unless we are able to pass on such costs to our customers. Due to the competitive nature of the industry, our ability to pass on increased fuel prices by increasing our rates is uncertain. Likewise, any potential benefit of lower fuel prices may be offset by increased competition and lower revenue, in general. While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are new outbreaks of hostility or other conflicts in oil producing areas or elsewhere, there could be a reduction in the availability of jet fuel or significant increases in costs to our business, as well as to the entire aviation industry, which in turn would adversely affect our business and results of operations.

We could be adversely affected by the loss of certain key customers or the inability of such key customers to pay amounts due to us.

For the fiscal year ended December 31, 2012, two customers represented approximately 34.9% of our revenue. The loss of either of these two customers could represent a significant decrease in revenue that may adversely affect our business and result of operations. Additionally, four accounts represented approximately 71.7% of the balance of accounts receivable at December 31, 2012. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability.

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

We compete with national, regional, and local FBO operators. Many of our competitors have been in business longer than we have and have greater financial resources available to them. Having greater financial resources will make it easier for these competitors to absorb higher fuel prices and other increases in expenses. In addition, these competitors might seek acquisitions in regions and markets competitive to us, which could have an adverse effect on our business and results of operations. Accordingly, we can give no assurance that we will be able to successfully compete in our industry.

Our business as an FBO is subject to extensive governmental regulation.

FBOs are subject to extensive regulatory requirements that could result in significant costs. For example, the FAA, from time to time, issues directives and other regulations relating to the management, maintenance and operation of facilities. Compliance with those requirements may cause us to incur significant expenditures. The proposal and enactment of additional laws and regulations, as well as any charges that we have not complied with any such laws and regulations, could significantly increase the cost of our operations or reduce overall revenue. We cannot provide assurance that compliance with existing laws and regulations or that laws or regulations enacted in the future will not adversely affect our business and results of operations.

We must maintain and add key management and other personnel.

Our future success is heavily dependent on the performance of our principal executive officer and our managers. We have entered into an employment agreement with our President and Chief Executive Officer, Ronald J. Ricciardi. Our growth and future success depends, in large part, on the continued contributions of Mr. Ricciardi and our ability to retain the services of Mr. Ricciardi. Mr. Ricciardi is currently our only executive officer and if we are unable to retain his services, we will have no executive officers until our Board of Directors takes appropriate action. Our growth and future success also depends on other key individuals, as well as our ability to motivate and retain these personnel or hire other persons. Although we believe we will be able to retain and hire qualified personnel, we can give no assurance that we will be successful in retaining and recruiting such personnel in sufficient numbers to increase revenue, maintain profitability or successfully implement our growth strategy. If we lose the services of Mr. Ricciardi or any of our key personnel or are not able to retain or hire qualified personnel, our business could be adversely affected.

We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses.

We are subject to a variety of federal, state and local environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean-up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and may be periodically subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations, the failure to have required permits or the failure to comply with the terms and conditions of such permits. We intend to comply with all laws and regulations, however, from time to time, our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations are in material compliance with applicable environmental laws, requirements and permits and any lapses in compliance are not expected to result in us incurring material liability or cost to achieve compliance. Historically, the costs of achieving and maintaining compliance with environmental laws, requirements and permits have not been material; however, the operation of our business entails risks in these areas and a failure by us to comply with applicable environmental laws, regulations or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup and/or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated and our business and results of operations could be harmed.

The following risk factors relate to our common stock:

There is no active market for our common stock, which makes our common stock less liquid.

To date, trading of our common stock has been sporadic and nominal in volume. In addition, there are only a limited number of broker-dealers trading our common stock. As a result, there is little, if any, liquidity in our common stock. We can provide no assurance that an active trading market will ever develop.

Our common stock is subject to the penny stock rules, which makes our common stock less liquid.

The Securities and Exchange Commission (the “Commission”) has adopted a set of rules called the “penny stock rules” that regulate broker-dealers with respect to trading in securities with a bid price of less than $5.00. These rules do not apply to securities registered on certain national securities exchanges (including the Nasdaq Stock Market), provided that current price and volume information regarding transactions in such securities is provided by the exchange or system. Our stock is not listed on such an exchange and we have no expectation that our common stock will be listed on such an exchange in the future. The penny stock rules also require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. Additionally, the broker-dealer must provide the customer with other information. The penny stock rules require that, prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser. The broker-dealer must also receive the purchaser’s written agreement to the transaction. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for a stock such as ours that is subject to the penny stock rules.

Potential additional financings, the granting of additional stock options and anti-dilution provisions in our warrants could further dilute our existing stockholders.

As of March 25, 2013, there were 33,040,422 shares of our common stock outstanding. If all of our outstanding common stock purchase warrants and options were exercised, there would be 38,015,422 shares outstanding, an increase of 15.1%. Any further issuances due to additional equity financings, the granting of additional options or the anti-dilution provisions in our warrants could further dilute our existing stockholders, which could cause the value of our common stock to decline.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We intend to retain future earnings, if any, to fund our operations and to expand our business. Accordingly, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future and an investment in our common stock might not generate any return.

Our Board of Directors’ right to issue shares of preferred stock could adversely impact the rights of holders of our common stock.

Our Board of Directors currently has the right, with respect to the 9,999,154 authorized shares of our preferred stock, to authorize the issuance of one or more series of our preferred stock with such voting, dividend and other rights as our directors determine. Such action can be taken by our Board of Directors without the approval of our shareholders. Accordingly, the holders of any new series of preferred stock could be granted voting rights that reduce the voting power of the holders of our common stock. For example, the preferred holders could be granted the right to vote on a merger as a separate class even if the merger would not have an adverse effect on their rights. This right, if granted, would give such preferred holders a veto with respect to any merger proposal. Alternatively, such preferred holders could be granted a large number of votes per share while voting as a single class with the holders of our common stock, thereby diluting the voting power of the holders of our common stock. In addition, the holders of any new series of preferred stock could be given the option to redeem their shares for cash in the event of a merger. This would make acquiring us less attractive to a potential buyer. Thus, our board could authorize the issuance of shares of the new series of preferred stock in order to defeat a proposal for the acquisition of our company that a majority of the holders of our common stock otherwise favor.

Our common stock may not continue to be traded on the OTCQB.

We cannot provide any assurance that our common stock will continue to be eligible to trade on the OTCQB. Should our common stock cease to trade on the OTCQB and fail to qualify for listing on a stock exchange (including Nasdaq), our common stock would be trading only in the “pink sheets.” Such trading market generally provides an even less liquid market than the OTCQB. In such event, stockholders may find it more difficult to trade their shares of our common stock or to obtain accurate and current information concerning market prices for our common stock.

Our management team currently has influential voting power.

As of March 25, 2013, our executive officer, directors and their family members and associates, collectively, are entitled to vote 7,706,733 shares, or 23.2%, of the 33,040,422 shares of our outstanding shares of common stock. Accordingly, and, because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our board of directors, which is currently comprised of three independent directors, a director who is a managing partner of a law firm which provides legal services to us, and one executive officer/director.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of March 25, 2013, we lease office space at the following locations:

Location	Purpose	Space	Annual Rental	Expiration

101 Hangar Road	Pennsylvania	24,000	$75,000	August 21, 2013 (1)
Avoca, Pennsylvania	FBO location	square feet

2117 S. Air Service Road	Kansas	17,640	$12,420	December 31, 2030
Garden City, Kansas	FBO location	square feet

(1) This lease contains two, five-year options.

We believe that our space is adequate and suitable for our immediate needs. Additional hangar space may be required for our operations in the future. No definitive plans to lease any additional space have been developed at the time of this report. Should additional hangar space be required, there can be no assurance that such space will be available or available on commercially reasonable terms or at all.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be a party to one or more claims or disputes which may result in litigation. We do not, however, presently expect that any such matters will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock is traded on the OTCQB Marketplace (“OTCQB”) under the symbol SKAS. The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) equity securities. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. OTC quotations reflect intra-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sale prices for the common stock as reported on the OTCQB for the past two most recent fiscal years.

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2011	$0.140	$0.070

June 30, 2011	$0.150	$0.081

September 30, 2011	$0.120	$0.075

December 31, 2011	$0.080	$0.065

March 31, 2012	$0.110	$0.070

June 30, 2012	$0.083	$0.050

September 30, 2012	$0.069	$0.050

December 31, 2012	$0.098	$0.058

Holders

As of March 25, 2013, there were approximately 620 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

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

Forward-looking Statements

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, repayment of debt, other financial items, statements regarding our plans and objectives for future operations, acquisitions, divestitures and other transactions, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and statements other than statements of historical fact.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements because they are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include our services and pricing, general economic conditions, our ability to raise additional capital, our ability to obtain the various approvals and permits for the acquisition and operation of FBOs and the other risk factors contained in Item 1A of this report.

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

Overview

Our long-term strategy is to increase our sales through growth within our FBO operations. To do so, we may expand our geographic reach and product offering through strategic acquisitions and improved market penetration within the markets we serve. We expect that any future acquisitions or product offerings would be to complement and/or augment our current FBO operations.

If we are able to grow our business as planned, we anticipate that our larger size would provide us with greater buying power from suppliers, resulting in lower costs. We expect that lower costs would allow for a more aggressive pricing policy against some competition. More importantly, we believe that the higher level of customer service offered in our facilities will allow us to draw additional aircraft to our facilities and thus allow us to compete against other FBOs of any size.

Summary Financial Information

The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this report.

Consolidated Statement of Operations Data:	Year Ended December 31, 2012	Year Ended December 31, 2011
(in thousands, except for share and per share data)
Revenue	$16,928	$16,089
Income before income tax expense	$1,143	$1,104
Income tax expense	$(594)	$(700)
Net income	$550	$404
Net income per share – basic	$0.02	$0.01
Net income per share – diluted	$0.02	$0.01
Weighted average number of shares – basic	33,040,422	33,044,160
Weighted average number of shares – diluted	34,373,753	34,999,569

Balance Sheet Data: (in thousands)	December 31, 2012	December 31, 2011
Working capital surplus	$913	$292
Total assets	$8,435	$8,473
Total liabilities	$3,625	$4,255
Stockholders’ equity	$4,810	$4,218
Total liabilities and Stockholders’ equity	$8,435	$8,473

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Hurricane Sandy

Hurricane Sandy had its initial impact on the Downtown Manhattan Heliport (the “Heliport”) at approximately mid-day on Sunday, October 28, 2012. The brunt of the storm hit the Heliport full-force on the evening of October 28, 2012 and continued into the early morning hours of Monday, October 29, 2012. We did have the maximum allowable flood insurance for a building of this type and location, a claim has been filed, and proceeds have been received subsequent to year end.

The Heliport is a 2.5 story building constructed on a pier that sits above the East River. The building’s floors were oriented around separate sets of activity. The first floor is dedicated to the transit of passengers throughout the facility along with a number of the mechanical systems for the facility. The second floor contains critical operations facilities for Saker and its tenants. And, the third floor (a peaked roof, half-story construction) houses the remainder of the mechanicals for the facility as well as third party equipment, particularly cellular apparatus for various providers.

In addition to our own facilities, we host five independent permittees, all of which operate multiple helicopters in the delivery of sightseeing and charter services. Each of these five permittees maintained passenger counters and waiting areas on the first floor along with office space on the second floor.

Sandy’s surge infiltrated the first floor and reached a level approximately 4.5’ above floor level. All contents of the first floor were destroyed by the incoming surge of storm and river water or by the outgoing flow of same. The storm had minimal impact on the second and third floors of the facility.

The damage impact along with the rakish nature of storm-driven salt water and river water rendered the first floor off limits while remediation and reconstruction efforts were undertaken. At the time of this writing, it is anticipated that remediation and reconstruction efforts will extend through March 2013. The target date for full resumption of activities within the facility is April 1, 2013.

In the interim, we erected a heated and lighted tent facility in the parking lot. All five permittees have assumed a minimal footprint within the tent and all passenger operations are occurring through that makeshift set up. The level of activity through the tent facility is necessarily minimized as compared to the full utilization of the facility. Resumption of this limited activity commenced on Monday, November 5, 2012.

Comparison of the Years Ended December 31, 2012 and December 31, 2011.

REVENUE

Revenue increased by 5.2 percent to $16,928,073 for the twelve months ended December 31, 2012 as compared with corresponding prior-year period revenue of $16,088,906. Hurricane Sandy depressed revenue results at the Heliport by at least $400,000. Fuel sales were eliminated for more than a full month and landings/passenger activity was eliminated by facility closure in the immediate aftermath of the storm and limited by physical constraints, as described above, throughout the remainder of the quarter.

For the twelve months ended December 31, 2012, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 8.8 percent to approximately $9,000,000 as compared to approximately $8,300,000 in the twelve months ended December 31, 2011. The increase was related to a combination of higher volume of gallons along with higher average fuel prices as compared with the prior year. We generally price our fuel products on a fixed dollar margin basis. As the cost of fuel increases, the corresponding customer price increases as well. If volume is constant, this methodology yields higher revenue but at comparable gross margins.

For the twelve months ended December 31, 2012, revenue associated with services and supply items increased by 1.1 percent to approximately $7,700,000 as compared to approximately $7,600,000 in the twelve months ended December 31, 2011. The increase was driven by higher levels of activity and related revenue in Heliport operations, which offset a decrease in maintenance activity and related revenue in the twelve months ended December 31, 2012 as compared to the same period in the prior year.

For the twelve months ended December 31, 2012, all other revenue increased by 11.1 percent to approximately $240,000 as compared to approximately $220,000 in the twelve months ended December 31, 2011.

GROSS PROFIT

Total gross profit increased 2.9 percent to $6,938,407 in the twelve months ended December 31, 2012 as compared with the twelve months ended December 31, 2011. Gross profit as a percent of revenue decreased to 41.0 percent in the twelve months ended December 31, 2012 as compared to 41.9 percent in the same period in the prior year. The decrease in gross margin is related to a higher fuel costs translating to higher average revenue per gallon, as described above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative, or SG&A, expenses were $5,714,543 in the twelve months ended December 31, 2012, an increase of approximately $147,000 or 2.6 percent, as compared to the same period in 2011.

SG&A associated with our FBO operations were approximately $5,340,000 in the twelve months ended December 31, 2012, an increase of approximately $86,000, or 1.6 percent, as compared to the twelve months ended December 31, 2011. SG&A associated with our FBO operations, as a percentage of revenue, was 31.6 percent for the twelve months ended December 31, 2012, as compared with 32.7 percent in the corresponding prior year period.

Corporate SG&A was approximately $370,000 for the twelve months ended December 31, 2012, representing an increase of approximately $61,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income for the year ended December 31, 2012 was $1,223,864 as compared to $1,176,804 in the year ended December 31, 2011. Improvements on a year-over-year basis were driven by a combination of higher levels of revenue leading to increased gross profit combined with controlled increases in operating expense, as all are described above.

Depreciation and Amortization

Depreciation and amortization was approximately $398,000 and $358,000 for the twelve months ended December 31, 2012 and 2011, respectively. The increase in 2012 was largely attributed to the depreciation recorded in connection with the capital improvement program at the Heliport.

Interest Income/Expense

Interest income for the year ended December 31, 2012 was $24,923, as compared to $31,769 in year ended December 31, 2011, with the decrease largely attributable to smaller bank deposits in 2012. Interest expense for the year ended December 31, 2012 was $148,931, as compared to $127,734 in the same period in 2011, with the increase largely attributable to accrued interest associated with the Redemption Agreement.

Income Tax

Income tax expense for the twelve months ended December 31, 2012 was $594,000, as compared to $700,000 in the same period in 2011. Included in these amounts are paid actual or estimated federal, state and local income taxes along with a charge for deferred income tax at our estimated blended effective tax rate of 39 percent. Paid actual or estimated tax expenses were $187,000 and deferred income taxes were $407,000 for the twelve months ended December 31, 2012. Paid actual or estimated tax expenses were $248,000 and deferred tax expenses were $452,000 for the twelve months ended December 31, 2011.

Net Income Per Share

Net income for the twelve months ended December 31, 2012 and 2011 was $549,511 and $404,496, respectively. The increase is related to higher levels of pre-tax income and lesser charges for income tax expense in 2012 as compared to 2011.

Basic and diluted net income per share for the twelve months ended December 31, 2012 was $0.02. Basic and diluted net income per share for the twelve months ended December 31, 2011 was $0.01.

Liquidity and Capital Resources

As of December 31, 2012, we had cash of $250,408 and had a working capital surplus of $912,696. We generated revenue of $16,928,073 and net income of $549,511 for the twelve months ended December 31, 2012.

Effective January 30, 2012, we entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America. The Amended and Restated Loan Agreement increased our revolving credit facility (“B of A Credit Facility”) to $1,150,000. No amounts were outstanding under the B of A Credit Facility as of December 31, 2012.

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

We are party to a concession agreement with the City of New York for the operation of the Heliport, which expires on October 31, 2018. Under this agreement, we must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and increase to approximately $1.7 million in Year 10 of the agreement. During the twelve months ended December 31, 2012, we incurred with the City of New York approximately $2,040,000 in concession fees, which are recorded in the cost of revenue.

On August 29, 2011, we entered into a Redemption Agreement with the non-controlling interest in one of our subsidiaries. As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement, an additional approximately $950,000 has been paid through December 31, 2012. The balance is recorded as a liability at a discount rate of 7%. Continuing earn-out payments shall be made on a monthly basis in an amount equal to (i) 5% of the subsidiary’s gross receipts, plus (ii) 5% of the subsidiary’s pre-tax profit.

During the twelve months ended December 31, 2012, we had a net decrease in cash of $201,549. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2012, net cash provided by operating activities was $1,329,933. This amount included an increase in operating cash related to net income of $549,511 and additions for the following items: (i) depreciation and amortization, $397,702; (ii) stock-based compensation expense, $42,609; (iii) accrued expenses, $251,919; (iv) deferred income taxes, $407,000; (iv) accounts payable, $196,726; and (v) deposits, $1,075. The increase in cash provided by operating activities in 2012 was offset by the following items: (i) accounts receivable, $226,509; (ii) inventory, $16,063; (iii) prepaid expenses, $267,633; and (iii) customer deposits, $6,404. For the year ended December 31, 2011, net cash provided by operating activities was $1,151,307. This amount included an increase in operating cash related to net income of $404,496 and additions for the following items: (i) management fees recorded through additional paid in capital, $712,675; (ii) depreciation and amortization, $358,044; (iii) stock-based compensation expense, $13,087; (iv) accounts payable, $337,861; (v) deposits, $263,213; (vi) deferred taxes, $452,000; and (vii) loss on disposition of equipment, $2,799. The increase in cash provided by operating activities in 2011 was offset by the following items: (i) accounts receivable, $172,470; (ii) customer deposits, $101,659; (iii) inventories, $77,224; (iv) prepaid expenses, $20,912; and (v) accrued expenses, $1,020,603.

Cash from Investing Activities

For the year ended December 31, 2012, net cash used in investing activities was $256,800 and was attributable to the purchase of property and equipment that cost $357,876, offset by the payment of notes receivable of $101,077. For the year ended December 31, 2011, net cash used in investing activities was $922,674 and was attributable to the purchase of property and equipment that cost $1,082,184, offset by the payment of notes receivable of $94,263, and proceeds from the disposition of equipment of $65,247.

Cash from Financing Activities

For the year ended December 31, 2012, net cash used in financing activities was $1,274,682, consisting of; i) repayment of notes payable of $689,708; and ii) the repayment of the line of credit, $650,000; offset by the proceeds from notes payable, $65,026. For the year ended December 31, 2011, net cash used in financing activities was $1,318,668, consisting of; i) repayment of notes payable of $1,475,529; ii) redemption of non-controlling interest, $444,000; and iii) purchase of common stock, retired, $11,989; offset by: iv) line of credit, net, $150,000; and (vi) proceeds from notes payable, $462,850.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable, Trade

  We extend credit to large and mid-size companies for products and services. We have concentrations of credit risk in that 71.7% of the balance of accounts receivable at December 31, 2012 is made up of only four customers. At December 31, 2012, accounts receivable from our four largest accounts amounted to approximately $353,000 (22.1%), $293,000 (18.3%), $269,000 (16.8%), and $232,000 (14.5%), respectively. We have in place a security deposit in connection with each of these four receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. For 2011, application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of the reporting units. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. For 2012, we assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. We performed an analysis of its goodwill and intangible assets at December 31, 2012 and 2011 and determined that no impairment charge was necessary at either such date. Management has communicated this with the Audit Committee.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2009.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saker Aviation Services, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kronick Kalada Berdy & Co.

Kingston, PA

March 25, 2013

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2012	December 31, 2011
CURRENT ASSETS
Cash	$250,408	$451,957
Accounts receivable:
Trade	1,611,254	1,532,673
Insurance recovery	462,942	—
Inventories	301,234	285,171
Note receivable – current portion, less discount	108,384	101,077
Prepaid expenses and other current assets	641,018	373,385
Deferred income taxes	—	204,000
Total current assets	3,375,240	2,948,263

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $1,255,160 and $961,189 respectively	2,184,358	2,539,198

OTHER ASSETS
Deposits	180,184	181,259
Note receivable, less current portion and discount	192,329	300,712
Intangible assets	135,000	135,000
Goodwill	2,368,284	2,368,284
Total other assets	2,875,797	2,985,255
TOTAL ASSETS	$8,435,395	$8,472,716

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$978,401	$781,675
Customer deposits	132,352	138,756
Lines of credit	—	650,000
Accrued expenses	637,791	385,872
Notes payable – current portion	714,000	488,846
Total current liabilities	2,462,544	2,445,149

LONG-TERM LIABILITIES
Notes payable - less current portion	960,066	1,809,902
Deferred income taxes	203,000	—
Total liabilities	3,625,610	4,255,051

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 33,040,422 shares issued and outstanding	33,040	33,040
Additional paid-in capital	19,892,743	19,850,134
Accumulated deficit	(15,115,998)	(15,665,509)
TOTAL STOCKHOLDERS’ EQUITY	4,809,785	4,217,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,435,395	$8,472,716

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011

REVENUE	$16,928,073	$16,088,906

COST OF REVENUE	9,989,666	9,344,447

GROSS PROFIT	6,938,407	6,744,459

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,714,543	5,567,655

OPERATING INCOME	1,223,864	1,176,804

OTHER INCOME (EXPENSE):
OTHER INCOME, net	43,654	23,657
INTEREST INCOME	24,923	31,769
INTEREST EXPENSE	(148,931)	(127,734)

TOTAL OTHER EXPENSE, net	(80,353)	(72,308)

INCOME BEFORE INCOME TAX EXPENSE	1,143,511	1,104,496

INCOME TAX EXPENSE:
CURRENT	(187,000)	(248,000)
DEFERRED	(407,000)	(452,000)

INCOME TAX EXPENSE	(594,000)	(700,000)

NET INCOME	$549,511	$404,496

Basic Net Income Per Common Share	$0.02	$0.01

Diluted Net Income Per Common Share	$0.02	$0.01

Weighted Average Number of Common Shares – Basic	33,040,422	33,044,160

Weighted Average Number of Common Shares – Diluted	34,373,753	34,999,569

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2012 and 2011

			Additional			Total
	Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Equity

BALANCE – January 1, 2011	33,164,453	$33,164	$19,651,434	$(16,070,005)	$1,885,755	$5,500,348

Purchase of common stock, retired	(124,031)	(124)	(11,865)			(11,989)

Amortization of stock based compensation			13,087			13,087

Increase in non-controlling interest					712,675	712,675

Redemption of non-controlling interest			(170,570)		(2,598,430)	(2,769,000)

Discount of non-controlling interest earn-out			368,048			368,048

Net income				404,496		404,496

BALANCE – December 31, 2011	33,040,422	33,040	19,850,134	(15,665,509)	0	4,217,665

Amortization of stock based compensation			42,609			42,609

Net income				549,511		549,511

BALANCE – December 31, 2012	33,040,422	$33,040	$19,892,743	$(15,115,998)	$0	$4,809,785

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$549,511	$404,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	397,702	358,044
Management fee recorded through additional paid in capital	—	712,675
Loss on dispositions of equipment	—	2,799
Stock based compensation	42,609	13,087
Changes in operating assets and liabilities:
Accounts receivable	(226,509)	(172,470)
Inventories	(16,063)	(77,224)
Prepaid expenses and other current assets	(267,633)	(20,912)
Deposits	1,075	263,213
Deferred income taxes	407,000	452,000
Accounts payable	196,726	337,861
Customer deposits	(6,404)	(101,659)
Accrued expenses	251,919	(1,020,603)
TOTAL ADJUSTMENTS	780,422	746,811

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,329,933	1,151,307

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposition of equipment	—	65,247
Payment of note receivable	101,077	94,263
Purchase of property, equipment and trade names	(357,876)	(1,082,184)
NET CASH USED IN INVESTING ACTIVITIES	(256,800)	(922,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	65,026	462,850
Purchase of common stock, retired	—	(11,989)
Lines of credit, net	(650,000)	150,000
Redemption of non-controlling interest	—	(444,000)
Repayment of notes payable	(689,708)	(1,475,529)
NET CASH USED IN FINANCING ACTIVITIES	(1,274,682)	(1,318,668)

NET CHANGE IN CASH	(201,549)	(1,090,035)
CASH – Beginning	451,957	1,541,992
CASH – Ending	$250,408	$451,957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$148,931	$127,734
Income taxes	$180,395	$339,190

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Increase in notes payable for the redemption of non-controlling interest	$—	$1,956,952
Increase in accounts receivable from insurance claims and decrease in property and equipment due to losses as a result of a flood (Hurricane Sandy)	$315,014	$—

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

NOTE 2 – Management’s Liquidity Plans

As of December 31, 2012, the Company had cash of $250,408 and had a working capital surplus of $912,696. The Company generated revenue of approximately $16,900,000 and net income of approximately $550,000 for the twelve months ended December 31, 2012.

Effective January 30, 2012, the Company entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America. The Amended and Restated Loan Agreement increased the Company’s revolving credit facility (“B of A Credit Facility”) to $1,150,000. No amounts were outstanding under the B of A Credit Facility as of December 31, 2012.

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

The Company is party to a concession agreement with the City of New York for the operation of the Downtown Manhattan Heliport (the “Heliport”), which expires on October 31, 2018. Under this agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments that began at $1.2 million in Year 1 of the agreement, which commenced on November 1, 2008, and will increase to approximately $1.7 million in Year 10 of the agreement. During the twelve months ended December 31, 2012 and 2011, the Company incurred approximately $2,040,000 and $1,922,000, respectively, in concession fees with the City of New York, which are recorded as cost of revenue.

On August 29, 2011, the Company entered into a Redemption Agreement with the non-controlling interest in a subsidiary of the Company. As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement, an additional approximately $950,000 has been paid through December 31, 2012. The balance is recorded as a liability at a discount rate of 7%. Continuing earn-out payments shall be made on a monthly basis in an amount equal to (i) 5% of the subsidiary’s gross receipts, plus (ii) 5% of the subsidiary’s pre-tax profit.

NOTE 3 – Casualty Loss – Hurricane Sandy

Hurricane Sandy had its initial impact on the Downtown Manhattan Heliport (“Heliport”) at approximately mid-day on Sunday, October 28, 2012. The brunt of the storm hit the Heliport full-force on the evening of October 28, 2012 and continued into the early morning hours of Monday, October 29, 2012. The Heliport did have the maximum allowable flood insurance for a building of its type and location, a claim has been filed, and proceeds have been received subsequent to year end.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The Heliport is a 2.5 story building constructed on a pier that sits above the East River. The building’s floors were oriented around separate sets of activity: the first floor dedicated to the transit of passengers throughout the facility along with a number of the mechanical systems for the facility; the second floor contains critical operations facilities for the Company and its tenants; and the third floor (a peaked roof, half-story construction) housed the remainder of the mechanicals for the facility as well as third party equipment, particularly cellular apparatus for various providers.

In addition to its own facilities, the Company hosts five independent permittees, all of which operate multiple helicopters in the delivery of sightseeing and charter services. Each of these five permittees maintained passenger counters and waiting areas on the first floor along with office space on the second floor.

Sandy’s surge infiltrated the first floor and reached a level of approximately 4.5’ above floor level. All contents of the first floor were destroyed by the incoming surge of storm and river water or by the outgoing flow of same. The storm had minimal impact on the second and third floors of the facility.

The damage impact along with the rakish nature of storm-driven salt water and river water rendered the first floor off limits while remediation and reconstruction efforts were undertaken. At the time of this writing, it is anticipated that remediation and reconstruction efforts will extend through March. The target date for full resumption of activities within the facility is April 1, 2013.

In the interim, the Company has erected a heated and lighted tent facility in the parking lot. All five permittees have assumed a minimal footprint within the tent and all passenger operations are occurring through that makeshift set up. The level of activity through the tent facility is necessarily minimized as compared to the full utilization of the facility. Resumption of this limited activity commenced on Monday, November 5, 2012.

NOTE 4 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FBOWB, FBOGC, and FFH. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include depreciation, impairment of goodwill and intangibles, stock-based compensation, allowance for doubtful accounts, deferred tax assets, and timing of repayments on earn-out note.

Cash

The Company maintains its cash with various financial institutions. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions.

Accounts Receivable, Trade and Revenue Concentration

The Company extends credit to companies for products and services. The Company has concentrations of credit risk because 71.7% of the balance of accounts receivable, trade at December 31, 2012 was incurred by only four customers. At December 31, 2012, accounts receivable from the Company’s four largest accounts amounted to approximately $353,000 (22.1%), $293,000 (18.3%), $269,000 (16.8%), and $232,000 (14.5%), respectively. In addition, two customers represented approximately $5,907,000 (34.9%) of revenue in 2012. At December 31, 2011, accounts receivable from the Company’s four largest accounts amounted to approximately $411,000 (26.8%), $325,000 (21.2%), $276,000 (18.0%), and $246,000 (16.0%), respectively. In addition, two customers represented approximately $5,950,000 (37.0%) of revenue in 2011. The Company has in place a security deposit in connection with each of these four receivables but its receivables are otherwise not collateralized. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2012 and 2011, the Company has recorded an allowance for doubtful accounts of $0.

Inventories

Inventories consist primarily of maintenance parts and aviation fuel and are stated at the lower of cost or market determined by the first-in, first out method.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives as set forth in footnote 6. Amortization of leasehold improvements is provided using the straight-line method over the shorter of their estimated useful life or lease term, including renewal option periods expected to be exercised. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. For 2011, application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of the reporting units. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. For 2012, the Company assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. The Company performed an analysis of its goodwill and intangible assets at December 31, 2012 and 2011 and determined that no impairment charge was necessary at either such date. Management has communicated this with the Audit Committee.

Revenue Recognition

Revenue for the sales of products is recognized at the time products are delivered to customers. Revenue for services is recognized at the time the services are performed and provided to customers.

Reclassifications

Certain reclassifications were made to prior year amounts to conform to the current year presentation. None of the reclassifications affected the Company’s net income in any period.

Customer Deposits

Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2012 and 2011 was approximately $30,300 and $7,900, respectively.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2009.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Year Ended December 31,
	2012(1)	2011(1)
Weighted average common shares outstanding, basic	33,040,422	33,044,160
Common shares upon exercise of options or warrants	1,333,331	1,955,409
Weighted average common shares outstanding, diluted	34,373,753	34,999,569

(1) Common shares of 1,350,000 and 900,000 underlying outstanding stock options and warrants for the year ended December 31, 2012 and 2011, respectively, were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the years ended December 31, 2012 and 2011, the Company incurred stock based compensation of $42,609 and $13,087, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2012, the unamortized fair value of the options totaled $34,770 and the weighted average remaining amortization period of the options approximated 4.64 years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2012 and 2011 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2012	2011
Dividend yield	0%	0%
Expected volatility	603%	593%
Risk-free interest rate	0.83%	0.81%
Expected lives	4.64 years	4.56 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2012 and 2011, was $0.627 and $0.078, respectively.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in the year ending December 31 2013 and earlier adoption is permitted. The Company has adopted ASU 2011-08 on its consolidated financial statements for 2012.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 5 – Inventories

Inventory consists primarily of maintenance parts and aviation fuel, which the Company dispenses to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	December 31,
	2012	2011
Parts inventory	$101,696	$105,162
Fuel inventory	187,290	167,540
Other inventory	12,248	12,469
Total inventory	$301,234	$285,171

Included in fuel inventory are amounts held for third parties of $129,214 and $173,023 as of December 31, 2012 and 2011, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 6 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2012	2011	Useful Life
Aircraft	$133,163	$121,624	7 – 12 years
Vehicles	313,932	313,932	5 – 10 years
Office furniture and equipment	230,426	188,898	3 – 7 years
Tools and shop equipment	371,736	363,973	3 – 10 years
Leasehold improvements	2,190,261	2,311,960	10 – 20 years
Building/fuel farm	200,000	200,000	7 – 17 years
Total	3,439,518	3,500,387
Less: accumulated depreciation and amortization	(1,255,160)	(961,189)
Property and equipment, net	$2,184,358	$2,539,198

Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was approximately $398,000 and $358,000, respectively.

NOTE 7 – Intangible Assets

As of December 31, 2012, intangible assets not subject to amortization consist of trade names related to the acquisition of Tech Aviation Services, Inc. and a charter certificate in Wilkes-Barre, Pennsylvania.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 8 – Notes Payable

Notes payable consist of:

	December 31,
	2012	2011
Bank of America Equipment Line of Credit converted to a Promissory Note on May 1, 2012 – secured by equipment. Interest only until conversion, Prime plus 150 basis points after conversion, matures April 1, 2017	$102,877	$110,225

Bank of America Promissory Note – secured by the assets of the Company, 4.2% interest, matures July 20, 2015	211,690	287,548

Non-controlling interest earn-out – unsecured, paid on performance of subsidiary: 5% of gross receipts and 5% of pre-tax income, imputed interest of 7% until paid in full. Management believes this liability will be fully paid in 2014 based upon current operations.	1,280,369	1,784,991

Avfuel Promissory Note – secured by a fuel farm of FBOGC, interest at prime plus 350 basis points (6.75% at December 31, 2012), matures December 2015.	41,667	83,222

Other	37,463	32,762

Subtotal	1,674,066	2,298,748

Less: current portion	(714,000)	(488,846)

Total – long term	$960,066	$1,809,902

Aggregate scheduled annual maturities of debt excluding non-controlling interest earn-out payments are as follows:

For the years ended December 31,	Total
2013	$149,517
2014	130,577
2015	79,575
2016	26,115
2017	7,913
TOTAL	$393,697

NOTE 9 – Income Taxes

As of December 31, 2012 and 2011, the Company had federal net operating loss carryforwards of approximately $0 and $1,111,000, respectively.

The Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
Deferred tax assets:	2012	2011
Operating loss carryforwards	$—	$433,000
Stock based compensation	29,000	80,000
Deferred start-up costs	53,000	61,000
Accrued expenses	1,000	1,000
Total deferred tax assets	83,000	575,000

Deferred tax liabilities:
Goodwill	(34,000)	(23,000)
Property and equipment	(230,000)	(277,000)
Total deferred tax liabilities	(264,000)	(300,000)

Deferred tax assets – net of deferred tax liabilities	(181,000)	275,000

Valuation Allowance	(22,000)	(71,000)

Deferred tax assets (liability) – net of valuation allowance	$(203,000)	$204,000

Change in valuation allowance	$49,000	$44,000

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2012	2011
Tax expense at statutory rate	34.0%	34.0%
State and local income taxes, net of federal	16.0%	28.0%
Change in valuation allowance	1.9%	1.4%
Effective income tax expense rate	51.9%	63.4%

NOTE 10 – Stockholders’ Equity

Stock Options

During December 2005, the Board of Directors approved the Stock Option Plan of 2005 (the “Plan”) and, during December 2006, the stockholders of Saker approved the Plan at the Company’s Annual Meeting of Stockholders. The Plan is administered by the Company’s Compensation Committee and provides for 7,500,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. As of December 31, 2012 and 2011, there were 5,775,000 and 5,825,000 shares, respectively, available for grant as options under the Plan.

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2011	1,525,000	0.219
Granted	400,000	0.078
Exercised	—	—
Forfeited	(250,000)	0.500
Balance, January 1, 2012	1,675,000	0.144
Granted	500,000	0.077
Exercised	—	—
Forfeited	(450,000)	0.297
Balance, December 31, 2012	1,725,000	$0.085

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On December 1, 2012, the Company granted a stock option under the Plan to each of the four non-employee directors to purchase 100,000 shares of common stock at $0.084 per share, the closing price of the Company’s common stock on December 1, 2012. Each option vests on December 1, 2013 and expires on December 1, 2017. These options are collectively valued at $33,600 and are being amortized over the vesting period.

On December 1, 2012, four sets of options of 25,000 shares each, representing a total of 100,000 shares, expired.

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

On December 7, 2011, the Company granted a stock option under the Plan to each of the four non-employee directors to purchase 100,000 shares of common stock at $0.078 per share, the closing price of the Company’s common stock on December 6, 2011. Each option vested on December 7, 2012 and expires on December 7, 2016. These options are collectively valued at $31,360 and are being amortized over the vesting period.

On March 31, 2011, an option for 250,000 shares expired.

A summary of the Company’s stock options outstanding at December 31, 2012 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.030	500,000	7.81	—	$22,064
$0.035	25,000	1.46	25,000	$978
$0.040	100,000	2.92	100,000	$3,413
$0.050	100,000	4.42	50,000	$2,413
$0.078	400,000	3.94	400,000	$—
$0.080	100,000	0.92	100,000	$—
$0.084	400,000	4.92	—	$—
$0.120	100,000	1.92	100,000	$—
TOTALS	1,725,000		775,000	$28,867

Warrants

Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2011	7,325,000	$0.62
Granted	350,000	0.10
Exercised	—	—
Forfeited	(4,425,000)	1.00
Balance, January 1, 2012	3,250,000	$0.06
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, December 31, 2012	3,250,000	$0.06

On September 1, 2011, warrants collectively representing 4,425,000 shares expired.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On August 29, 2011, 350,000 warrants were issued in connection with the Company’s consummation of a Redemption Agreement.

A summary of the Company’s warrants outstanding at December 31, 2012 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of warrants (in years)	Exercisable	Intrinsic Value
$0.05	2,900,000	1.99	2,900,000	$69,969
$0.10	350,000	3.66	350,000	$—
TOTALS	3,250,000		3,250,000	$69,969

Preferred Stock

As of December 31, 2012 and 2011, the Company has 9,999,154 shares of preferred stock authorized and none issued and outstanding.  The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine.

NOTE 11 – Employee Benefit Plan

The Company maintains a 401K Plan (the “401K Plan”), which covers all employees of the Company. The 401K Plan contains an option for the Company to match each participant's contribution. Any Company contribution vests over a five-year period on a 20% per year basis. Company contributions to the 401K Plan totaled approximately $40,200 and $20,700 for the years ended December 31, 2012 and 2011, respectively.

NOTE 12 – Commitments and Contingencies

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

Fixed rent expense aggregated approximately $87,000 for the years ended December 31, 2012 and 2011, respectively. Flowage fees on fuel gallons purchased aggregated approximately $81,000 and $77,000 for the years ended December 31, 2012 and 2011, respectively.

Future minimum rental payments under the Company’s operating leases are as follows:

For the year ended
December 31,	Total
2013	$76,244
2014	26,244
2015	26,244
2016	26,244
2017	26,244
Thereafter	341,172
TOTAL	$522,392

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Employment Agreements

As of December 31, 2012, future severance commitments under the Company’s employment agreements aggregate approximately $200,000.

NOTE 13 – Related Parties

The firm of Wachtel & Masyr, LLP provides certain legal services to the Company. William B. Wachtel, a member of the Company’s Board of Directors, is a managing partner of the firm. During the years ended December 31, 2012 and 2011, the Company incurred fees of approximately $0 and $1,000, respectively, for these legal services. At December 31, 2012 and 2011, the Company recorded in accounts payable an obligation for legal fees to such firm of approximately $250 and $4,200, respectively, related to legal services provided by such firm.

On August 29, 2011, the Company entered into a Redemption Agreement with the non-controlling interest in a subsidiary of the Company. As part of this agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement, an additional approximately $950,000 has been paid through December 31, 2012. The balance is recorded as a liability at a discount rate of 7%. Continuing earn-out payments shall be made on a monthly basis in an amount equal to (i) 5% of the subsidiary’s gross receipts, plus (ii) 5% of the subsidiary’s pre-tax profit.

NOTE 14 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 15 – Subsequent Events

The Company has evaluated subsequent events which have occurred after December 31, 2012.

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

  Under the supervision and with the participation of management, including our principal executive officer/principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of Saker as of March 25, 2013:

Name	Age	Position

Ronald J. Ricciardi	51	Director, Vice Chairman of the Board,
		President & Chief Executive Officer

William B. Wachtel	58	Director, Chairman of the Board

Donald Hecht	79	Director

Jeffrey B. Mendell	59	Director

Alvin S. Trenk	83	Director

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

Mr. Wachtel has been a managing partner of Wachtel & Masyr, LLP, or its predecessor law firm (Gold & Wachtel, LLP), since its founding in August 1984. Such firm has provided certain legal services to the Company in the past. He is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

Ronald J. Ricciardi – Director, Vice Chairman of the Board, President & Chief Executive Officer

Mr. Ricciardi had served as the President and a director of Arizona FBO Air, Inc. since its inception in 2003 and was designated as its Chief Executive Officer on January 2, 2004. He was appointed our President and a director of our company and designated as our Chief Executive Officer on August 20, 2004 effective with the reverse merger transaction, pursuant to which we became a public company. On December 12, 2006, he was elected as our Vice Chairman of the Board. On March 2, 2009, he was re-appointed as our President and designated as our Chief Executive Officer. On April 8, 2009, Mr. Ricciardi was elected as our Chairman of the Board. On October 27, 2011, Mr. Ricciardi was elected as our Vice Chairman of the Board.

Mr. Ricciardi is a senior executive with extensive general management experience in entrepreneurial and large companies. Before joining the Arizona FBO Air and from 2000 - 2003, Mr. Ricciardi was President and CEO of P&A Capital Partners, Inc., an entertainment finance company established to fund the distribution of independent films. From 1999 – 2000, Mr. Ricciardi was also co-founder, Chairman and CEO of eTurn, Inc., a high technology service provider, for which he developed a consolidation strategy, negotiated potential merger and acquisition candidates, prepared private placement materials and executed numerous private, institutional and venture capital presentations. After a management career at Pepsi-Cola Company and the Perrier Group of America, Mr. Ricciardi was President and CEO of Clearidge, Inc., a leading regional consumer products company, where he provided strategic and organizational development, and led a consolidation effort that included 14 transactions, which more than tripled the revenue of Clearidge, Inc. over four years.

Donald Hecht - Director

Mr. Hecht was first elected as a director effective September 15, 2006, and has served in that capacity since then.

Mr. Hecht has, since 1966, been a managing partner of Hecht and Company, P.C., a certified public accounting firm. He has served on the board of directors of other public companies.

Jeffrey B. Mendell - Director

Mr. Mendell was first elected as a director on September 30, 2004, and has served in that capacity since that time.

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

Earlier in his career, Mr. Mendell was an executive with Citicorp Real Estate, Inc. in New York City. He is also a licensed real estate broker in the State of New York

Alvin S. Trenk - Director

Mr. Trenk was first elected as a director and our Chairman of the Board effective August 20, 2004, in connection with the reverse merger transaction pursuant to which we became a public company. He resigned as the Chairman of the Board on March 31, 2005, but has served as a director since August 20, 2004.

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

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of Donald Hecht and Ronald J. Ricciardi; the Compensation Committee comprised of Jeffrey B. Mendell, Chairman, and Alvin S. Trenk, both of whom qualify as independent under the rules of the Nasdaq Stock Market; and the Nominating Committee comprised of William B. Wachtel, Chairman, Donald Hecht, and Ronald J. Ricciardi.

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2012 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2012, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act, except for one late Form 4 for each of our directors reporting an option grant.

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

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us for services performed on our behalf with respect to the person who served as our Chief Executive Officer during the fiscal years ended December 31, 2012 or 2011. The person named in the table is the only person who served as our principal executive officer or principal financial officer in fiscal 2011. We have no other executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Ronald J. Ricciardi, Vice Chairman of the Board President & CEO	2012 2011	200,000 200,000	35,691 34,387	— —	18,588 14,088	254,279 248,475

1.	Mr. Ricciardi received a base salary of $200,000 in 2012 and 2011.

2.	Mr. Ricciardi received on October 21, 2010 an option for 500,000 shares at $0.03 per share, the closing price of the common stock on October 20, 2010, which option shall vest on October 21, 2015 and be exercisable for the succeeding five years.

3.	Mr. Ricciardi receives health insurance coverage estimated at a value of $1,049 per month. Mr. Ricciardi received a match to his 401K contributions from us amounting to approximately $6,000 in 2012 and approximately $1,500 in 2011.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date
Ronald J. Ricciardi	500,000	0.03	10/21/2020

1.	As part of his employment agreement, Mr. Ricciardi received on October 21, 2010 an option for 500,000 shares at $0.03 per share, the closing price of the common stock on October 20, 2010, which option shall vest on October 21, 2015 and be exercisable for the succeeding five years.

2012 DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Donald Hecht	4,000	8,400	12,400

Jeffrey B. Mendell	4,000	8,400	12,400

Alvin S. Trenk	4,000	8,400	12,400

William B. Wachtel	4,000	8,400	12,400

1.	Non-employee Directors are each entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.	Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2012, the compensation committee granted each non-employee director an option for their service in 2012. Each option was for 100,000 shares and was priced at $0.084 per share, which was the closing sales price of our common stock on December 1, 2012. The options vest on December 1, 2013 and may be exercised until December 1, 2017.

Employment Agreements

On October 21, 2010, the Board of Directors authorized the execution of an employment agreement with Mr. Ricciardi. This agreement calls for Mr. Ricciardi to serve as our President, Chief Executive Officer, and as Vice Chairman of the Board of Directors and is for a term of three years. We have the option to extend such agreement for an additional two year period. The employment agreement called for an initial base annual salary of $200,000. On January 1, 2013, we increased Mr. Ricciardi’s base annual to $250,000. When determining whether to increase Mr. Ricciardi’s annual salary, the Board of Directors considered factors such as the company’s performance in the years ended December 31, 2012 and 2011, Mr. Ricciardi’s individual performance and trends and as well as any readily available information regarding the salaries of comparable individuals within our industry. Incentive bonus payments may be made annually in the amount of 3% of pre-tax income provided that we meet or exceed our annual operating plan for earnings before interest, taxes, depreciation and amortization. Additionally, Mr. Ricciardi was granted an option to acquire 500,000 shares of our common stock. This option vests on October 21, 2015 and is exercisable for a subsequent term of five years ending on October 21, 2020. Should we not exercise our option to extend Mr. Ricciardi’s employment agreement for the additional two year period, Mr. Ricciardi shall forfeit 200,000 shares of his stock option, with the remaining 300,000 shares vesting on October 21, 2013 and being exercisable until October 21, 2018.

Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. Our 401k Plan (the “401K Plan”) covers all of our employees. The 401K Plan contains an option for us to match each participant's contribution. Any contributions by us vest over a five-year period on a 20% per year basis. In January 2011, we set our match of participant contributions at a rate of 50% of the first 6% of participant deferrals. Our contributions to the 401K Plan totaled approximately $40,200 and $20,700 for the years ended December 31, 2012 and 2011, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of March 25, 2013 regarding the beneficial ownership of our Common Stock by:

•	each of our current executive officer and directors; and

•	all of our current directors and executive officer as a group; and

•	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock.

	Number of Shares	Percentage of
	of Common Stock	Common Stock
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned (1)

William B. Wachtel (2)	5,696,907 (3)	17.0%

Ronald J. Ricciardi (4)	1,043,575 (5)	3.2%

Alvin S. Trenk (6)	1,047,944 (7)	3.2%

Jeffrey B. Mendell (6)	385,293 (7)	1.2%

Donald Hecht (6)	341,700 (7)	1.0%

All directors and officer	8,515,419	25.0%
As a group (5 in number)

(1)	The percentages computed in the table are based upon 33,040,422 shares of our common stock, which were outstanding on March 25, 2013. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 25, 2013.

(2)	William B. Wachtel is our Chairman of the Board and a director. Mr. Wachtel’s address is 101 Hangar Road, Avoca, Pennsylvania 18641.

(3)	The shares of our common stock reported in the table include: (a) 25,000 shares issuable upon the exercise of an option expiring December 1, 2013, which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring December 1, 2014, which option is currently exercisable; (c) 25,000 shares issuable upon the exercise of an option expiring December 1, 2015, which option is currently exercisable; (d) 100,000 shares issuable upon the exercise of an option expiring December 1, 2016, which option is currently exercisable; and (f) 350,000 issuable upon the exercise of a warrant expiring August 27, 2016, which is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 100,000 shares issuable upon the exercise of an option granted on December 1, 2012, which shall become exercisable on December 1, 2013; and (y) 333,400 shares of our common stock acquired by Wachtel & Masyr, LLP, which provided certain legal services for us in connection with the private placement which we closed on September 1, 2006. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)	Ronald J. Ricciardi is our President and Chief Executive Officer and he also serves as Vice Chairman of the Board and as a director. Mr. Ricciardi’s address is 101 Hangar Road, Avoca, Pennsylvania 18641.

(5)	The shares of the Common Stock reported in the table do not reflect 500,000 shares issuable upon the exercise of an option granted on October 21, 2010, which shall become exercisable on October 21, 2015.

(6)	The reporting person is a director. The address of each director is 101 Hangar Road, Avoca, Pennsylvania 18641.

(7)	The shares of our common stock reported in the table include: (a) 25,000 shares issuable upon the exercise of an option expiring December 1, 2013, which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring December 1, 2014, which option is currently exercisable; (c) 25,000 shares issuable upon the exercise of an option expiring December 1, 2015, which option is currently exercisable; and (d) 100,000 shares issuable upon the exercise of an option expiring December 1, 2016, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 100,000 shares issuable upon the exercise of an option granted on December 1, 2012, which shall become exercisable on December 1, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

  The following table set forth certain information, as of December 31, 2012, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,725,000	$0.064	5,775,000

Equity compensation plans not approved by security holders	—	$—	—
Total	1,725,000	$0.064	5,775,000

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

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were approximately $85,000 and $84,000 by Kronick Kalada Berdy & Co. for 2012 and 2011, respectively, for the audits of our annual financial statements for the fiscal years ended December 31, 2012 and 2011 and the reviews of the financial statements included in the Company’s Forms 10-Qs for those fiscal years.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered by the principal accountant were $0 for the fiscal years ended December 31, 2012 and 2011.

Tax Fees. For the years ended December 31, 2012 and 2011, the aggregate fees billed by a firm other than the principal accountant for services categorized as Tax Fees were $15,000 and $20,500, respectively.

All Other Fees. The aggregate fees billed for services categorized as All Other Fees rendered by the principal accountant were $0 for the fiscal years ended December 31, 2012 and 2011.

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

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2012 and 2011 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

(b)	Financial Statement Schedules

None.

(c)	Exhibits

Exhibit No.	Description of Exhibit

3 (i) (2)	Certificate of Designations. (1)

3 (i) (3)	Articles of Merger (Changing name to Saker Aviation Services, Inc.) (Exhibit 3.1) (3)

3 (i)	Restated Articles of Incorporation.(2)

3(ii)	Bylaws of Saker Aviation Services, Inc. (3) (Exhibit 3.2)

4.1	Form of Common Stock Certificate. (4)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive and financial officer). (4)

32.1	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002. (4)

*10.1	Employment Agreement dated as of October 21, 2010 by and between Ronald J. Ricciardi and Company. (5)

10.2	Loan Agreement between Saker Aviation Services and Bank of America dated January 30, 2012. (4)

10.3	Stock Option Plan of 2005. (1)

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Saker Aviation Services, Inc.

Date: March 25, 2013	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William B. Wachtel	Chairman of the Board,	March 25, 2013
William B. Wachtel	Director

/s/ Ronald J. Ricciardi	Vice Chairman of the Board,	March 25, 2013
Ronald J. Ricciardi	President, Chief Executive Officer

/s/ Donald Hecht	Director	March 25, 2013
Donald Hecht

/s/ Jeffrey B. Mendell	Director	March 25, 2013
Jeffrey B. Mendell

/s/ Alvin S. Trenk	Director	March 25, 2013
Alvin S. Trenk

Saker Aviation Services, Inc. Form 10-K for the Year Ended December 31, 2012

Exhibits Filed with the Annual Report

INDEX

Exhibit No.	Description of Exhibit
31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

E-1