Form 10-Q
period 2013-03-31
Saker Aviation Services, Inc.
filed 2013-05-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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

Yes ☐          No ☒

As of May 13, 2013, the registrant had 33,040,422 shares of its common stock, $0.001 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2013

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2013	December 31, 2012
	(unaudited)
CURRENT ASSETS
Cash	$188,217	$250,408
Accounts receivable:
Trade	1,625,123	1,611,254
Insurance recovery	—	462,942
Inventories	370,131	301,234
Note receivable – current portion, less discount	110,291	108,384
Prepaid expenses and other current assets	653,922	641,018
Total current assets	2,947,684	3,375,240

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $1,352,349 and $1,255,160 respectively	2,634,196	2,184,358

OTHER ASSETS
Deposits	180,184	180,184
Note receivable, less current portion and discount	164,030	192,329
Intangible assets – trade names	135,000	135,000
Goodwill	2,368,284	2,368,284
Total other assets	2,847,498	2,875,797
TOTAL ASSETS	$8,429,378	$8,435,395

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$853,195	$978,401
Customer deposits	139,400	132,352
Lines of credit	300,000	—
Accrued expenses	485,201	637,791
Notes payable – current portion	705,301	714,000
Total current liabilities	2,483,097	2,462,544

LONG-TERM LIABILITIES
Deferred income taxes	244,000	203,000
Notes payable - less current portion	827,429	960,066
Total liabilities	3,554,526	3,625,610

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000;
33,040,422 shares issued and outstanding as of March 31, 2013 and December 31, 2012	33,040	33,040
Additional paid-in capital	19,900,857	19,892,743
Accumulated deficit	(15,059,045)	(15,115,998
TOTAL STOCKHOLDERS’ EQUITY	4,874,852	4,809,785
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,429,378	$8,435,395

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012

REVENUE	$3,665,163	$3,146,075

COST OF REVENUE	2,198,277	1,990,995

GROSS PROFIT	1,466,886	1,155,081

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,222,375	1,081,669

OPERATING INCOME	244,511	73,411

OTHER INCOME (EXPENSE)
OTHER INCOME, net	5,607	33,015
OTHER EXPENSE – HURRICANE SANDY	(111,145)	—
INTEREST INCOME	5,109	6,888
INTEREST EXPENSE	(23,129)	(36,963)

TOTAL OTHER INCOME (EXPENSE), net	(123,558)	2,940

INCOME BEFORE INCOME TAX EXPENSE	120,953	76,351

INCOME TAX EXPENSE
CURRENT	23,000	3,000
DEFERRED	41,000	26,000

INCOME TAX EXPENSE	64,000	29,000

NET INCOME	$56,953	$47,351

Net Income per Common Share – Basic and Diluted	$0.00	$0.00

Weighted Average Number of Common Shares – Basic	33,040,422	33,040,422

Weighted Average Number of Common Shares – Diluted	34,448,119	34,730,145

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,953	$47,351
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	97,189	100,905
Stock based compensation	8,114	7,898
Changes in operating assets and liabilities:
Accounts receivable, trade	(13,869)	291,201
Accounts receivable, insurance recovery	147,928	—
Inventories	(68,897)	(16,656)
Prepaid expenses and other current assets	(12,904)	74,582
Deposits	—	(4,175)
Deferred income taxes	41,000	26,000
Accounts payable	(125,206)	(113,667)
Customer deposits	7,048	(11,845)
Accrued expenses	(152,590)	(151,620)
TOTAL ADJUSTMENTS	(72,187)	202,623

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(15,234)	249,974

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	26,392	24,612
Purchase of property and equipment	(547,027)	(59,556)
Accounts receivable, insurance recovery	315,014	—
NET CASH USED IN INVESTING ACTIVITIES	(205,621)	(34,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(141,336)	(148,345)
Proceeds from line of credit	300,000	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	158,664	(148,345)

NET CHANGE IN CASH	(62,191)	66,685

CASH – Beginning	250,408	451,957
CASH – Ending	$188,217	$518,642

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$23,129	$36,963

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated balance sheet as of March 31, 2013 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2013 and 2012 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2013 and its results of operations and cash flows for the three months ended March 31, 2013 not misleading. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated subsequent events which have occurred after March 31, 2013.

NOTE 2 – Management’s Liquidity Plans

As of March 31, 2013, the Company had cash of $188,217 and had a working capital surplus of $464,587. The Company generated revenue of $3,665,163 and net income of $56,953 for the three months ended March 31, 2013.

On and effective January 30, 2012, the Company entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America N.A. The Amended and Restated Loan Agreement increased the Company’s existing revolving credit facility to $1,150,000 (the “BOA Credit Facility”).

At March 31, 2013, the outstanding balance on the BOA Credit Facility was $300,000. The BOA Credit Facility requires payments of interest on outstanding balances at an interest rate of 30-day LIBOR plus 300 basis points and is annually renewable at Bank of America’s option. An annual fee of 0.50% is incurred against the total availability of the BOA Credit Facility.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1.2 million in the first year of the term and payments are anticipated to increase to approximately $1.7 million by the final year of Concession Agreement, which expires on October 31, 2018. During the three months ended March 31, 2013, the Company incurred approximately $306,000 in concession fees, which is recorded in the cost of revenue.

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

Net Income Per Common Share

Net income was $56,953 and $47,351 for the three months ended March 31, 2013 and 2012, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth the components used in the computation of basic net income (loss) per share:

	For the Three Months Ended March 31,
	2013(1)	2012(1)
Weighted average common shares outstanding, basic	33,040,422	33,040,422
Common shares upon exercise of options	400,318	447,691
Common shares upon exercise of warrants	1,007,379	1,242,032
Weighted average common shares outstanding, diluted	34,448,119	34,730,145

(1) Potential common shares of 1,350,000 and 900,000 for the three months ended March 31, 2013 and 2012, respectively, were excluded from the computation of diluted earnings as their exercise prices were greater than the average market price of the common stock during the period.

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2013 and 2012, the Company incurred stock based compensation costs of $8,114 and $7,898 respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2013, the unamortized fair value of the options totaled $25,050.

Option valuation models require the input of highly subjective assumptions, including the expected life of the option. In management's opinion, the use of such option valuation models does not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. Management holds this view partly because the Company's employee stock options have characteristics significantly different from those of traded options and also because changes in the subjective input assumptions can materially affect the fair value estimate.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company has adopted ASU 2011-08 on its condensed consolidated financial statements for 2013 and 2012.

NOTE 4 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of March 31, 2013 and December 31, 2012 is set forth in the following table:

	March 31, 2013	December 31, 2012
Parts inventory	$124,032	$101,696
Fuel inventory	224,658	187,290
Other inventory	21,442	12,248
Total inventory	$370,131	$301,234

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Included in inventories are amounts held for third parties of $151,430 and $129,214 as of March 31, 2013 and December 31, 2012, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

The law firm of Wachtel & Masyr, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the three months ended March 31, 2013 and 2012, the Company was billed by Wachtel & Masyr, LLP approximately $0 for legal services. At March 31, 2013 and December 31, 2012, the Company has recorded an obligation for approximately $250 in accounts payable related to legal services provided by Wachtel & Masyr, LLP.

On August 29, 2011, the Company entered into a redemption agreement with the non-controlling interest in a subsidiary of the Company (the “Redemption Agreement”). Pursuant to the terms of the Redemption Agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement and an additional approximately $1,060,000 was paid through March 31, 2013.The balance is recorded as a liability at a discount rate of seven (7%) percent. Continuing earn-out payments will be made on a monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts, plus (ii) five percent (5%) of the subsidiary’s pre-tax profit.

NOTE 7 - Litigation

From time to time, the Company and /or its subsidiaries may be a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying consolidated condensed financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The terms “we,” “us,” and “our” are used below to refer collectively to the Company and the subsidiaries through which our various businesses are actually conducted.

OVERVIEW

The Company is a Nevada corporation, the common stock, $0.001 par value (the “common stock”), of which is publicly traded on the over the counter bulletin board system under the symbol “SKAS.OB”. Through our subsidiaries, we operate in the fixed base operation (“FBO”) segment of the general aviation industry, in which we serve as the operator of a heliport FBO, two primarily fixed-wing aircraft FBOs and provide consulting services for an FBO facility that we do not own. FBOs provide ground-based services, such as fueling and hangaring for general aviation, commercial and military aircraft; aircraft maintenance; and other miscellaneous services.

We were formed on January 17, 2003 as a proprietorship and were incorporated in Arizona on January 2, 2004. We became a public company as a result of a reverse merger transaction on August 20, 2004 with Shadows Bend Development, Inc., an inactive public Nevada corporation and subsequently changed our name to FBO Air, Inc. On December 12, 2006, we changed our name to FirstFlight, Inc. On September 2, 2009, we changed our name to Saker Aviation Services, Inc.

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

Our business activities at the Downtown Manhattan (New York) Heliport facility (the “Heliport”) commenced as a result of the Company’s award of the Concession Agreement by the City of New York to operate the Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”).

The FBO segment of the general aviation industry is highly fragmented. According to the National Air Transportation Association (“NATA”), the FBO segment is populated by over 3,000 operators, serving customers at one or more of over 3,000 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these companies are single location operators. NATA characterizes companies with operations at three or more airports as “chains.” An operation with FBOs in at least two distinctive regions of the country is considered a “national” chain while multiple locations within a single region are considered “regional” chains.

REVENUE AND OPERATING RESULTS

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012.

REVENUE

Revenue increased by 16.5 percent to $3,665,163 for the three months ended March 31, 2013 as compared with corresponding prior-year period revenue of $3,146,075.

For the three months ended March 31, 2013, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 14.7 percent to approximately $2,100,000 as compared to approximately $1,800,000 in the three months ended March 31, 2012. The increase was largely attributable to a combination of higher volume of gallons along with higher average fuel prices as compared with the prior year. We generally price our fuel products on a fixed dollar margin basis. As the cost of fuel increases, the corresponding customer price increases as well. If volume is constant, this methodology yields higher revenue but at comparable gross margins.

For the three months ended March 31, 2013, revenue associated with services and supply items increased by 20.2 percent to approximately $1,600,000 as compared to approximately $1,300,000 in the three months ended March 31, 2012. The increase was driven by higher levels of activity and related revenue in Heliport operations, an increase in maintenance activity and related revenue, and an increase in de-ice servicing in the three months ended March 31, 2013 as compared to the same period in the prior year.

For the three months ended March 31, 2013, all other revenue decreased by 19.1 percent to approximately $38,000 as compared to approximately $47,000 in the three months ended March 31, 2012. The decrease was largely attributable to miscellaneous revenue recorded in the three months ended March 31, 2012 that did not recur in the same period this year.

GROSS PROFIT

Total gross profit increased 27.0 percent to $1,466,886 in the three months ended March 31, 2013 as compared with the three months ended March 31, 2012. Gross profit as a percent of revenue increased to 40.0 percent in the three months ended March 31, 2013 as compared to 36.7 percent in the same period in the prior year. The increase in gross margin was largely driven by increases in services and supply items as a percent of overall revenue. Services and supply items generally have a higher gross margin as compared to fuel and fuel-related items.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, were $1,222,375 in the three months ended March 31, 2013, representing an increase of approximately $141,000 or 13.0 percent, as compared to the same period in 2012.

SG&A associated with our FBO operations were approximately $1,200,000 in the three months ended March 31, 2013, representing an increase of approximately $139,000, or 13.5 percent, as compared to the three months ended March 31, 2012. SG&A associated with our FBO operations, as a percentage of revenue, was 32.0 percent for the three months ended March 31, 2013, as compared with 32.9 percent in the corresponding prior year period.

Corporate SG&A was approximately $48,000 for the three months ended March 31, 2013, representing an increase of approximately $1,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income for the three months ended March 31, 2013 was $244,511 as compared to $73,411 in the three months ended March 31, 2012. Improvements on a year-over-year basis were driven by a combination of higher levels of revenue leading to increased gross profit, as described above.

Depreciation and Amortization

Depreciation and amortization was approximately $97,000 and $101,000 for the three months ended March 31, 2013 and 2012, respectively.

Interest Income/Expense

Interest income for the three months ended March 31, 2013 was approximately $5,100, as compared to $6,900 in three months ended March 31, 2012, with the decrease largely attributable to lower rates of interest in connection with deposited amounts. Interest expense for the three months ended March 31, 2013 was approximately $23,000, as compared to $37,000 in the same period in 2012.

Other Expense – Hurricane Sandy

Other expenses of approximately $111,000 were recorded in connection with reconstruction efforts in the aftermath of Hurricane Sandy, as described at greater length in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no comparable expenses in the prior year period.

Income Tax

Income tax expense for the three months ended March 31, 2013 was approximately $64,000 as compared to approximately $29,000 during the same period in 2012 on higher pre-tax income in the three months ended March 31, 2013 as compared to the same period in 2012.

Net Income (Loss) Per Share

Net income was $56,953 and $47,351 for the three months ended March 31, 2013 and 2012, respectively. The improved performance is a result of the performance characteristics described above.

Basic and diluted net income per share for the three months ended March 31, 2013 and 2012 was $0.00.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had cash and cash equivalents of $188,217 and a working capital surplus of $464,587. We generated revenue of $3,665,163 and net income of $56,953 for the three months ended March 31, 2013. For the three months ended March 31, 2013, cash flows included net cash used in operating activities of $15,234, net cash used in investing activities of $205,621, and net cash provided by financing activities of $158,664.

On and effective January 30, 2012, we entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America N.A. The Amended and Restated Loan Agreement increased our existing revolving credit facility to $1,150,000 (“BOA Credit Facility”).

At March 31, 2013, the outstanding balance on the BOA Credit Facility, was $300,000. The BOA Credit Facility requires payments of interest on outstanding balances at an interest rate of 30-day LIBOR plus 300 basis points and is annually renewable at Bank of America’s option. An annual fee of 0.50% is incurred against the total availability of the BOA Credit Facility.

We are also party to the Concession Agreement with the City of New York for the operation of the Heliport. Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. We paid the City of New York $1.2 million in first year of the term and payments are anticipated to increase to approximately $1.7 million by the final year of the Concession Agreement, which expires on October 31, 2018. During the three months ended March 31, 2013, we incurred with the City of New York approximately $306,000 in concession fees, which is recorded in the cost of revenue.

During the three months ended March 31, 2013, we had a net decrease in cash of $62,191. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2013, net cash used in operating activities was $15,234. This amount included an increase in operating cash related to net income of $56,953 and additions for the following items: (i) accounts receivable, insurance recovery, $147,928; (ii) depreciation and amortization, $97,189; (iii) income tax expense, $41,000; (iv) customer deposits, $7,048; and (v) stock-based compensation expense, $8,114. The increase in cash used in operating activities in 2013 was offset by the following decreases: (i) accounts payable, $125,206; (ii) inventories, $68,897; (iii) accrued expenses, $152,590; (iv) prepaid expenses, $12,904; and (v) accounts receivable, trade, $13,869. For the three months ended March 31, 2012, net cash provided by operating activities was $249,974. This amount included an increase in operating cash related to net income of $47,351 and additions for the following items: (i) depreciation and amortization, $100,905; (ii) stock-based compensation expense, $7,898; (iii) accounts receivable, $291,201; (iv) prepaid expense, $74,582; and (v) deferred income tax expense, $26,000. The increase in cash used in operating activities in 2012 was offset by the following decreases: (i) inventories, $16,656; (ii) deposits, $4,175; (iii) accounts payable, $113,667; (iv) customer deposits, $11,845; and (v) accrued expenses, $151,620.

Cash from Investing Activities

For the three months ended March 31, 2013, net cash of $205,621 was used in investing activities for the purchase of $547,027 in property and equipment offset by the repayment of notes receivable of $26,392 and accounts receivable, insurance recovery of $315,014. For the three months ended March 31, 2012, net cash of $34,944 was used in investing activities for the purchase of property and equipment of $59,556, offset by the repayment of notes receivable of $24,612.

Cash from Financing Activities

For the three months ended March 31, 2013, net cash provided by financing activities was $158,664, consisting of a drawdown from the line of credit of $300,000 offset by the repayment of notes payable of $141,336. For the three months ended March 31, 2012, net cash used in financing activities was $148,345, consisting entirely of the repayment of notes payable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We have adopted ASU 2011-08 on its condensed consolidated financial statements for 2013 and 2012.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012 and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements.

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

Saker Aviation Services, Inc.

Date: May 13, 2013	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi President and Chief Executive Officer

