Form 10-Q
period 2013-06-30
Saker Aviation Services, Inc.
filed 2013-08-12
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

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
Yes ☐         No ☒
As of August 12, 2013, the registrant had 33,057,610 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2013

Index

		Page
PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	1

	Statements of Operations for the Three and Six Months ended June 30, 2013 and 2012 (unaudited)	2

	Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012 (unaudited)	3

	Notes to Financial Statements (unaudited)	4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4.	CONTROLS AND PROCEDURES	12

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	13

SIGNATURES		14

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$180,936	$250,408
Accounts receivable:
Trade	1,992,327	1,611,254
Insurance recovery	—	462,942
Inventories	310,698	301,234
Note receivable – current portion, less discount	112,233	108,384
Prepaid expenses and other current assets	748,325	641,018
Total current assets	3,344,519	3,375,240

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,480,107 and $1,255,160 respectively	2,648,790	2,184,358

OTHER ASSETS
Deposits	180,184	180,184
Note receivable, less current portion and discount	135,233	192,329
Intangible assets – trade names	135,000	135,000
Goodwill	2,368,284	2,368,284
Total other assets	2,818,701	2,875,797
TOTAL ASSETS	$8,812,010	$8,435,395

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$861,314	$978,401
Lines of credit	300,607	—
Customer deposits	146,971	132,352
Accrued expenses	574,610	637,791
Notes payable – current portion	777,263	714,000
Total current liabilities	2,660,765	2,462,544

LONG-TERM LIABILITIES
Deferred income taxes	397,000	203,000
Notes payable - less current portion	636,456	960,066
Total liabilities	3,694,221	3,625,610

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 33,057,610 shares issued and outstanding as of June 30, 2013 and 33,040,422 at December 31, 2012	33,058	33,040
Additional paid-in capital	19,909,240	19,892,743
Accumulated deficit	(14,824,509)	(15,115,998)
TOTAL STOCKHOLDERS’ EQUITY	5,117,789	4,809,785
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,812,010	$8,435,395

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

REVENUE	$5,147,736	$4,864,253	$8,812,898	$8,010,329

COST OF REVENUE	2,798,744	2,726,187	4,997,020	4,717,183

GROSS PROFIT	2,348,992	2,138,066	3,815,878	3,293,146

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	1,775,176	1,580,908	2,997,550	2,662,577

OPERATING INCOME	573,816	557,158	818,328	630,569

OTHER INCOME (EXPENSE)
OTHER INCOME, net	3,468	2,894	9,075	35,909
OTHER EXPENSE – HURRICANE SANDY	—	—	(111,145)	—
INTEREST INCOME	4,645	6,455	9,754	13,343
INTEREST EXPENSE	(30,394)	(37,085)	(53,523)	(74,048)
TOTAL OTHER EXPENSE	(22,281)	(27,736)	(145,839)	(24,796)

INCOME BEFORE INCOME TAX EXPENSE	551,535	529,422	672,489	605,773

INCOME TAX EXPENSE
CURRENT	164,000	73,000	187,000	76,000
DEFERRED	153,000	190,000	194,000	216,000
INCOME TAX EXPENSE	317,000	263,000	381,000	292,000

NET INCOME	$234,535	$266,422	$291,489	$313,773

Net income per Common Share – Basic and Diluted	$0.01	$0.01	$0.01	$0.01

Weighted Average Number of Common Shares Outstanding – Basic	33,046,655	33,040,422	33,046,655	33,040,422

Weighted Average Number of Common Shares Outstanding – Diluted	34,747,338	34,436,629	34,747,338	33,436,629

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$291,489	$313,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,947	198,230
Stock based compensation	16,515	16,144
Changes in operating assets and liabilities:
Accounts receivable, trade	(381,073)	(23,940)
Accounts receivable, insurance recovery	147,928	—
Inventories	(9,464)	2,087
Prepaid expenses and other current assets	(107,307)	3,270
Deposits	—	(16,275)
Deferred income taxes	194,000	216,000
Accounts payable	(117,087)	5,088
Customer deposits	14,619	(8,926)
Accrued expenses	(63,181)	(17,793)
TOTAL ADJUSTMENTS	(80,103)	373,885

NET CASH PROVIDED BY OPERATING ACTIVITIES	211,386	687,659

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	53,247	49,657
Purchase of property and equipment	(689,379)	(83,549)
Accounts receivable, insurance recovery	315,014	—
NET CASH USED IN INVESTING ACTIVITIES	(321,118)	(33,892)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from notes payable	280,920	—
Repayment of notes payable	(541,267)	(269,503)
Line of credit, net	300,607	(33,005)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	40,260	(302,508)

NET CHANGE IN CASH	(69,472)	351,258

CASH – Beginning	250,408	451,957
CASH – Ending	$180,936	$803,215

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$53,523	$74,048
Income Taxes	$114,147	$76,176

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated balance sheet and statement of cash flows as of June 30, 2013 and the condensed consolidated statement of operations for the three and six months ended June 30, 2013 and 2012 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2013 and its results of operations for the three and six months ended June 30, 2013, and cash flows for the six months ended June 30, 2013 not misleading. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity

As of June 30, 2013, the Company had cash of $180,936 and had a working capital surplus of $683,754. The Company generated revenue of $8,812,898 and net income of $291,489 for the six months ended June 30, 2013.

On May 17, 2013, the Company entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contains three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line may be dispersed, based on parameters defined in the PNC Loan Agreement, until the $2,500,000 is consumed or May 17, 2014, whichever comes first. Interest on outstanding principal shall accrue at a rate equal to one-month LIBOR plus 275 basis points (2.95% as of June 30, 2013) and principal and interest payments shall be made over a 60-month period. An unused commitment fee shall apply at the rate of 1.5% of the unused portion of the PNC Acquisition Line and shall be charged for each fiscal quarter until the $2,500,000 is consumed or May 17, 2014, whichever comes first. As of June 30, 2013, there were no outstanding amounts under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal shall accrue at a rate equal to daily LIBOR plus 250 basis points (2.70% as of June 30, 2013) and is annually renewable at PNC Bank’s option. As of June 30, 2013, the outstanding balance of the PNC Working Capital Line was $301,000.

The PNC Term Loan was dispersed to retire miscellaneous Company debt of the same amount. Interest on outstanding principal shall accrue at a rate equal to one-month LIBOR plus 275 basis points (2.95% as of June 30, 2013) and principal and interest payments shall be made over a 34 month period.

On January 30, 2012, the Company entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America N.A. The Amended and Restated Loan Agreement increased the Company’s existing revolving credit facility to $1,150,000 (the “BOA Credit Facility”). The outstanding balance of $300,000 plus approximately $7,000 in accrued interest was repaid in conjunction with the PNC Working Capital Line, as described above.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018. During the six months ended June 30, 2013, the Company incurred approximately $848,000 in concession fees, which is recorded in the cost of revenue.

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

Net Income Per Common Share
Net income was $234,535 and $291,489 for the three and six months ended June 30, 2013, respectively. Net income was $266,422 and $313,773 for the three and six months ended June 30, 2012. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013*	2012*	2013*	2012*
Weighted average common shares outstanding, basic	33,046,655	33,040,422	33,046,655	33,040,422

Common shares upon exercise of options	1,700,683	1,396,207	1,700,683	1,396,207

Weighted average common shares outstanding, diluted	34,747,338	34,436,629	34,747,338	34,436,629

* Outstanding stock options and warrants aggregating 450,000 and 1,400,000, respectively, were excluded from the compilation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock for the three and six months ended June 30, 2013 and 2012, respectively.

Stock Based Compensation
Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2013 and 2012, the Company incurred stock based compensation costs of $16,515 and $16,114 respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2013, the unamortized fair value of the options totaled $16,650.

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

NOTE 4 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of June 30, 2013 and December 31, 2012 is set forth in the following table:

	June 30, 2013	December 31, 2012
Parts inventory	$101,524	$101,696
Fuel inventory	191,722	187,290
Other inventory	17,452	12,248
Total inventory	$310,698	$301,234

Included in inventories are amounts held for third parties of $141,175 and $129,214 as of June 30, 2013 and December 31, 2012, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

The law firm of Wachtel & Masyr, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the three and six months ended June 30, 2013 and 2012, the Company was billed by Wachtel & Masyr, LLP approximately $0 for legal services. At June 30, 2013 and December 31, 2012, the Company has recorded an obligation for approximately $250 in accounts payable related to legal services provided by Wachtel & Masyr, LLP.

On August 29, 2011, the Company entered into a redemption agreement with the non-controlling interest in a subsidiary of the Company (the “Redemption Agreement”). Pursuant to the terms of the Redemption Agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement and, on a cumulative basis, an additional approximately $1,253,000 was paid through June 30, 2013.The balance is recorded as a liability at a discount rate of 7%. Continuing earn-out payments will be made on a monthly basis in an amount equal to (i) 5% of the subsidiary’s gross receipts, plus (ii) 5% of the subsidiary’s pre-tax profit.

NOTE 6 – Litigation

From time to time, the Company and /or its subsidiaries may be a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

Note 7 – Subsequent Events

On July 19, 2013, the Company was notified that the Wilkes-Barre/Scranton International Airport had selected a firm other than the Company with whom it intends to negotiate a lease to provide FBO services. The Company believes it has grounds to challenge this decision and has filed a complaint and request for preliminary injunction, as further described in Current Reports on Form 8-K, which were filed on July 29, 2013 and August 1, 2013.  If the Company is successful, any new lease would likely be on terms less favorable to the Company as compared to the current lease. In the event the Company is unsuccessful, its lease at this airport would expire on August 31, 2013 and goodwill of approximately $1,800,000 would need to be written off.

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

On July 19, 2013, we were notified that the Wilkes-Barre/Scranton International Airport had selected a firm other than us with whom it intends to negotiate a lease to provide FBO services. We believe we have grounds to challenge this decision and have filed a complaint and request for preliminary injunction, as further described in Current Reports on Form 8-K, which were filed on July 29, 2013 and August 1, 2013. If we’re successful, any new lease would likely be on terms less favorable to us as compared to the current lease. In the event we’re unsuccessful, our lease at this airport would expire on August 31, 2013 and goodwill of approximately $1,800,000 would need to be written off.

REVENUE AND OPERATING RESULTS

Comparison of the Three and Six Months Ended June 30, 2013 and June 30, 2012.

REVENUE

Revenue increased by 5.8% to $5,147,736 for the three months ended June 30, 2013 as compared with corresponding prior-year period revenue of $4,864,253. Revenue increased by 10.0% to $8,812,898 for the six months ended June 30, 2013 as compared with corresponding prior-year period revenue of $8,010,329.

For the three months ended June 30, 2013, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 5.5% to approximately $2,700,000 as compared to approximately $2,600,000 in the three months ended June 30, 2012. The increase was largely attributable to a combination of higher volume of gallons along with higher average fuel prices as compared with the prior year. We generally price our fuel products on a fixed dollar margin basis. As the cost of fuel increases, the corresponding customer price increases as well. If volume of fuel sold is constant, this methodology yields higher revenue but at comparable gross margins.

For the three months ended June 30, 2013, revenue associated with services and supply items increased by 6.1% to approximately $2,400,000 as compared to approximately $2,200,000 in the three months ended June 30, 2012. The increase was driven by higher levels of activity and related revenue in Heliport operations and an increase in maintenance activity and related revenue in the three months ended June 30, 2013 as compared to the same period in the prior year.

For the three months ended June 30, 2013, all other revenue increased by 10.2% to approximately $54,000 as compared to approximately $49,000 in the three months ended June 30, 2012. The increase was largely attributable to higher levels of miscellaneous revenue recorded in the three months ended June 30, 2013 as compared to the same period in the prior year.

For the six months ended June 30, 2013, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 9.3% to approximately $4,800,000 as compared to approximately $4,400,000 in the six months ended June 30, 2012. The increase was largely attributable to a combination of higher volume of gallons along with higher average fuel prices as compared with the prior year.

For the six months ended June 30, 2013, revenue associated with services and supply items increased by 11.3% to approximately $3,900,000 as compared to approximately $3,500,000 in the six months ended June 30, 2012. The increase was driven by higher levels of activity and related revenue in Heliport operations, an increase in maintenance activity and related revenue, and an increase in de-ice servicing in the six months ended June 30, 2013 as compared to the same period in the prior year.

For the six months ended June 30, 2013, all other revenue decreased by 4.1% to approximately $92,000 as compared to approximately $96,000 in the six months ended June 30, 2012. The decrease was largely attributable to miscellaneous revenue recorded in the six months ended June 30, 2012 that did not recur in the same period this year.

GROSS PROFIT

Total gross profit increased 9.9% to $2,348,992 in the three months ended June 30, 2013 as compared with the three months ended June 30, 2012. Gross profit as a% of revenue increased to 45.6% in the three months ended June 30, 2013 as compared to 44.0% in the same period in the prior year. The increase in gross margin was driven by increases across the board in fuel sales, service sales, and all other revenue items.

Total gross profit increased 15.9% to $3,815,878 in the six months ended June 30, 2013 as compared with the six months ended June 30, 2012. Gross profit as a% of revenue increased to 43.3% in the six months ended June 30, 2013 as compared to 41.1% in the same period in the prior year. The increase in gross margin was largely driven by increases in services and supply items as a% of overall revenue. Services and supply items generally have a higher gross margin as compared to fuel and fuel-related items.

OPERATING EXPENSE

Selling, General and Administrative
Total selling, general and administrative expenses, or SG&A, were $1,775,176 in the three months ended June 30, 2013, representing an increase of approximately $194,000 or 12.3%, as compared to the same period in 2012.

SG&A associated with our FBO operations were approximately $1,700,000 in the three months ended June 30, 2013, representing an increase of approximately $214,000, or 14.3%, as compared to the three months ended June 30, 2012. SG&A associated with our FBO operations, as a%age of revenue, was 33.2% for the three months ended June 30, 2013, as compared with 30.8% in the corresponding prior year period. Higher levels of fuel volume and service activity drove additional personnel requirements to maintain service levels.

Corporate SG&A was approximately $65,000 for the three months ended June 30, 2013, representing a decrease of approximately $20,000 as compared with the corresponding prior year period.

 Total SG&A was $2,997,550 in the six months ended June 30, 2013, representing an increase of approximately $335,000 or 12.6%, as compared to the same period in 2012.

SG&A associated with our FBO operations were approximately $2,900,000 in the six months ended June 30, 2013, representing an increase of approximately $353,000, or 14.0%, as compared to the six months ended June 30, 2012. SG&A associated with our FBO operations, as a%age of revenue, was 32.7% for the six months ended June 30, 2013, as compared with 31.6% in the corresponding prior year period. The same factors as those defined in the three months ended June 30, 2013 impacted this period as well.

Corporate SG&A was approximately $113,000 for the six months ended June 30, 2013, representing a decrease of approximately $18,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income for the three and six months ended June 30, 2013 was $573,816 and $818,328, respectively, as compared to $557,158 and $630,569, respectively, in the three and six months ended June 30, 2012. Improvements on a year-over-year basis were driven by a combination of higher levels of revenue leading to increased gross profit, as described above.

Depreciation and Amortization
Depreciation and amortization was approximately $225,000 and $198,000 for the six months ended June 30, 2013 and 2012, respectively.

Interest Income/Expense
Interest income for the six months ended June 30, 2013 was approximately $9,800, as compared to $13,300 in the six months ended June 30, 2012, with the decrease largely attributable to lower rates of interest in connection with deposited amounts. Interest expense for the six months ended June 30, 2013 was approximately $54,000, as compared to $74,000 in the same period in 2012.

Other Expense – Hurricane Sandy
Other expenses of approximately $111,000 were recorded in connection with reconstruction efforts in the aftermath of Hurricane Sandy, as described at greater length in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no comparable expenses in the prior year period.

Income Tax
Income tax expense for the three and six months ended June 30, 2013 was $317,000 and $381,000, respectively, as compared to $263,000 and $292,000, respectively, during the same periods in 2012. Higher pre-tax income in the three and six months ended June 30, 2013 as compared to the same periods in 2012 drove a majority of the increase. In the three months ended June 30, 2013, an additional approximately $73,000 in state income expense was incurred for a prior period as a result of a regular review by the taxing authority.

Net Income Per Share
Net income was $291,489 and $313,773 for the six months ended June 30, 2013 and 2012, respectively. The decrease is primarily as a result of the performance characteristics described above, particularly Other Expense – Hurricane Sandy.

Basic and diluted net income per share for the six months ended June 30, 2013 and 2012 was $0.01.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had cash and cash equivalents of $180,936 and a working capital surplus of $683,754. We generated revenue of $8,812,898 and net income of $291,489 for the six months ended June 30, 2013. For the six months ended June 30, 2013, cash flows included net cash provided by operating activities of $211,386, net cash used in investing activities of $321,118, and net cash provided by financing activities of $40,260.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contains three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line may be dispersed, based on parameters defined in the PNC Loan Agreement, until the $2,500,000 is consumed or May 17, 2014, whichever comes first. Interest on outstanding principal shall accrue at a rate equal to one-month LIBOR plus 275 basis points (2.95% as of June 30, 2013) and principal and interest payments shall be made over a 60-month period. An unused commitment fee shall apply at the rate of 1.5% of the unused portion of the PNC Acquisition Line and shall be charged for each fiscal quarter until the $2,500,000 is consumed or May 17, 2014, whichever comes first. As of June 30, 2013, there were no outstanding amounts under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal shall accrue at a rate equal to daily LIBOR plus 250 basis points (2.70% as of June 30, 2013) and is annually renewable at PNC Bank’s option. As of June 30, 2013, the outstanding balance of the PNC Working Capital Line was $301,000.

The PNC Term Loan was dispersed to retire our miscellaneous debt of the same amount. Interest on outstanding principal shall accrue at a rate equal to one-month LIBOR plus 275 basis points (2.95% as of June 30, 2013) and principal and interest payments shall be made over a thirty-four month period.

On and effective January 30, 2012, we entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America N.A. The Amended and Restated Loan Agreement increased our existing revolving credit facility to $1,150,000 (the “BOA Credit Facility”). The outstanding balance of $300,000 plus approximately $7,000 in accrued interest was repaid in conjunction with the PNC Working Capital Line, as described above.

We are party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. We paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018. During the six months ended June 30, 2013, the Company incurred approximately $848,000 in concession fees, which is recorded in the cost of revenue.

During the six months ended June 30, 2013, we had a net decrease in cash of $69,472. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2013, net cash provided by operating activities was $211,386. This amount included an increase in operating cash related to net income of $291,489 and additions for the following items: (i) depreciation and amortization, $224,947; (ii) deferred income taxes, $194,000; (iii) customer deposits, $14,619; and (v) stock-based compensation expense, $16,515. The increase in cash used in operating activities in 2013 was offset by the following decreases: (i) accounts receivable, trade, $381,073; (ii) accrued expenses, $63,181; (iii) accounts payable, $117,087; (v) prepaid expenses, $107,307; and (v) inventories, $9,464. For the six months ended June 30, 2012, net cash provided by operating activities was $687,659. This amount included an increase in operating cash related to net income of $313,773 and additions for the following items: (i) depreciation and amortization, $198,230; (ii) stock-based compensation expense, $16,144; (iii) accounts payable, $5,088; (iv) prepaid expense, $3,270; (iv) inventory, $2,087; and (vii) deferred income taxes, $216,000. The increase in cash used in operating activities in 2012 was offset by the following decreases: (i) accounts receivable, $23,940; (ii) deposits, $16,275; (iii) customer deposits, $8,926; and (iv) accrued expenses, $17,793.

Cash from Investing Activities

For the six months ended June 30, 2013, net cash of $321,118 was used in investing activities for the purchase of $689,379 in property and equipment net of accounts receivable insurance recovery of $315,014, offset by the repayment of notes receivable of $53,247. For the six months ended June 30, 2012, net cash used in investing activities was $33,892 and was attributable to the purchase of property and equipment of $83,549 offset by the repayment of notes receivable of $49,657.

Cash from Financing Activities

For the six months ended June 30, 2013, net cash provided by financing activities was $40,260, consisting of (i) borrowings from notes payable, $280,920; (ii) line of credit, net, $300,607; offset by (iii) the repayment of notes payable of $541,267. For the six months ended June 30, 2012, net cash used in financing activities was $302,508, consisting of the repayment of notes payable, $269,503, and the repayment of line of credit, $33,005.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

▪	our ability to maintain our lease interest in the Wilkes-Barre/Scranton International Airport

▪	our ability to secure the additional debt or equity financing, if required, to execute our business plan;

▪	our ability to identify, negotiate and complete the acquisition of targeted operators, consistent with our business plan;

▪	existing or new competitors consolidating operators ahead of us;

▪	our ability to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2012 and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. Except as required by law, we expressly disclaim any intent or obligation to update any forward-looking statements.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (principal executive and principal financial officer). *

32.1	Section 1350 Certification. *

10.1	Loan Agreement between the Company and PNC Bank. *

10.2	Forms of Security Agreements between the Company and PNC Bank. *

* Filed herewith

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Saker Aviation Services, Inc.

Date: August 12, 2013	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President and Chief Executive Officer