Form 10-Q
period 2013-09-30
Saker Aviation Services, Inc.
filed 2013-11-14
CIK 1128281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number: 000-52593

SAKER AVIATION SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0617649
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 South Street, Pier 6 East River, New York, NY	10004
(Address of principal executive offices)	(Zip Code)

(212) 776-4046
(Registrant’s telephone number, including area code)

101 Hangar Road, Avoca, PA 18641, (570) 457-3400
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
Yes ☐         No ☒

As of November 13, 2013, the registrant had 33,057,610 shares of its common stock, $0.001 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2013

Index

Page

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	1

Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012 (unaudited)	2

Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012 (unaudited)	3

Notes to Financial Statements (unaudited)	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4. CONTROLS AND PROCEDURES	13

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS	14

SIGNATURES	15

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$126,309	$250,408
Accounts receivable:
Trade	2,211,536	1,611,254
Insurance recovery	—	462,942
Inventories	304,299	301,234
Note receivable – current portion, less discount	114,208	108,384
Prepaid expenses and other current assets	880,533	641,018
Deferred income taxes	217,000	—
Total current assets	3,853,885	3,375,240

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,059,545 and $1,255,160 respectively	2,612,342	2,184,358

OTHER ASSETS
Deposits	180,184	180,184
Note receivable, less current portion and discount	105,930	192,329
Intangible assets – trade names	35,000	135,000
Goodwill	1,378,936	2,368,284
Total other assets	1,700,050	2,875,797
TOTAL ASSETS	$8,166,277	$8,435,395

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$836,354	$978,401
Lines of credit	300,000	—
Customer deposits	140,072	132,352
Accrued expenses	585,137	637,791
Notes payable – current portion	762,864	714,000
Total current liabilities	2,624,427	2,462,544

LONG-TERM LIABILITIES
Deferred income taxes	—	203,000
Notes payable - less current portion	1,781,149	960,066
Total liabilities	4,405,576	3,625,610

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 33,057,610 shares issued and outstanding as of September 30, 2013 and 33,040,422 at December 31, 2012	33,057	33,040
Additional paid-in capital	19,919,958	19,892,743
Accumulated deficit	(16,192,314)	(15,115,998)
TOTAL STOCKHOLDERS’ EQUITY	3,760,701	4,809,785
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,166,277	$8,435,395

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUE	$4,065,462	$3,715,075	$10,775,000	$9,461,973

COST OF REVENUE	2,242,026	2,032,314	5,755,799	5,133,464

GROSS PROFIT	1,823,436	1,682,761	5,019,201	4,328,509

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	1,435,146	1,267,346	3,828,975	3,366,097

OPERATING INCOME FROM CONTINUING
OPERATIONS	388,290	415,415	1,190,226	962,412

OTHER INCOME (EXPENSE)
OTHER INCOME, net	6,402	2,817	15,477	46,804
OTHER EXPENSE – HURRICANE SANDY	—	—	(111,145)	—
INTEREST INCOME	4,172	6,014	13,926	19,358
INTEREST EXPENSE	(29,789)	(38,212)	(83,312)	(112,261)
TOTAL OTHER EXPENSE	(19,215)	(29,381)	(165,054)	(46,099)

INCOME FROM CONTINUING OPERATIONS	369,075	386,034	1,025,172	916,313

DISCONTINUED OPERATIONS:
NET (LOSS) INCOME FROM DISCONTINUED OPERATIONS	(2,281,880)	37,965	(2,265,488)	113,459

(LOSS) INCOME BEFORE INCOME TAX EXPENSE	(1,912,805)	423,999	(1,240,316)	1,029,772

INCOME TAX BENEFIT (EXPENSE)
CURRENT	(69,000)	(71,000)	(256,000)	(147,000)
DEFERRED	614,000	(157,000)	420,000	(373,000)
INCOME TAX BENEFIT (EXPENSE)	545,000	(228,000)	164,000	(520,000)

NET (LOSS) INCOME	$(1,367,805)	$195,999	$(1,076,316)	$509,772

Net income per Common Share – Basic and Diluted	$(0.04)	$0.01	$(0.03)	$0.02

Weighted Average Number of Common Shares Outstanding – Basic	33,057,610	33,040,422	33,048,321	33,040,422

Weighted Average Number of Common Shares Outstanding – Diluted	34,522,562	34,278,110	34,513,273	34,278,110

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,076,316)	$509,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	355,934	297,216
Stock based compensation	27,232	27,232
Changes in operating assets and liabilities:
Accounts receivable, trade	(471,709)	(227,639)
Accounts receivable, insurance recovery	147,928	—
Inventories	217,447	40,241
Prepaid expenses and other current assets	(239,515)	(95,388)
Deposits	—	(17,109)
Deferred income taxes	(420,000)	373,150
Accounts payable	(217,743)	124,312
Customer deposits	7,720	(6,509)
Accrued expenses	(76,775)	55,637
Impaired goodwill and trade name, discontinued operations	1,938,284	—
TOTAL ADJUSTMENTS	1,268,803	571,143

NET CASH PROVIDED BY OPERATING ACTIVITIES	192,487	1,080,915

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	80,575	75,143
Purchase of property and equipment	(543,918)	(125,674)
Purchase of assets, net of liabilities	(1,338,204)	—
Accounts receivable, insurance recovery	315,014	—
NET CASH USED IN INVESTING ACTIVITIES	(1,486,533)	(50,531)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from notes payable	1,630,920	—
Repayment of notes payable	(760,973)	(513,653)
Line of credit, net	300,000	(650,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,169,947	(1,163,653)

NET CHANGE IN CASH	(124,099)	(133,269)

CASH – Beginning	250,408	451,957
CASH – Ending	$126,309	$318,688

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$83,312	$116,634
Income Taxes	$182,200	$146,796

See notes to condensed consolidated financial statements.

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions of the Securities and Exchange Commission to the Quarterly Report on Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The condensed consolidated balance sheet and statement of cash flows as of September 30, 2013 and the condensed consolidated statement of operations for the three and nine months ended September 30, 2013 and 2012 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of September 30, 2013 and its results of operations for the three and nine months ended September 30, 2013, and cash flows for the nine months ended September 30, 2013 not misleading. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity

As of September 30, 2013, the Company had cash of $126,309 and had a working capital surplus of $1,229,458. The Company generated revenue from continuing operations of $10,775,000 and income from continuing operations of $1,025,172 for the nine months ended September 30, 2013.

On May 17, 2013, the Company entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contains three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line may be dispersed, based on parameters defined in the PNC Loan Agreement, until the $2,500,000 is consumed or May 17, 2014, whichever comes first. Interest on outstanding principal shall accrue at a rate equal to one-month LIBOR plus 275 basis points (2.95% as of September 30, 2013) and principal and interest payments shall be made over a 60-month period. An unused commitment fee shall apply at the rate of 1.5% of the unused portion of the PNC Acquisition Line and shall be charged for each fiscal quarter until the $2,500,000 is consumed or May 17, 2014, whichever comes first. As of September 30, 2013, there was $1,350,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.60% as of September 30, 2013) and the PNC Working Capital Line is annually renewable at PNC Bank’s option. As of September 30, 2013, the outstanding balance of the PNC Working Capital Line was $300,000.

The PNC Term Loan was dispersed to settle miscellaneous Company debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.95% as of September 30, 2013) and principal and interest payments shall be made over a 34 month period.

On January 30, 2012, the Company entered into an amended and restated Loan Agreement (the “Amended and Restated Loan Agreement”) with Bank of America N.A. The Amended and Restated Loan Agreement increased the Company’s existing revolving credit facility to $1,150,000. The outstanding balance of $300,000 plus approximately $7,000 in accrued interest was repaid in conjunction with the PNC Working Capital Line, as described above.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018. During the nine months ended September 30, 2013, the Company incurred approximately $1,600,000 in concession fees, which is recorded in the cost of revenue.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), FBO Air Wilkes-Barre, Inc. d/b/a Saker Aviation Services (“FBOWB”), FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”), and Phoenix Rising Aviation, Inc. (“PRA”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications
Certain reclassifications were made to prior year amounts to conform those accounts to the current year’s presentation. None of the reclassifications affected the Company’s net income during any period.

Net Loss/Income Per Common Share
Net loss was $1,367,805 and $1,076,316 for the three and nine months ended September 30, 2013, respectively. Net income was $195,999 and $509,772 for the three and nine months ended September 30, 2012. As further described in Note 4 – “Discontinued Operations” losses attributable to discontinued operations were $2,281,880 and $2,265,488 for the three and nine months ended September 30, 2013, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income (loss) per share:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2013*	2012*	2013*	2012*
Weighted average common shares outstanding, basic	33,057,610	33,040,422	33,048,321	33,040,422
Common shares upon exercise of options	1,464,952	1,237,688	1,464,952	1,237,688
Weighted average common shares outstanding, diluted	34,522,562	34,278,110	34,513,273	34,278,110

* Outstanding stock options and warrants aggregating 950,000 and 1,050,000, respectively, were excluded from the compilation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock for the three and nine months ended September 30, 2013 and 2012, respectively.

Stock Based Compensation
Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the nine months ended September 30, 2013 and 2012, the Company incurred stock based compensation costs of $27,232. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2013, the unamortized fair value of the options totaled $8,250.

Option valuation models require the input of highly subjective assumptions, including the expected life of the option. In management's opinion, the use of such option valuation models does not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. Management holds this view both because the Company's employee stock options have characteristics significantly different from those of traded options and also because changes in the subjective input assumptions can materially affect the fair value estimate.

Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (“ASU 2011-08”), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company has adopted ASU 2011-08 on its condensed consolidated financial statements for 2013 and 2012.

NOTE 4 – Discontinued Operations

As filed in a Current Report on Form 8-K on August 21, 2013, and further described in NOTE 7 – “Subsequent Events” in the Company’s June 30, 2013 Quarterly Report on Form 10-Q, the Company’s attempts to secure a preliminary injunction in connection with its lease at the Wilkes-Barre/Scranton International Airport were unsuccessful. As a result, effective August 31, 2013, the Company is no longer a fixed base operator (“FBO”) at that airport and has relocated its corporate offices to New York City. The results of business activities previously conducted by the Company at the Wilkes-Barre/Scranton International Airport have been recorded in this Report as Discontinued Operations.

Components of discontinued operations are as follows:

As of September 30, 2013 and December 31, 2012, assets principally consisting of trade receivables and equipment of $335,000 and $877,000, respectively, and liabilities principally consisting of accrued expenses, of $648,000 and $428,000, respectively, were included in the consolidated balance sheets. In addition, at December 31, 2012, intangible assets of $1,938,000 were in the consolidated balance sheet.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$996,873	$1,167,706	$3,100,233	$3,431,137
Cost of revenue	866,862	836,461	2,350,109	2,452,494
Gross profit	130,011	331,245	750,124	978,643
Operating expenses	259,997	290,121	863,718	853,781
Operating (loss) income from discontinued operations	(129,986)	41,124	(113,594)	124,862
Interest expense, net	(1,503)	(2,104)	(4,326)	(4,373)
Impairment of goodwill, intangible and fixed assets	(2,080,755)	—	(2,080,755)	—
Other expense, net	(69,636)	(1,055)	(66,813)	(7,030)
Income tax expense	—	—	—	—
Net income (loss) from discontinued operations	(2,281,880)	37,965	(2,265,488)	113,459

NOTE 5 – Acquisition

On August 15, 2013, the Company purchased 100% of the stock of Phoenix Rising Aviation, Inc. (“PRA”), an aircraft maintenance, repair and overhaul firm located in Bartlesville, Oklahoma. Under the terms of the acquisition agreement, the Company paid cash of $1,350,000 in cash and up to $1,000,000 in future installment payments, the payment of which are subject to the achievement of certain performance thresholds for PRA as defined in the acquisition agreement. The closing cash payment was funded through the Company’s acquisition line of credit with PNC Bank, as described above in NOTE 2 – Liquidity.

All assets and liabilities of PRA have been recorded in the Company’s condensed consolidated balance sheet at their fair values at the date of the acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $848,936. Identifiable intangible assets included the trade name, customer relationships and non-compete agreements of $100,000, $75,000, and $150,000, respectively. Trade names have an indefinite life. Customer relationships and non-compete agreements will be amortized over their estimated life, which is approximately five years.

The following table details the allocation of the purchase price:

Fair Value
Cash	$11,796
Accounts receivable	128,573
Inventory	220,512
Equipment	240,000
Intangible assets – trade name	100,000
Intangible assets – customer relationships	75,000
Intangible assets – non-compete agreements	150,000
Goodwill	523,936
Accounts payable and accrued expenses	(99,817)
Total	$1,350,000

Included in revenues and income from continuing operations are approximately $254,000 and $38,000, respectively, from PRA for the three and nine months ended September 30, 2013.

The following table presents the unaudited Pro-forma results of the continuing operations of the Company and PRA for each of the three- and nine-month periods ending September 30, 2013 and 2012 as if PRA had been acquired at the beginning of each of the periods, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$4,493,402	$5,096,132	$12,802,422	$13,324,960
Net income	1,072,320	709,841	1,357,280	1,271,350
Basic net income per common share	$0.03	$0.02	$0.04	$0.04
Weighted Average Number of Common Shares Outstanding – Basic	33,057,610	33,040,422	33,048,321	33,040,422

The above pro-forma combined results are not necessarily indicative of the results that would have actually occurred if the PRA acquisition had been completed as of the beginning of the year 2012, nor are they necessarily indicative of future consolidated results.

NOTE 6 – Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircrafts. A summary of inventories as of September 30, 2013 and December 31, 2012 is set forth in the following table:

	September 30, 2013	December 31, 2012
Parts inventory	$228,745	$101,696
Fuel inventory	67,315	187,290
Other inventory	8,239	12,248
Total inventory	$304,299	$301,234

Included in inventories are amounts held for third parties of $40,978 and $129,214 as of September 30, 2013 and December 31, 2012, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 7 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the three and nine months ended September 30, 2013 and 2012, the Company was billed approximately $0 for legal services by Wachtel & Missry, LLP. At September 30, 2013 and December 31, 2012, the Company has recorded an obligation for approximately $250 in accounts payable related to legal services provided by Wachtel & Missry, LLP.

On August 29, 2011, the Company entered into a redemption agreement with the non-controlling interest in a subsidiary of the Company (the “Redemption Agreement”). Pursuant to the terms of the Redemption Agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement and, on a cumulative basis, an additional approximately $1,446,000 was paid through September 30, 2013. The balance is recorded as a liability at a discount rate of 7%. Continuing earn-out payments will be made on a monthly basis in an amount equal to (i) 5% of the subsidiary’s gross receipts, plus (ii) 5% of the subsidiary’s pre-tax profit.

NOTE 8 – Litigation

From time to time, the Company and/or its subsidiaries may be a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

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

The terms “we,” “us,” and “our” are used below to refer collectively to the Company and its subsidiaries through which our various businesses are actually conducted.

OVERVIEW

The Company is a Nevada corporation, and its common stock, $0.001 par value (the “common stock”), is publicly traded on the over the counter bulletin board system under the symbol “SKAS.OB”.  Through our subsidiaries, we operate in the aviation services segment of the general aviation industry, in which we serve as the operator of a heliport, a fixed base operation (“FBO”), as a provider of aircraft maintenance, repair and overhaul (“MRO”) services, and as a consultant for a seaplane base that we do not own.  FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

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

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport, as an FBO at the Garden City (Kansas) Regional Airport, as an MRO at the Bartlesville (Oklahoma) Municipal Airport, and as a consultant to the operator of a seaplane base in New York City.

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

The Bartlesville facility became part of our company as a result of our acquisition of all of the outstanding stock of Phoenix Rising Aviation, Inc. (“PRA”) on August 15, 2013.

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

Discontinued Operations

As filed in a Current Report on Form 8-K on August 21, 2013, and further described in NOTE 7 – “Subsequent Events” in our June 30, 2013 Form 10-Q, our attempts to secure a preliminary injunction in connection with our lease at the Wilkes-Barre/Scranton International Airport were unsuccessful.  As a result, effective August 31, 2013, we are no longer a fixed base operator (“FBO”) at that airport. As a result, we have relocated our corporate offices to New York City.  The results of business activities previously conducted by us at the Wilkes-Barre/Scranton International Airport have been recorded in this Quarterly Report on Form 10-Q as Discontinued Operations.

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations for the Three and Nine Months Ended September 30, 2013 and September 30, 2012.

REVENUE

Revenue increased by 9.4% to $4,065,462 for the three months ended September 30, 2013 as compared with corresponding prior-year period revenue of $3,715,075.  Revenue increased by 13.9% to $10,775,000 for the nine months ended September 30, 2013 as compared with corresponding prior-year period revenue of $9,461,973.

For the three months ended September 30, 2013, revenue associated with services and supply items increased by 15.8% to approximately $2,400,000 as compared to approximately $2,000,000 in the three months ended September 30, 2012.  The increase was driven primarily by results from our new MRO facility in Oklahoma.

For the three months ended September 30, 2013, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 2.3% to approximately $1,700,000 as compared to approximately $1,600,000 in the three months ended September 30, 2012.  The increase was largely attributable to a combination of higher volume of gallons along with higher average fuel prices as compared with the prior year.   We generally price our fuel products on a fixed dollar margin basis.  As the cost of fuel increases, the corresponding customer price increases as well.  If volume of fuel sold is constant, this methodology yields higher revenue but at comparable gross margins.

For the three months ended September 30, 2013, all other revenue decreased by 24.3% to approximately $26,000 as compared to approximately $34,000 in the three months ended September 30, 2012. The decrease was largely attributable to lower levels of miscellaneous revenue recorded in the three months ended September 30, 2013 as compared to the same period in the prior year.

For the nine months ended September 30, 2013, revenue associated with services and supply items increased by 13.6% to approximately $5,900,000 as compared to approximately $5,100,000 in the nine months ended September 30, 2012.  The increase was driven by a combination of our new MRO facility, higher levels of activity and related revenue in Heliport operations, and an increase in de-ice servicing in the nine months ended September 30, 2013 as compared to the same period in the prior year.

For the nine months ended September 30, 2013, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 14.5% to approximately $4,900,000 as compared to approximately $4,200,000 in the nine months ended September 30, 2012.  The increase was largely attributable to a combination of higher volume of gallons along with higher average fuel prices as compared with the prior year.

For the nine months ended September 30, 2013, all other revenue decreased by 6.3% to approximately $65,000 as compared to approximately $70,000 in the nine months ended September 30, 2012. The decrease was largely attributable to miscellaneous revenue recorded in the nine months ended September 30, 2012 that did not recur in the same period this year.

GROSS PROFIT

Total gross profit increased 8.4% to $1,823,436 in the three months ended September 30, 2013 as compared with the three months ended September 30, 2012.  Gross profit as a percentage of revenue decreased to 44.9% in the three months ended September 30, 2013 as compared to 45.3% in the same period in the prior year.  The decrease in gross margin was driven primarily by the reduction in all other revenue, which books at 100% gross margin.

Total gross profit increased 16.0% to $5,019,201 in the nine months ended September 30, 2013 as compared with the nine months ended September 30, 2012.  Gross profit as a percentage of revenue increased to 46.6% in the nine months ended September 30, 2013 as compared to 45.7% in the same period in the prior year.  The increase in gross margin was largely driven by increases in services and supply items as a percentage of overall revenue.  Services and supply items generally have a higher gross margin as compared to fuel and fuel-related items.

OPERATING EXPENSE

Selling, General and Administrative
Total selling, general and administrative expenses, or SG&A, were $1,435,146 in the three months ended September 30, 2013, representing an increase of approximately $168,000 or 13.2%, as compared to the same period in 2012.

SG&A associated with our FBO operations were approximately $1,300,000 in the three months ended September 30, 2013, representing an increase of approximately $142,000, or 11.8%, as compared to the three months ended September 30, 2012.  SG&A associated with our FBO operations, as a percentage of revenue, was 33.1% for the three months ended September 30, 2013, as compared with 33.1% in the corresponding prior year period.  Higher levels of fuel volume and service activity drove additional personnel requirements to maintain service levels.

Corporate SG&A was approximately $91,000 for the three months ended September 30, 2013, representing an increase of approximately $26,000 as compared with the corresponding prior year period.

  Total SG&A was $3,828,975 in the nine months ended September 30, 2013, representing an increase of approximately $463,000 or 13.8%, as compared to the same period in 2012.

SG&A associated with our FBO operations were approximately $3,600,000 in the nine months ended September 30, 2013, representing an increase of approximately $456,000, or 14.4%, as compared to the nine months ended September 30, 2012.  SG&A associated with our FBO operations, as a percentage of revenue, was 33.6% for the nine months ended September 30, 2013, as compared with 33.5% in the corresponding prior year period.  Higher levels of fuel volume and service activity drove additional personnel requirements to maintain service levels.

Corporate SG&A was approximately $204,000 for the nine months ended September 30, 2013, representing an increase of approximately $7,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income for the three and nine months ended September 30, 2013 was $388,290 and $1,190,226, respectively, as compared to $415,415 and $962,412, respectively, in the three and nine months ended September 30, 2012.  Year-over-year changes were driven by a combination of factors, as described above.

Depreciation and Amortization
Depreciation and amortization was approximately $356,000 and $297,000 for the nine months ended September 30, 2013 and 2012, respectively.

Interest Income/Expense
Interest income for the nine months ended September 30, 2013 was approximately $13,900, as compared to $19,400 in the nine months ended September 30, 2012, with the decrease largely attributable to lower rates of interest in connection with deposited amounts.  Interest expense for the nine months ended September 30, 2013 was approximately $83,000, as compared to $112,000 in the same period in 2012.

Other Expense – Hurricane Sandy
Other expenses of approximately $111,000 were recorded in connection with reconstruction efforts in the aftermath of Hurricane Sandy, as described in greater detail in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.  There were no comparable expenses in the prior year period.

Income Tax (Including Discontinued Operations)
Income tax benefit for the three and nine months ended September 30, 2013 was $545,000 and $164,000, respectively, as compared to income tax expense of $228,000 and $520,000, respectively, during the same periods in 2012.  Loss attributed to discontinued operations and accompanying adjustment to deferred income tax drove the swing on a year-over-year basis.

Net Loss/Income Per Share (Including Discontinued Operations)
Net loss was $1,076,316 for the nine months ended September 30, 2013.  Net income was $509,772 for the nine months ended September 30, 2012.  The net loss in the current nine month period is directly related to losses from discontinued operations, which amounted to $2,265,488 in the nine months ended September 30, 2013.

Basic and diluted net loss per share for the nine months ended September 30, 2013 was $0.03.  Basic and diluted net income per share for the nine months ended September 30, 2012 was $0.02.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had cash and cash equivalents of $126,309 and a working capital surplus of $1,229,458. We generated revenue from continuing operations of $10,775,000 and income from continuing operations of $1,025,172 for the nine months ended September 30, 2013.  For the nine months ended September 30, 2013, cash flows included net cash provided by operating activities of $192,487, net cash used in investing activities of $1,486,533, and net cash provided by financing activities of $1,169,947.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”).  The PNC Loan Agreement contains three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line may be dispersed, based on parameters defined in the PNC Loan Agreement, until the $2,500,000 is consumed or May 17, 2014, whichever comes first.  Interest on outstanding principal shall accrue at a rate equal to one-month LIBOR plus 275 basis points (2.95% as of September 30, 2013) and principal and interest payments shall be made over a 60-month period.  An unused commitment fee shall apply at the rate of 1.5% of the unused portion of the PNC Acquisition Line and shall be charged for each fiscal quarter until the $2,500,000 is consumed or May 17, 2014, whichever comes first.  As of September 30, 2013, there was $1,350,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes.  Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.60% as of September 30, 2013) and is annually renewable at PNC Bank’s option. As of September 30, 2013, the outstanding balance of the PNC Working Capital Line was $300,000.

The PNC Term Loan was dispersed to retire our miscellaneous debt of the same amount.  Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.95% as of September 30, 2013) and principal and interest payments shall be made over a thirty-four month period.

We are party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”).  Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. We paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018.  During the nine months ended September 30, 2013, we incurred approximately $1,600,000 in concession fees, which is recorded in the cost of revenue.

During the nine months ended September 30, 2013, we had a net decrease in cash of $124,099. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the nine months ended September 30, 2013, net cash provided by operating activities was $192,487. This amount included a decrease in operating cash related to net loss of 1,076,316 and additions for the following items: (i) depreciation and amortization, $355,934; (ii) customer deposits, $7,720; (iii) stock-based compensation expense, $27,232; (iv) inventories, $217,447; (v) accounts receivable, insurance recovery, $147,928; and (vi) impairment of goodwill, discontinued operations, $1,938,284.  The increase in cash used in operating activities in 2013 was offset by the following decreases: (i) accounts receivable, trade, $471,709; (ii) deferred income taxes, $420,000; (iii) accrued expenses, $76,775; (iv) accounts payable, $217,743; (v) prepaid expenses, $239,515; and (vi) intangible assets from acquisition, $225,000.  For the nine months ended September 30, 2012, net cash provided by operating activities was $1,080,915. This amount included an increase in operating cash related to net income of $509,772 and additions for the following items: (i) depreciation and amortization, $297,216; (ii) stock-based compensation expense, $27,232; (iii) inventories, $40,241; (iv) deferred income taxes, $373,150; (iv) accounts payable, $124,312; and (vii) accrued expenses, $55,637.  The increase in cash provided by operating activities in 2012 was offset by the following items: (i) accounts receivable, $227,639; (ii) prepaid expenses, $95,388; (iii) deposits, $17,109; (iv) and customer deposits, $6,509.

Cash from Investing Activities

For the nine months ended September 30, 2013, net cash of $1,486,533 was used in investing activities for (i) the purchase of $543,918 in property; (ii) accounts receivable, insurance recovery of $315,014; (iii) purchase of assets, net of liabilities of $1,338,204; and offset by (iv) the repayment of notes receivable of $80,575.  For the nine months ended September 30, 2012, net cash used in investing activities was $50,531 and was attributable to the purchase of property and equipment of $125,674 offset by the repayment of notes receivable of $75,143.

Cash from Financing Activities

For the nine months ended September 30, 2013, net cash provided by financing activities was $1,169,947, consisting of (i) borrowings from notes payable, $1,630,920; (ii) line of credit, net, $300,000; offset by (iii) the repayment of notes payable of $760,973.  For the nine months ended September 30, 2012, net cash used in financing activities was $1,163,653, consisting of the repayment of notes payable, $513,653, and the repayment of line of credit, $650,000.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

•    our ability to secure the additional debt or equity financing, if required, to execute our business plan;

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Chief Executive Officer (principal executive and principal financial officer). *

32.1	Section 1350 Certification. *

10.1	Stock Purchase Agreement between the Company and Phoenix Rising Aviation, Inc. *

* Filed herewith

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Saker Aviation Services, Inc.

Date: November 13, 2013	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

