Form 10-K
period 2013-12-31
Saker Aviation Services, Inc.
filed 2014-04-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

20 South Street, Pier 6 East River
New York, NY	10004
(Address of principal executive offices)	(Zip Code)

(212) 776-4046

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $0.001 par value

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

As of December 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of such business day was $2,535,088.

As of April 14, 2014, the Registrant had 33,107,610 shares of its Common Stock, par value $.001 per share, issued and outstanding.

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

The FBO segment of the general aviation industry is highly fragmented. According to the National Air Transportation Association (“NATA”), there are over 3,000 FBOs that serve customers at one or more of over 3,000 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these companies are single location operators. NATA characterizes companies with operations at three or more airports as “chains.” An operation with FBOs in at least two distinctive regions of the country is considered a “national” chain while an operation with FBOs in multiple locations within a single region is considered a “regional” chain.

We believe the general aviation market has been historically cyclical, with revenue correlated to general U.S. economic conditions. Although not truly seasonal in nature, the spring and summer months tend to generate higher levels of revenue and our operations generally follow that trend.

Discontinued Operations

As disclosed in a Current Report on Form 8-K we filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2013, and as further described in “Note 7 – Subsequent Events” in our June 30, 2013 Form 10-Q, our attempts to secure a preliminary injunction in connection with our lease at the Wilkes-Barre/Scranton International Airport were unsuccessful. As a result, effective August 31, 2013, we no longer serve as a fixed base operator (“FBO Operator”) at that airport. We have also relocated our corporate offices to New York City. The results of business activities previously conducted by us at the Wilkes-Barre/Scranton International Airport have been recorded in this Annual Report on Form 10-K as Discontinued Operations.

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

Marketing and Sales

The main goal of our marketing and sales efforts is to increase traffic at our facilities, which would then drive revenue through the incremental sale of our products and services. Our primary marketing tactic in this regard is to focus advertising efforts in the environments (web, periodical and industry publications) where the pilot and aviation-user community might be introduced to our brand name and locations. We intend to continue to invest in improvements to our sales and marketing strategies to drive revenue growth. As part of our acquisition of PRA, we now have on staff a sales and marketing manager to better coordinate our efforts and drive results.

Government Approvals

The aviation services that we provide are generally performed on municipal or other government owned real estate properties. Accordingly, at times we will need to obtain certain consents or approvals from governmental entities in conjunction with our operations. These consents and approvals are typically in the form of a lease agreement, as is the case at our Kansas facility, or a concession agreement, as is the case with our New York facility. There can be no assurance that we will obtain further consents or approvals on favorable terms or be able to renew existing consents or approvals on favorable terms, if at all.

Government Regulation

We are subject to a variety of governmental laws and regulations that apply to companies in the aviation industry. These include compliance with the Federal Aviation Administration (“FAA”) rules and regulations, and local, regional and national rules and regulations as they relate to environmental matters. We believe we are in compliance with, and intend to continue to comply with, all applicable government regulations. The adoption of new regulations could result in increased costs and have an adverse impact on our results of operations. In the event we are unable to remain compliant with applicable rules and regulations, our business may be adversely affected.

Customers

For the fiscal year ended December 31, 2013, three customers represented approximately 61.9% of our revenue. The loss of any of these three customers could represent a significant decrease in revenue that may adversely affect our business and result of operations. Additionally, four accounts represented approximately 79.1% of the balance of accounts receivable at December 31, 2013. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. We depend significantly on our business with these three customers. [Ron: Regulation S-K, Item 101(c)(vii) requires registrants to disclose its dependence on a single or a few customers for its business.

Competition

The FBO segment of the aviation services industry is competitive in both pricing and service because aircrafts in transit are able to choose from a number of FBO options within a 300-mile radius. The vast majority of FBO operators are independent, single location operators. We are the sole FBO at each of our current facilities. As such, we face no direct on-airport competition. However, we face competitive pressure on pricing and services from FBO facilities at other airports, depending on aircraft travel flexibility.

We plan to grow our business through both internal development of existing resources and facilities and through the potential acquisition of other related business. We anticipate that growing our business will provide us with greater buying power from suppliers and, therefore, result in lower costs. Lower costs would allow us to implement a more aggressive pricing policy against some competitors. We believe that the higher level of customer service offered in our facilities will allow us to draw additional aircraft traffic and thus compete successfully against other FBOs of all sizes. However, there can be no assurance that we will be able to compete successfully in the highly competitive aviation industry.

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

Employees

As of December 31, 2013, we employed 52 persons, 45 of which were employed on a full-time basis, and one of which was an executive officer. Substantially all of our personnel are employed at our operations in New York, Oklahoma and Kansas.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Such reports may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. The SEC also maintains a website (www.sec.gov) that includes our reports, proxy statements and other information. We maintain a website at www.sakeraviation.com where we make available, free of charge, documents that we file with, or furnish to, the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and any amendments to those reports. Our SEC reports can be found under “Financial Reporting” tab on our website. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A.	RISK FACTORS

The following risk factors relate to our operations:

Additional financing to expand our business.

Certain potential aviation services firms which we may seek to acquire in the future may accept shares of our common stock or other securities as payment by us for the acquisition. However, we believe that most will likely prefer cash payments, whether paid at the closing or in post-closing installment payments. There can be no assurance that our operations will generate sufficient cash flow to meet these acquisition obligations. Accordingly, we anticipate the need to seek additional equity or debt financing to meet any cash requirements for acquisitions. Any such financing will be dependent on general market conditions and the stock market’s evaluation of our performance and potential. Accordingly, we can give no assurance that we will obtain such equity or debt financing and, even if we do, that the terms would be satisfactory to us.

We could be adversely affected by increases in fuel prices.

Our operations could be significantly affected by the availability and price of jet fuel. A significant increase in the price of jet fuel would most likely have a material impact on our ability to achieve and maintain profitability unless we are able to pass on such costs to our customers. Due to the competitive nature of the industry, our ability to pass on increased fuel prices by increasing our rates is uncertain. Likewise, any potential benefit of lower fuel prices may be offset by increased competition and lower revenue, in general. While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are new outbreaks of hostility or other conflicts in oil producing areas or elsewhere, there could be a reduction in the availability of jet fuel or significant increases in costs to our business, as well as to the entire aviation industry, which in turn would adversely affect our business and results of operations.

We could be adversely affected by the loss of certain key customers or the inability of such key customers to pay amounts due to us.

For the fiscal year ended December 31, 2013, three customers represented approximately 61.9% of our revenue. The loss of any of these three customers could represent a significant decrease in revenue that may adversely affect our business and result of operations. Additionally, four accounts represented approximately 79.1% of the balance of accounts receivable at December 31, 2013. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability.

The continued threat of terrorist actions may result in less demand for private aviation and, as a result, our revenue may be adversely affected and we may not be able to continue successful operations.

Terrorist actions involving public and private aircraft may have a significant adverse impact on us. As a result of these actions, individuals and corporate customers may cease using private aircraft as a means of transportation or reduce their use of such aircraft, or we could become subject to burdensome regulations that would have an adverse effect on our results of operations. In either event, we would be unable to maintain sales and may be unable to continue our operations on a successful basis.

The FBO segment of the aviation services industry in which we operate is fiercely competitive.

We compete with national, regional, and local FBO operators. Many of our competitors have been in business longer than we have and have greater financial resources available to them. Having greater financial resources will make it easier for these competitors to absorb an increase in fuel prices and other expenses. In addition, these competitors might seek acquisitions in regions and markets competitive to us, which could have an adverse effect on our business and results of operations. Accordingly, we can give no assurance that we will be able to successfully compete in our industry.

Our business as an FBO is subject to extensive governmental regulation.

FBOs are subject to extensive regulatory requirements that could result in significant costs. For example, the FAA, from time to time, issues directives and other regulations relating to the management, maintenance and operation of facilities. Compliance with those requirements may cause us to incur significant expenditures. The proposal and enactment of additional laws and regulations, as well as any charges that we have not complied with any such laws and regulations, could significantly increase the cost of our operations and reduce overall revenue. We cannot provide assurance that compliance with existing laws and regulations or that laws or regulations enacted in the future will not adversely affect our business and results of operations.

We must maintain and add key management and other personnel.

Our future success is heavily dependent on the performance of our managers. Our growth and future success depends, in large part, on the continued contributions of management and our ability to retain management. Our growth and future success also depends on other key individuals, as well as our ability to motivate and retain these personnel or hire other persons. Although we believe we will be able to retain and hire qualified personnel, we can give no assurance that we will be successful in retaining and recruiting such personnel in sufficient numbers to increase revenue, maintain profitability or successfully implement our growth strategy. If we lose the services of management or any of our key personnel or are not able to retain or hire qualified personnel, our business could be adversely affected.

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

As of April 14, 2014, there were 33,107,610 shares of our common stock outstanding. If all of our outstanding common stock purchase warrants and options were exercised, there would be 38,157,610 shares outstanding, an increase of 15.3%. Any further issuances due to additional equity financings, the granting of additional options or the anti-dilution provisions in our warrants could further dilute our existing stockholders, which could cause the value of our common stock to decline.

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

We cannot provide any assurance that our common stock will continue to be eligible to trade on the OTCQB Marketplace (“OTCQB”). Should our common stock cease to trade on the OTCQB and fail to qualify for listing on a stock exchange (including Nasdaq), our common stock would only trade in the “pink sheets.” Such trading market generally provides an even less liquid market than the OTCQB. In such event, stockholders may find it more difficult to trade their shares of our common stock or to obtain accurate and current information concerning market prices for our common stock.

Our management team currently has influential voting power.

As of April 14, 2014, our executive officer, directors and their family members and associates, collectively, are entitled to vote 7,706,733 shares, or 23.2%, of the 33,107,610 shares of our outstanding shares of common stock. Accordingly, and, because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our Board of Directors, which is currently comprised of three independent directors, a director who is a managing partner of a law firm which provides legal services to us, and one executive officer/director.

ITEM 1B.             UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.              PROPERTIES

As of April 14, 2014, we lease office space at the following locations:

Location	Purpose	Space	Annual Rental	Expiration

2117 S. Air Service Road Garden City, Kansas	Kansas FBO location	17,640 square feet	$26,244	December 31, 2030

406 NW Wiley Post Rd Bartlesville, Oklahoma	Oklahoma MRO location	33,302 square feet	$61,680	April 31, 2022

600 Hayden Circle Allentown, Pennsylvania	Pennsylvania Office location	360 square feet	$6,000	Month-to- Month

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

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2012	$0.110	$0.070

June 30, 2012	$0.083	$0.050

September 30, 2012	$0.069	$0.050

December 31, 2012	$0.098	$0.058

March 31, 2013	$0.100	$0.067

June 30, 2013	$0.112	$0.078

September 30, 2013	$0.100	$0.030

December 31, 2013	$0.095	$0.050

Holders

As of April 14, 2014, there were approximately 590 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

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

Forward-looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. These statements may include projections of revenue, provisions for doubtful accounts, income or loss, capital expenditures, repayment of debt, other financial items, statements regarding our plans and objectives for future operations, acquisitions, divestitures and other transactions, statements of future economic performance, statements of the assumptions underlying or relating to any of the foregoing statements and statements other than statements of historical fact.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by such forward-looking statements. We therefore caution you against relying on any of these forward-looking statements because they are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include our services and pricing, general economic conditions, our ability to raise additional capital, our ability to obtain the various approvals and permits for the acquisition and operation of FBOs and the other risk factors contained in Item 1A of this report.

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

Overview

Our long-term strategy is to increase our sales through growth within our aviation services operations. To do so, we may expand our geographic reach and product offering through strategic acquisitions and improved market penetration within the markets we serve. We expect that any future acquisitions or product offerings would be to complement and/or augment our current aviation services operations.

If we are able to grow our business as planned, we anticipate that our larger size would provide us with greater buying power from suppliers, resulting in lower costs. We expect that lower costs would allow for a more aggressive pricing policy against some competition. More importantly, we believe that the higher level of customer service offered in our facilities will allow us to draw additional aircraft to our facilities and thus allow us to compete against other FBOs of varying sizes.

Summary Financial Information

The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this report.

Consolidated Statement of Operations Data:	Year Ended December 31, 2013	Year Ended December 31, 2012
(in thousands, except for share and per share data)
Revenue from Continuing Operations	$14,762	$12,462
Income from Continuing Operations, before income tax expense	$828	$1,004
Income tax (expense)	$(463)	$(582)
Income from Continuing Operations, net of income taxes	$365	$422
Discontinued operations, net of income taxes	$(2,188)	$128
Net (loss)/income	$(1,823)	$550
Net income per share – basic	$(0.06)	$0.02
Net income per share – diluted	$(0.06)	$0.02
Weighted average number of shares – basic	33,050,688	33,040,422
Weighted average number of shares – diluted	33,050,688	34,373,753

Balance Sheet Data: (in thousands)	December 31, 2013	December 31, 2012
Working capital surplus	$303	$913
Total assets	$7,369	$8,435
Total liabilities	$4.349	$3,625
Stockholders’ equity	$3,020	$4,810
Total liabilities and Stockholders’ equity	$7,369	$8,435

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations

As disclosed in a Current Report on Form 8-K we filed with the SEC on August 21, 2013, and as further described in “Subsequent Events” in our June 30, 2013 Form 10-Q, our attempts to secure a preliminary injunction in connection with our lease at the Wilkes-Barre/Scranton International Airport were unsuccessful. As a result, effective August 31, 2013, we are no longer a fixed base operator (“FBO”) at that airport and have relocated our corporate offices to New York City. The results of business activities previously conducted by us at the Wilkes-Barre/Scranton International Airport have been recorded in this Annual Report on Form 10-K as Discontinued Operations.

Comparison of Continuing Operations for the Years Ended December 31, 2013 and December 31, 2012.

REVENUE

Revenue from continuing operations increased by 18.5 percent to $14,761,991 for the twelve months ended December 31, 2013 as compared with corresponding prior-year period revenue of $12,462,088.

For the twelve months ended December 31, 2013, revenue from continuing operations associated with services and supply items increased by 20.0 percent to approximately $8,100,000 as compared to approximately $6,800,000 in the twelve months ended December 31, 2012. The increase was driven by higher levels of activity and related revenue in Heliport operations, the introduction of revenue from our MRO in Oklahoma, and increased revenues from the introduction of aircraft deicing services in our Kansas facility.

For the twelve months ended December 31, 2013, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items increased by 16.3 percent to approximately $6,500,000 as compared to approximately $5,600,000 in the twelve months ended December 31, 2012. The increase was related to a combination of higher volume of gallons along with higher average fuel prices as compared with the prior year. We generally price our fuel products on a fixed dollar margin basis. As the cost of fuel increases, the corresponding customer price increases as well. If volume is constant, this methodology yields higher revenue but at comparable gross margins.

For the twelve months ended December 31, 2013, all other revenue increased by 26.7 percent to approximately $151,000 as compared to approximately $119,000 in the twelve months ended December 31, 2012.

GROSS PROFIT

Total gross profit increased 17.5 percent to $6,651,091 in the twelve months ended December 31, 2013 as compared to $5,659,279 in the twelve months ended December 31, 2012. Gross profit as a percent of revenue decreased to 45.0 percent in the twelve months ended December 31, 2013 as compared to 45.4 percent in the same period in the prior year. The decrease in gross margin is related to a higher fuel costs translating to higher average revenue per gallon, as described above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative, or SG&A, expenses were $5,605,094 in the twelve months ended December 31, 2013, an increase of approximately $1,030,000 or 22.5 percent, as compared to the same period in 2012.

SG&A associated with our FBO operations were approximately $5,000,000 in the twelve months ended December 31, 2013, an increase of approximately $842,000, or 20.0 percent, as compared to the twelve months ended December 31, 2012. SG&A associated with our FBO operations, as a percentage of revenue, was 34.2 percent for the twelve months ended December 31, 2013, as compared with 33.7 percent in the corresponding prior year period.

Corporate SG&A was approximately $559,000 for the twelve months ended December 31, 2013, representing an increase of approximately $188,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income from continuing operations for the year ended December 31, 2013 was $1,045,997 as compared to $1,084,246 in the year ended December 31, 2012. Improvements on a year-over-year basis were driven by a combination of higher levels of revenue leading to increased gross profit combined with controlled increases in operating expense, as all are described above.

Depreciation and Amortization

Depreciation and amortization was approximately $488,000 and $398,000 for the twelve months ended December 31, 2013 and 2012, respectively. The increase in 2013 was largely attributed to the depreciation recorded in connection with the capital improvement program at the Heliport.

Interest Income/Expense

Interest income for the year ended December 31, 2013 was $17,617, as compared to $24,923 in year ended December 31, 2012, with the decrease largely attributable to smaller bank deposits in 2013. Interest expense for the year ended December 31, 2013 was $121,476, as compared to $148,931 in the same period in 2012, with the decrease largely attributable to accrued interest associated with the Redemption Agreement, as further described in notes to the financial statements included in Item 8 of this Report under the heading “Related Parties.”

Other Expense – Hurricane Sandy

Other expenses of approximately $111,000 were recorded in connection with reconstruction efforts in the aftermath of Hurricane Sandy, as described in greater detail in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no comparable expenses in the prior year period.

Income Tax

Income tax expense for the twelve months ended December 31, 2013 was $463,000, as compared to $582,000 in the same period in 2012. Included in these amounts are paid actual or estimated federal, state and local income taxes along with a charge for deferred income tax at our estimated blended effective tax rate of 39 percent. Paid actual or estimated tax expenses were $526,000 and deferred income tax benefits were $63,000 for the twelve months ended December 31, 2013. Paid actual or estimated tax expenses were $175,000 and deferred tax expenses were $407,000 for the twelve months ended December 31, 2012.

Net (Loss) Income Per Share

Net loss for the twelve months ended December 31, 2013 was $1,823,092 as compared to net income of $549,511 in the twelve months ended December 31, 2012. The swing was related to the loss associated with discontinued operations in 2013.

Basic and diluted net loss per share for the twelve months ended December 31, 2013 was $0.06. Basic and diluted net income per share for the twelve months ended December 31, 2012 was $0.02.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $146,405 and a working capital surplus of $302,700. We generated revenue from continuing operations of $14,761,991 and income from continuing operations of $364,505 for the twelve months ended December 31, 2013. For the twelve months ended December 31, 2013, cash flows included net cash provided by operating activities of $591,928, net cash used in investing activities of $1,674,184, and net cash provided by financing activities of $978,253.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contains three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line may be dispersed, based on parameters defined in the PNC Loan Agreement, until the $2,500,000 is consumed or May 17, 2014, whichever comes first. Interest on outstanding principal shall accrue at a rate equal to one-month LIBOR plus 275 basis points (2.95% as of December 31, 2013) and principal and interest payments shall be made over a 60-month period. An unused commitment fee shall apply at the rate of 1.5% of the unused portion of the PNC Acquisition Line and shall be charged for each fiscal quarter until the $2,500,000 is consumed or by May 17, 2014, whichever comes first. As of December 31, 2013, there was $1,350,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.60% as of December 31, 2013) and is annually renewable at PNC Bank’s option. As of December 31, 2013, the outstanding balance of the PNC Working Capital Line was $375,000.

The PNC Term Loan was utilized to retire our previously outstanding miscellaneous debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.95% as of December 31, 2013) and principal and interest payments shall be made over a thirty-four month period.

We are party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. We paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018. During the twelve months ended December 31, 2013 and 2012, we incurred approximately $2,300,000 and $2,040,000, respectively, in concession fees, which is recorded in the cost of revenue.

Our anticipated capital expenditures in 2014 are approximately $50,000 - $100,000.

During the twelve months ended December 31, 2013, we had a net decrease in cash of $104,003. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2013, net cash provided by operating activities was $591,928. This amount included a decrease in operating cash related to net loss of $1,823,092 and additions for the following items: (i) depreciation and amortization, $487,764; (ii) stock-based compensation expense, $33,064; (iii) accounts receivable, insurance recovery, $147,928; (iv); loss on disposal of property and equipment, $251,132; (v) accounts receivable, trade, $113,188; (vi) inventories, $156,789; and (vii) impaired goodwill and trade name, discontinued operations, $1,938,284. The increase in cash used by operating activities in 2013 was offset by the following items: (i) prepaid expenses, $358,461; (iii) deferred income taxes, $63,000; (iv) accounts payable, $184,129; and (v) accrued expenses, $106,735; and (vi) customer deposits, $804. For the year ended December 31, 2012, net cash provided by operating activities was $1,329,933. This amount included an increase in operating cash related to net income of $549,511 and additions for the following items: (i) depreciation and amortization, $397,702; (ii) stock-based compensation expense, $42,609; (iii) accrued expenses, $251,919; (iv) deferred income taxes, $407,000; (iv) accounts payable, $196,726; and (v) deposits, $1,075. The increase in cash provided by operating activities in 2012 was offset by the following items: (i) accounts receivable, $226,509; (ii) inventory, $16,063; (iii) prepaid expenses, $267,633; and (iii) customer deposits, $6,404.

Cash from Investing Activities

For the year ended December 31, 2013, net cash used in investing activities was $1,674,184, consisting of: (i) payment of note receivable, $108,384; and (ii) accounts receivable, insurance recovery, $315,014; offset by (iii) purchase of property and equipment, $759,378; and (iv) purchase of assets, net of liabilities, $1,338,204. For the year ended December 31, 2012, net cash used in investing activities was $256,800 and was attributable to the purchase of property and equipment that cost $357,876, offset by the payment of notes receivable of $101,076.

Cash from Financing Activities

For the year ended December 31, 2013, net cash provided by financing activities was $978,253, consisting of; i) borrowings from notes payable, $1,644,495; (ii) line of credit, net, $375,000; and (iii) issuance of common stock, $17; offset by (iv) payment of notes payable, $1,041,259. For the year ended December 31, 2012, net cash used in financing activities was $1,274,682, consisting of; i) repayment of notes payable of $689,708; and ii) the repayment of the line of credit, $650,000; offset by the proceeds from notes payable, $65,026.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable, Trade

  We extend credit to large and mid-size companies for products and services. We have concentrations of credit risk in that 79.1% of the balance of our accounts receivable at December 31, 2013 is made up of only four customers. At December 31, 2013, accounts receivable from our four largest accounts amounted to approximately $349,000 (21.1%), $349,000 (21.1%), $308,000 (18.7%), and $300,000 (18.1%), respectively. We have in place a security deposit in connection with each of these four receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. We assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. We performed an analysis of its goodwill and intangible assets at December 31, 2013 and 2012 and determined that, except with respect to discontinued operations, no impairment charge was necessary at either such date. Management has communicated this with the Audit Committee.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2010.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	17

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2013 and 2012	18

Consolidated Statements of Operations For the Years Ended December 31, 2013 and 2012	19

Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2013 and 2012	20

Consolidated Statements of Cash Flows For the Years Ended December 31, 2013 and 2012	21

Notes to Consolidated Financial Statements	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Saker Aviation Services, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kronick Kalada Berdy & Co.

Kingston, PA
April 14, 2014

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Cash	$146,405	$250,408
Accounts receivable:
Trade	1,626,639	1,611,254
Insurance recovery	—	462,942
Inventories	338,513	301,234
Note receivable – current portion, less discount	116,219	108,384
Prepaid expenses and other current assets	999,479	641,018
Total current assets	3,227,255	3,375,240

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,249,362 and $1,255,160 respectively	2,444,840	2,184,358

OTHER ASSETS
Deposits	180,184	180,184
Note receivable, less current portion and discount	76,110	192,329
Intangible assets	360,000	135,000
Goodwill	1,080,380	2,368,284
Total other assets	1,696,674	2,875,797
TOTAL ASSETS	$7,368,779	$8,435,395

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$869,968	$978,401
Line of credit	375,000	—
Customer deposits	131,548	132,352
Accrued expenses	555,177	637,791
Notes payable – current portion	992,862	714,000
Total current liabilities	2,924,555	2,462,544

LONG-TERM LIABILITIES
Notes payable - less current portion	1,284,440	960,066
Deferred income taxes	140,000	203,000
Total liabilities	4,348,995	3,625,610

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 33,057,610 and 33,040,422 shares issued and outstanding in 2013 and 2012, respectively	33,057	33,040
Additional paid-in capital	19,925,807	19,892,743
Accumulated deficit	(16,939,090)	(15,115,998)
TOTAL STOCKHOLDERS’ EQUITY	3,019,774	4,809,785
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,368,779	$8,435,395

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012

REVENUE	$14,761,991	$12,462,088

COST OF REVENUE	8,110,901	6,802,809

GROSS PROFIT	6,651,091	5,659,279

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,605,094	4,575,033

OPERATING INCOME FROM CONTINUING OPERATIONS	1,045,997	1,084,246

OTHER INCOME (EXPENSE):
OTHER (EXPENSE) INCOME, net	(3,488)	43,654
OTHER EXPENSE – HURRICANE SANDY	(111,145)	—
INTEREST INCOME	17,617	24,923
INTEREST EXPENSE	(121,476)	(148,931)

TOTAL OTHER EXPENSE, net	(218,492)	(80,353)

INCOME FROM CONTINUING OPERATIONS, before income taxes	827,505	1,003,892

INCOME TAX EXPENSE
CURRENT	(526,000)	(175,000)
DEFERRED	63,000	(407,000)

INCOME TAX EXPENSE	(463,000)	(582,000)

INCOME FROM CONTINUING OPERATIONS	364,505	421,892

DISCONTINUED OPERATIONS, net of income taxes	(2,187,597)	127,619

NET (LOSS) INCOME	$(1,823,092)	$549,511

Basic Net (Loss) Income Per Common Share	$(0.06)	$0.02

Diluted Net (Loss) Income Per Common Share	$(0.06)	$0.02

Weighted Average Number of Common Shares – Basic	33,050,688	33,040,422

Weighted Average Number of Common Shares – Diluted	33,050,688	34,373,753

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2013 and 2012

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE – January 1, 2012	33,040,422	$33,040	$19,850,134	$(15,665,509)	$4,217,665

Amortization of stock based compensation			42,609		42,609

Net income				549,511	549,511

BALANCE – December 31, 2012	33,040,422	33,040	19,892,743	(15,115,998)	4,809,785

Issuance of common stock	17,188	17			17

Amortization of stock based compensation			33,064		33,064

Net loss				(1,823,092)	(1,823,092)

BALANCE – December 31, 2013	33,057,610	$33,057	$19,925,807	$(16,939,090)	$3,019,774

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,823,092)	$549,511
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	487,764	397,702
Loss on disposal property and equipment	251,132	—
Stock based compensation	33,064	42,609
Impaired goodwill and trade name, discontinued operations	1,938,284	—
Changes in operating assets and liabilities, net of effects from purchase of PRA:
Accounts receivable, trade	113,188	(226,509)
Accounts receivable, insurance recovery	147,928	—
Inventories	156,789	(16,063)
Prepaid expenses and other current assets	(358,461)	(267,633)
Deposits	—	1,075
Deferred income taxes	(63,000)	407,000
Accounts payable	(184,129)	196,726
Customer deposits	(804)	(6,404)
Accrued expenses	(106,735)	251,919
TOTAL ADJUSTMENTS	2,415,020	780,422

NET CASH PROVIDED BY OPERATING ACTIVITIES	591,928	1,329,933

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	108,384	101,076
Purchase of property and equipment	(759,378)	(357,876)
Purchase of assets, net of liabilities of PRA acquisition	(1,338,204)	—
Accounts receivable, insurance recovery	315,014	—
NET CASH USED IN INVESTING ACTIVITIES	(1,674,184)	(256,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from notes payable	1,644,495	65,026
Issuance of common stock	17	—
Line of credit, net	375,000	(650,000)
Repayment of notes payable	(1,041,259)	(689,708)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	978,253	(1,274,682)

NET CHANGE IN CASH	(104,003)	(201,549)

CASH – Beginning	250,408	451,957
CASH – Ending	$146,405	$250,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$121,476	$148,931
Income taxes	$248,666	$180,395

SUPPLEMENTAL DISCLOSURE OF NON-CASH FLOW INFORMATION:
Increase in accounts receivable from insurance claims and decrease in Property and equipment due to losses as a result of a flood (Hurricane Sandy)	$—	$315,014

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 1 - Nature of Operations

Saker Aviation Services, Inc. (“Saker”), through its subsidiaries (collectively the “Company”), operates in the aviation services segment of the general aviation industry, in which it serves as the operator of a heliport, a fixed base operation (“FBO”), as a provider of aircraft maintenance, repair and overhaul (“MRO”) services, and as a consultant for a non-owned seaplane base. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), a wholly-owned subsidiary, operates the Downtown Manhattan Heliport via a concession agreement executed by the Company with the City of New York. FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”), a wholly-owned subsidiary provides FBO services in Garden City, Kansas. Phoenix Rising Aviation, Inc. (“PRA”), a wholly-owned subsidiary provides MRO services in Bartlesville, Oklahoma. FBO Air Wilkes-Barre, Inc. d/b/a Saker Aviation Services (“FBOWB”), a wholly-owned subsidiary, previously provided FBO services in Avoca, Pennsylvania – see Discontinued Operations below.

NOTE 2 – Management’s Liquidity Plans

As of December 31, 2013, the Company had cash of $146,405 and had a working capital surplus of $302,700. The Company generated revenue from continuing operations of $14,761,991 and income from continuing operations of $364,505 for the twelve months ended December 31, 2013.

On May 17, 2013, the Company entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contains three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”). Substantially all assets of the Company are pledged as collateral under the PNC Loan Agreement.

Proceeds of the PNC Acquisition Line may be dispersed, based on parameters defined in the PNC Loan Agreement, until the $2,500,000 is consumed or May 17, 2014, whichever comes first. Interest on outstanding principal shall accrue at a rate equal to one-month LIBOR plus 275 basis points (2.95% as of December 31, 2013) and principal and interest payments shall be made over a 60-month period. An unused commitment fee shall apply at the rate of 1.5% of the unused portion of the PNC Acquisition Line and shall be charged for each fiscal quarter until the $2,500,000 is consumed or May 17, 2014, whichever comes first. As of December 31, 2013, there was $1,350,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.60% as of December 31, 2013) and the PNC Working Capital Line is annually renewable at PNC Bank’s option. As of December 31, 2013, the outstanding balance of the PNC Working Capital Line was $375,000.

The PNC Term Loan was dispersed to settle miscellaneous Company debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.95% as of December 31, 2013) and principal and interest payments shall be made over a 34 month period. At December 31, 2013, $224,736 was outstanding.

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

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018. During the twelve months ended December 31, 2013 and 2012, the Company incurred approximately $2,300,000 and $2,040,000 in concession fees, respectively, which is recorded in the cost of revenue.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 3 – Discontinued Operations

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2013, and further described in NOTE 7 – “Subsequent Events” in the Company’s June 30, 2013 Quarterly Report on Form 10-Q, the Company’s attempts to secure a preliminary injunction in connection with its lease at the Wilkes-Barre/Scranton International Airport were unsuccessful. As a result, effective August 31, 2013, the Company no longer serves as a fixed base operator (“FBO Operator”) at that airport. The results of business activities previously conducted by the Company at the Wilkes-Barre/Scranton International Airport have been recorded in this Annual Report on Form 10-K as Discontinued Operations.

Components of discontinued operations are as follows:

As of December 31, 2013 and 2012, assets principally consisting of trade receivables and equipment of $160,000 and $848,800, respectively, and liabilities principally consisting of accrued expenses, of $28,000 and $300,000, respectively, were included in the consolidated balance sheets. In addition, at December 31, 2012, intangible assets of $1,938,000 were in the consolidated balance sheet.

	For the Twelve Months Ended December 31,
	2013	2012

Revenue	$3,127,502	$4,465,984
Cost of revenue	2,366,824	3,186,857
Gross profit	760,678	1,279,127
Operating expenses	978,495	1,124,854
Operating (loss) income from discontinued operations	(217,817)	154,273
Interest expense, net	(4,440)	(5,888)
Impairment of goodwill, intangible and fixed assets	(2,101,696)	—
Other expense, net	(59,644)	(8,766)
Income tax benefit (expense)	196,000	(12,000)
Net (loss) income from discontinued operations	$(2,187,597)	$127,619
Basic net (loss) income per common share	$(0.07)	$0.00
Weighted average number of common shares outstanding, basic	33,050,688	33,040,422

NOTE 4 – Acquisition

On August 15, 2013, the Company purchased 100% of the stock of Phoenix Rising Aviation, Inc. (“PRA”), an aircraft maintenance, repair and overhaul firm located in Bartlesville, Oklahoma. Under the terms of the acquisition agreement, the Company paid $1,350,000 in cash and up to $1,000,000 in future installment payments, the payment of which are subject to the achievement of certain performance thresholds for PRA as defined in the acquisition agreement. The closing cash payment was funded through the Company’s acquisition line of credit with PNC Bank, as described above in Note 2 – “Liquidity.”

The following table details the allocation of the purchase price:

Fair Value
Cash	$11,796
Accounts receivable	128,573
Inventory	194,068
Equipment	240,000
Intangible assets – trade name	100,000
Intangible assets – customer relationships	75,000
Intangible assets – non-compete agreements	150,000
Goodwill	550,380
Accounts payable and accrued expenses	(99,817)
Total	$1,350,000

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table presents the unaudited Pro-forma results of the continuing operations of the Company and PRA for each of the twelve month periods ending December 31, 2013 and 2012 as if PRA had been acquired at the beginning of each of the periods, respectively:

	For the Twelve Months Ended December 31,
	2013	2012

Revenue	$16,535,144	$16,633,463
Net income	653,358	465,653
Basic net income per common share	$0.02	$0.01

Weighted Average Number of Common Shares Outstanding – Basic	33,050,688	33,040,422

The above pro-forma combined results are not necessarily indicative of the results that would have actually occurred if the PRA acquisition had been completed as of the beginning of the year 2012, nor are they necessarily indicative of future consolidated results. For the twelve months ended December 31, 2013, revenue and net loss of $504,000 and $227,000 are included in the consolidated statements of operations.

NOTE 5 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FirstFlight Heliports, LLC (“FFH”), our FBO at Garden City (Kansas) Regional Airport (“FBOGC”), Phoenix Rising Aviation, Inc. (“PRA”), and our former FBO at Wilkes-Barre. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable, Trade and Revenue Concentration

The Company extends credit to companies for products and services. The Company has concentrations of credit risk because 79.1% of the balance of accounts receivable, trade at December 31, 2013 was incurred by only four customers. At December 31, 2013, accounts receivable from the Company’s four largest accounts amounted to approximately $349,000 (21.1%), $349,000 (21.1%), $308,000 (18.7%), and $300,000 (18.1%), respectively. In addition, three customers represented approximately $9,100,000 (61.9%) of revenue in 2013. At December 31, 2012, accounts receivable from the Company’s four largest accounts amounted to approximately $353,000 (22.1%), $293,000 (18.3%), $269,000 (16.8%), and $232,000 (14.5%), respectively. In addition, two customers represented approximately $5,907,000 (47.4%) of revenue in 2012. The Company has in place a security deposit in connection with each of these four receivables but its receivables are otherwise not collateralized. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2013 and 2012, the Company has recorded an allowance for doubtful accounts of $0.

Inventories

Inventories consist primarily of maintenance parts and aviation fuel and are stated at the lower of cost or market determined by the first-in, first out method.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives as set forth in footnote 7. Amortization of leasehold improvements is provided using the straight-line method over the shorter of their estimated useful life or lease term, including renewal option periods expected to be exercised. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. The Company assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. The Company performed an analysis of its goodwill and intangible assets at December 31, 2013 and 2012 and determined that, except with respect to discontinued operations, no impairment charge was necessary at either such date.

Revenue Recognition

Revenue for the sales of products is recognized at the time products are delivered to customers. Revenue for services is recognized at the time the services are performed and provided to customers.

Reclassifications

Certain reclassifications were made to prior year amounts to conform to the current year presentation. None of the reclassifications affected the Company’s net (loss) income in any period.

Customer Deposits

Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2013 and 2012 was approximately $64,700 and $30,300, respectively.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2010.

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

Net Income (Loss) Per Common Share

Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices are greater than the average market price of the common stock during the period or when their inclusion would be antidilutive.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Year Ended December 31,
	2013(1)	2012(2)
Weighted average common shares outstanding, basic	33,050,688	33,040,422
Common shares upon exercise of options or warrants	—	1,333,331
Weighted average common shares outstanding, diluted	33,050,688	34,373,753

(1)	Common shares of 1,247,121 underlying outstanding stock options and warrants for the year ended December 31, 2013 were excluded from the computation of diluted earnings per share as their inclusion would be antidilutive.
(2)	Common shares of 1,350,000 underlying outstanding stock options and warrants for the year ended December 31, 2013 and 2012, respectively, were excluded from the computation of diluted earnings per share as their exercise prices were greater than the average market price of the common stock during the period.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the years ended December 31, 2013 and 2012, the Company incurred stock based compensation of $33,064 and $42,609, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2013, the unamortized fair value of the options totaled $23,100 and the weighted average remaining amortization period of the options approximated 5.0 years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2013 and 2012 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2013	2012
Dividend yield	0%	0%
Expected volatility	670%	603%
Risk-free interest rate	1.8%	0.83%
Expected lives	5.0 years	4.64 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2013 and 2012, was $0.066 and $0.06, respectively.

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in the year ending December 31, 2013 and earlier adoption is permitted. The Company has adopted ASU 2011-08 on its consolidated financial statements for the years ended December 31, 2012 and 2013.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 6 – Inventories

Inventory consists primarily of maintenance parts and aviation fuel, which the Company dispenses to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	December 31,
	2013	2012
Parts inventory	$204,899	$101,696
Fuel inventory	116,938	187,290
Other inventory	16,676	12,248
Total inventory	$338,513	$301,234

Included in fuel inventory are amounts held for third parties of $11,666 and $129,214 as of December 31, 2013 and 2012, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 7 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2013	2012	Useful Life
Aircraft	$114,477	$133,163	7 – 12 years
Vehicles	374,202	313,932	5 – 10 years
Office furniture and equipment	293,535	230,426	3 – 7 years
Tools and shop equipment	206,362	371,736	3 – 10 years
Leasehold improvements	2,505,626	2,190,261	10 – 20 years
Building/fuel farm	200,000	200,000	7 – 17 years
Total	3,694,202	3,439,518
Less: accumulated depreciation and amortization	(1,249,362)	(1,255,160)
Property and equipment, net	$2,444,840	$2,184,358

Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was approximately $488,000 and $398,000, respectively.

NOTE 8 – Intangible Assets

As of December 31, 2013, intangible assets not subject to amortization consist of trade names related to the acquisition of PRA and a charter certificate in Pennsylvania.

NOTE 9 – Line of Credit

The Company has a working capital line aggregating $1,150,000, which is secured by substantially all assets of the Company. The line, which bears interest at a rate equal to daily LIBOR plus 250 basis points, is renewable annually. At December 31, 2013, $375,000 was outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 10 – Notes Payable

Notes payable consist of:	December 31,
	2013	2012
PNC Bank Acquisition Line of Credit converts to Promissory Note on May 17, 2014 – secured by assets of acquisition. One month LIBOR plus 275 bps, matures May 17, 2019.	$1,350,000	$—
PNC Bank Term Loan – secured by equipment. One month LIBOR plus 275 bps, matures March 17, 2016. Refinanced Bank of America Equipment Line of Credit and Bank of America Promissory Note.	224,736	—
Bank of America Equipment Line of Credit converted to a Promissory Note. Paid in full.	—	102,877
Bank of America Promissory Note. Paid in full.	—	211,690
Non-controlling interest earn-out – unsecured, paid on performance of subsidiary: 5% of gross receipts and 5% of pre-tax income, imputed interest of 7% until paid in full. Management believes this liability will be fully paid in 2014 based upon current Heliport operations.	646,329	1,280,369
Avfuel Promissory Note – secured by a fuel farm of FBOGC, interest at prime plus 350 basis points (6.75% at December 31, 2013), matures December 2015.	21,667	41,667
Other	34,570	37,463
Subtotal	2,277,302	1,674,066
Less: current portion	(992,862)	(714,000)
Total – long term	$1,284,440	$960,066

Aggregate annual maturities of debt are as follows:

For the years ended December 31,	Total
2014	$992,862
2015	372,454
2016	304,486
2017	270,000
2018	270,000
2019	67,500
TOTAL	$2,277,302

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 11 – Income Taxes

The Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
Deferred tax assets:	2013	2012
Stock based compensation	$39,000	$29,000
Deferred start-up costs	46,000	53,000
Accrued expenses	0	1,000
Total deferred tax assets	85,000	83,000

Deferred tax liabilities:
Goodwill	0	(34,000)
Property and equipment	(190,000)	(230,000)
Total deferred tax liabilities	(190,000)	(264,000)

Deferred tax liabilities – net of deferred tax assets	(105,000)	(181,000)

Valuation Allowance	(35,000)	(22,000)

Deferred tax liability – net of valuation allowance	$(140,000)	$(203,000)

Change in valuation allowance	$13,000	$49,000

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2013	2012
Tax expense at statutory rate	34.0%	34.0%
State and local income taxes, net of federal	22.0%	23.0%
Change in valuation allowance	0%	1.0%
Effective income tax expense rate	56.0%	58.0%

NOTE 12 – Stockholders’ Equity

Stock Options

On December 12, 2006, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Option Plan of 2005 (the “Plan”). The Plan is administered by the Company’s Compensation Committee and provides for 7,500,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. As of December 31, 2013 and 2012, there were 5,700,000 and 5,775,000 shares, respectively, available for grant as options under the Plan.

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2012	1,675,000	$0.144
Granted	500,000	0.077
Exercised	—	—
Forfeited	(450,000)	0.297
Balance, January 1, 2013	1,725,000	0.085
Granted	400,000	0.077
Exercised	(25,000)	0.035
Forfeited	(300,000)	0.047
Balance, December 31, 2013	1,800,000	$0.070

On December 1, 2013, the Company granted a stock option under the Plan to each of the four non-employee directors to purchase 100,000 shares of common stock at $0.077 per share, the closing price of the Company’s common stock on December 1, 2013. Each option vests on December 1, 2014 and expires on December 1, 2018. These options are collectively valued at $30,800 and are being amortized over the vesting period.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On December 1, 2013, four sets of options of 25,000 shares each, representing a total of 100,000 shares, expired.

On October 21, 2013, an option granted to an employee was reduced by 200,000 shares in connection with the Company not exercising an extension of the employee’s employment agreement.

On May 28, 2013, an option of 25,000 shares was exercised.

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

On June 1, 2012, the Company granted an employee a stock option under the Plan to purchase 100,000 shares of common stock at $0.06 per share, the closing price of the Company’s common stock on May 31, 2012. Fifty-thousand shares subject to such option vest on December 31, 2013 and the remaining 50,000 shares vest on December 31, 2013. This option is valued at $5,000 and is being amortized over the vesting period.

On April 17, 2012, four sets of options of 25,000 shares each, representing a total of 100,000 shares, expired.

On April 1, 2012, an option for 250,000 shares expired.

A summary of the Company’s stock options outstanding at December 31, 2013 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.030	300,000	4.81	300,000	$13,774
$0.040	100,000	1.92	100,000	$3,591
$0.050	100,000	3.42	100,000	$2,591
$0.077	400,000	4.92	—	$—
$0.078	400,000	2.94	400,000	$—
$0.084	400,000	3.92	400,000	$—
$0.120	100,000	0.92	100,000	$—
TOTALS	1,800,000		1,400,000	$19,957

Warrants

Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2012	3,250,000	$0.06
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, January 1, 2013	3,250,000	$0.06
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, December 31, 2013	3,250,000	0.06

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

A summary of the Company’s warrants outstanding at December 31, 2013 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of warrants (in years)	Exercisable	Intrinsic Value
$0.05	2,900,000	0.99	2,900,000	$75,151
$0.10	350,000	2.66	350,000	$—
TOTALS	3,250,000		3,250,000	$75,151

Preferred Stock

As of December 31, 2013 and 2012, the Company has 9,999,154 shares of preferred stock authorized and none of which is issued and outstanding.  The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine.

NOTE 13 – Employee Benefit Plan

The Company maintains a 401K Plan (the “401K Plan”), which covers all employees of the Company. The 401K Plan contains an option for the Company to match each participant's contribution. Any Company contribution vests over a five-year period on a 20% per year basis. Company contributions to the 401K Plan totaled approximately $46,000 and $40,200 for the years ended December 31, 2013 and 2012, respectively.

NOTE 14 – Commitments

Operating Leases

The Company leases facilities from Garden City, Kansas, which provides for: (a) a 21-year lease term expiring December 31, 2030, with one five-year renewal period, and (b) a base rent of $2,187 per month. In addition, the Company incurs a fuel flowage fee of $0.06 per gallon of fuel received. The fuel flowage fee is to be reviewed annually by the Garden City Regional Airport, the City of Garden City, and the Company.

The Company leases facilities from the Bartlesville Municipal Airport, which provides for: (a) hangar space for a 5-year lease term expiring April 1, 2017, with one five-year renewal period, and (b) hangar and office space with a 6-year lease term expiring June 1, 2019. Rent of $2,800 and $2,340 per month, respectively, with defined consumer price-based annual increases.

The Company leases office space from the Lehigh Valley International Airport, which provides for approximately 360 square feet, at a monthly cost of $500. The lease may be terminated with 30-days’ advance notice.

Fixed rent expense aggregated approximately $87,000 for the years ended December 31, 2013 and 2012, respectively. Flowage fees on fuel gallons purchased aggregated approximately $72,000 and $81,000 for the years ended December 31, 2013 and 2012, respectively.

Future minimum rental payments under the Company’s operating leases are as follows:

For the year ended
December 31,	Total
2014	$88,894
2015	90,634
2016	92,404
2017	102,234
2018	109,004
Thereafter	510,698
TOTAL	$993,868

NOTE 15 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the twelve months ended December 31, 2013 and 2012, the Company was billed approximately $0 for legal services by Wachtel & Missry, LLP. At December 31, 2013 and December 31, 2012, the Company has recorded an obligation for approximately $250 in accounts payable related to legal services provided by Wachtel & Missry, LLP.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On August 29, 2011, the Company entered into a redemption agreement with the non-controlling interest in a subsidiary of the Company (the “Redemption Agreement”). Pursuant to the terms of the Redemption Agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement and, on a cumulative basis, an additional approximately $1,656,000 was paid through December 31, 2013. The balance is recorded as a liability at a discount rate of 7%. Continuing earn-out payments will be made on a monthly basis in an amount equal to (i) 5% of the subsidiary’s gross receipts, plus (ii) 5% of the subsidiary’s pre-tax profit.

NOTE 16 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 17 – Subsequent Events

The Company has evaluated subsequent events which have occurred after December 31, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our President (principal financial officer), Chief Executive Officer (principal executive officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon, and as of the date of that evaluation, our President and our Chief Executive Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President and our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. All internal control systems, no matter how well designed and tested, have inherent limitations, including, among other things, the possibility of human error, circumvention or disregard. Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

ITEM 9B.         OTHER INFORMATION

Departure of Directors or Certain Officers

Effective April 11 2014, Mr. Donald Hecht notified the Company of his decision to resign as a member of the Board of Directors and as Chairman of the Audit Committee. Mr. Hecht’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Part III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of Saker as of April 14, 2014:

Name	Age	Position

William B. Wachtel	59	Director, Chairman of the Board

Alvin S. Trenk	84	Director, Chief Executive Officer

Ronald J. Ricciardi	52	Director, President

Jeffrey B. Mendell	60	Director

Each of our directors is re-elected at the Annual Meeting of Stockholders to serve until the next Annual Meeting of Stockholders or until his successor is duly elected and qualified. Our officers are elected annually by the Board of Directors to serve at the discretion of the Board.

Business History

William B. Wachtel – Director, Chairman of the Board

Mr. Wachtel was elected as a director and our Chairman of the Board on March 31, 2005. Mr. Wachtel served as our Chairman until April 8, 2009, when he resigned from such capacity but remained a member of the Board. On October 27, 2011, Mr. Wachtel was reelected as our Chairman of the Board.

Mr. Wachtel has been a managing partner of Wachtel Missry LLP (previously Wachtel & Masyr, LLP, and before that, its predecessor law firm Gold & Wachtel, LLP), since its founding in August 1984. Such firm has provided certain legal services to the Company in the past. He is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

Mr. Wachtel’s participation is important to our Board of Directors because of his extensive experience advising companies regarding legal issues provides him with a depth and breadth of experience that enhances our ability to navigate legal and strategic issues, and because of his extensive experience working with us.

Alvin S. Trenk – Director, Chief Executive Officer

Mr. Trenk was first elected as a director and our Chairman of the Board effective August 20, 2004, in connection with the reverse merger transaction pursuant to which we became a public company. He resigned as the Chairman of the Board on March 31, 2005, but has served as a director since August 20, 2004. On November 6, 2013, Mr. Trenk was appointed to the position of Chief Executive Officer of the Company.

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

Mr. Trenk’s participation is important to our Board of Directors because of his deep knowledge of the aviation industry gained from his thirty year career as an executive officer in the aviation industry.

Ronald J. Ricciardi – Director, President

Mr. Ricciardi had served as the President and a director of Arizona FBO Air, Inc. since its inception in 2003 and was designated as its Chief Executive Officer on January 2, 2004. He was appointed our President and a director of the Company and designated as our Chief Executive Officer on August 20, 2004 effective with the reverse merger transaction, pursuant to which we became a public company. On March 2, 2009, he was re-appointed as our President and continues to serve in that capacity.

Mr. Ricciardi is a senior executive with extensive general management experience in entrepreneurial and large companies. Before joining Arizona FBO Air and from 2000 - 2003, Mr. Ricciardi was President and CEO of P&A Capital Partners, Inc., an entertainment finance company established to fund the distribution of independent films. From 1999 – 2000, Mr. Ricciardi was also co-founder, Chairman and CEO of eTurn, Inc., a high technology service provider, for which he developed a consolidation strategy, negotiated potential merger and acquisition candidates, prepared private placement materials and executed numerous private, institutional and venture capital presentations. After a management career at Pepsi-Cola Company and the Perrier Group of America, Mr. Ricciardi was President and CEO of Clearidge, Inc., a leading regional consumer products company, where he provided strategic and organizational development, and led a consolidation effort that included 14 transactions, which more than tripled the revenue of Clearidge, Inc. over four years.

Mr. Ricciardi’s participation is important to our Board of Directors because of his almost 11 years of experience working in a variety of roles with us, including his service on our Board of Directors, combined with his knowledge of the aviation industry and his extensive management experience. All of which demonstrate his strong commitment to us and make him a valued member of our Board of Directors.

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

Earlier in his career, Mr. Mendell was an executive with Citicorp Real Estate, Inc. in New York City. He is also a licensed real estate broker in the State of New York.

Mr. Mendell’s participation is important to our Board of Directors because of his management expertise and experience as an executive officer.

Family Relationships

There are no family relationships among our directors.

Other Directorships

None of our directors serves as a director of a company (1) with a class of securities registered pursuant to Section 12 of the Exchange Act, (2) subject to Section 15(d) of the Exchange Act, or (3) registered as an investment company under the Investment Company Act of 1940.

Code of Ethics

On May 19, 2006, our Board of Directors adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions as well as to all of our other employees and directors. We will provide to any person, without charge, upon request, a copy of our Code of Ethics upon written or oral request to Ronald J. Ricciardi, President, Saker Aviation Services, Inc., 20 South Street, Pier 6 East River, New York, NY 10004, or by telephone at: (212) 776-4046.

Our Code of Ethics is posted on our website at www.sakeraviation.com under the “Investor Relations” tab, and then under the “Corporate Governance” sub-tab. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Ethics by posting such information on our website under the “Investor Relations” section.

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of Ronald J. Ricciardi; the Compensation Committee comprised of Jeffrey B. Mendell, Chairman, and Alvin S. Trenk, of whom Mr. Mendell qualifies as independent under the rules of the Nasdaq Stock Market; and the Nominating Committee comprised of William B. Wachtel, Chairman, Alvin S. Trenk, and Ronald J. Ricciardi.

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2013 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2013, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act, except for one late Form 4 for each of our directors reporting an option grant.

Corporate Governance

There have been no changes to the procedures by which our security holders may recommend nominees to its Board of Directors since our Board of Directors set forth such policy in our proxy statement for our Annual Meeting of Stockholders held on November 6, 2013.

Our Board of Directors has determined that no current member of its Audit Committee qualifies as a financial expert, as such term is defined in applicable Commission rules, or as “independent” as that term is defined by the rules of The Nasdaq Stock Market, Inc. (“Nasdaq”).

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us for services performed on our behalf with respect to the person who served as our President during the fiscal years ended December 31, 2013 or 2012. The person named in the table is the only person who served as our principal executive officer or principal financial officer in fiscal 2013. Alvin S. Trenk, who was named as our Chief Executive Officer effective November 6, 2013, has taken no compensation for either of fiscal years ended 2013 or 2012, except as it relates to his status as a Director of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Ronald J. Ricciardi, President	2013	250,000	—	—	26,092	276,092
	2012	200,000	35,691	—	18,588	254,279

1.	Mr. Ricciardi received a base salary of $250,000 in 2013 and $200,000 in 2012.

2.	Mr. Ricciardi received on October 21, 2010 an option for 300,000 shares at $0.03 per share, the closing price of the common stock on October 20, 2010, which option vested on October 21, 2013 and is exercisable until October 21, 2018.

3.	Mr. Ricciardi receives health insurance coverage estimated at a value of $891 per month. Mr. Ricciardi received a match to his 401K contributions from us amounting to approximately $15,400 in 2013 and approximately $6,000 in 2012.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date
Ronald J. Ricciardi	300,000	0.03	10/21/2018

1.	As part of his employment agreement, Mr. Ricciardi received on October 21, 2010 an option for 300,000 shares at $0.03 per share, the closing price of the common stock on October 20, 2010, which option vested on October 21, 2013 and is exercisable until October 21, 2018.

2013 DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Donald Hecht (3)	4,000	7,700	11,700

Jeffrey B. Mendell	4,000	7,700	11,700

Alvin S. Trenk	4,000	7,700	11,700

William B. Wachtel	4,000	7,700	11,700

1.	Non-employee Directors are each entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.	Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2013, the compensation committee granted each non-employee director an option for their service in 2013. Each option was for 100,000 shares and was priced at $0.077 per share, which was the closing sales price of our common stock on December 1, 2013. The options vest on December 1, 2014 and may be exercised until December 1, 2018.

3.	As discussed in Item 9B. Other Information, Mr. Hecht resigned as a director of the Company, effective April 11, 2014.

Employment Agreements

On October 21, 2013, the Board of Directors opted not to extend an employment agreement with Mr. Ricciardi.

Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. Our 401k Plan (the “401K Plan”) covers all of our employees. The 401K Plan contains an option for us to match each participant's contribution. Any contributions by us vest over a five-year period on a 20% per year basis. In January 2011, we set our match of participant contributions at a rate of 50% of the first 6% of participant deferrals. Our contributions to the 401K Plan totaled approximately $46,000 and $40,200 for the years ended December 31, 2013 and 2012, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of April 14, 2014 regarding the beneficial ownership of our common stock by:

•	each of our current executive officer and directors; and

•	all of our current directors and executive officer as a group; and

•	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock.

	Number of Shares	Percentage of
	of Common Stock	Common Stock
Name of Beneficial Owner	Beneficially Owned	Beneficially Owned (1)

William B. Wachtel (2)	5,871,907 (3)	17.1%

Ronald J. Ricciardi (4)	1,343,575 (5)	4.0%

Alvin S. Trenk (6)	1,122,944 (7)	3.4%

Jeffrey B. Mendell (8)	460,293 (7)	1.4%

Donald Hecht (8)(9)	416,700 (7)	1.3%

All directors and officer as a group (5 in number)	9,115,419	26.3%

38

(1)

The percentages computed in the table are based upon 33,107,610 shares of our common stock, which were outstanding on April 14, 2014. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of April 14, 2014.

(2)	William B. Wachtel is our Chairman of the Board and a director. Mr. Wachtel’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(3)	The shares of our common stock reported in the table include: (a) 25,000 shares issuable upon the exercise of an option expiring December 1, 2014, which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring December 1, 2015, which option is currently exercisable; (c) 100,000 shares issuable upon the exercise of an option expiring December 1, 2016, which option is currently exercisable; (d) 100,000 shares issuable upon the exercise of an option expiring December 1, 2017, which option is currently exercisable; and (f) 350,000 issuable upon the exercise of a warrant expiring August 27, 2016, which is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 100,000 shares issuable upon the exercise of an option granted on December 1, 2013, which shall become exercisable on December 1, 2014; and (y) 333,400 shares of our common stock acquired by Wachtel Missry, LLP, which provided certain legal services for us in connection with the private placement which we closed on September 1, 2006. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)	Ronald J. Ricciardi is our President and a director. Mr. Ricciardi’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(5)	The shares of our common stock reported in the table include 300,000 shares issuable upon the exercise of an option expiring October 21, 2018, which is currently exercisable.

(6)	Alvin S. Trenk is our Chief Executive Officer and a Director. Mr. Trenk’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(7)	The shares of our common stock reported in the table include: (a) 25,000 shares issuable upon the exercise of an option expiring December 1, 2014, which is currently exercisable; (b) 25,000 shares issuable upon the exercise of an option expiring December 1, 2015, which option is currently exercisable; (c) 100,000 shares issuable upon the exercise of an option expiring December 1, 2016, which option is currently exercisable; and (d) 100,000 shares issuable upon the exercise of an option expiring December 1, 2017, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 100,000 shares issuable upon the exercise of an option granted on December 1, 2013, which shall become exercisable on December 1, 2014.

(8)	The reporting person is a director. The address of each director is 20 South Street, Pier 6 East River, New York, New York 10004.

(9)	As discussed in Item 9B. Other Information, Mr. Hecht resigned as a director of the Company, effective April 11, 2014.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth certain information, as of December 31, 2013, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,800,000	$0.070	5,700,000

Equity compensation plans not approved by security holders	—	$—	—
Total	1,800,000	$0.070	5,700,000

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

Director Independence

Our Board of Directors made the determination of director independence in accordance with the definition set forth in the Nasdaq rules. Under such definition, Jeffrey B. Mendell qualifies as independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were approximately $85,000 and $85,000 by Kronick Kalada Berdy & Co. for 2013 and 2012, respectively, for the audits of our annual financial statements for the fiscal years ended December 31, 2013 and 2012, and the reviews of the financial statements included in the Company’s Forms 10-Qs for those fiscal years.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered by the principal accountant were $0 for the fiscal years ended December 31, 2013 and 2012.

Tax Fees. For the years ended December 31, 2013 and 2012, the aggregate fees billed by a firm other than the principal accountant for services categorized as Tax Fees were $15,000 and $15,000, respectively.

All Other Fees. The aggregate fees billed for services categorized as All Other Fees rendered by the principal accountant were $0 for the fiscal years ended December 31, 2013 and 2012.

Audit Committee Policies and Procedures. The audit committee must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accountants, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which nonetheless must be approved by our audit committee Board of Directors prior to the completion of the audit. Each year the audit committee approves the engagement of our independent registered public accountant to audit our financial statements, including the associated fee, before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent registered public accountants, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accountant’s independence from management. At each such subsequent meeting, the registered public accountants and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

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

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2013 and 2012 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

(b)	Financial Statement Schedules

None.

(c)	Exhibits

Exhibit No.	Description of Exhibit

3 (i) (2)	Certificate of Designations. (1)

3 (i) (3)	Articles of Merger (Changing name to Saker Aviation Services, Inc.) (Exhibit 3.1) (3)

3 (i)	Restated Articles of Incorporation.(2)

3(ii)	Bylaws of Saker Aviation Services, Inc. (3) (Exhibit 3.2)

4.1	Form of Common Stock Certificate.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive and financial officer). (4)

32.1	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002. (4)

10.1	Stock Option Plan of 2005. (1)

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Saker Aviation Services, Inc.

Date: April 14, 2014	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chairman of the Board,
/s/ William B. Wachtel	Director	April 14, 2014
William B. Wachtel
	Chief Executive Officer,	April 14, 2014
/s/ Alvin S. Trenk	Director
Alvin S. Trenk

/s/ Ronald J. Ricciardi	Director, President	April 14, 2014
Ronald J. Ricciardi

/s/ Jeffrey B. Mendell	Director	April 14, 2014
Jeffrey B. Mendell

Saker Aviation Services, Inc. Form 10-K for the Year Ended December 31, 2013

Exhibits Filed with this Annual Report on Form 10-K:

INDEX

Exhibit No.	Description of Exhibit
31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.