Form 10-Q
period 2014-03-31
Saker Aviation Services, Inc.
filed 2014-05-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number: 000-52593

SAKER AVIATION SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0617649
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 South Street, Pier 6 East River	10004
(Address of principal executive offices)	(Zip Code)

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

Yes ☐          No ☒

As of May 14, 2014, the registrant had 33,107,610 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2014

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$94,464	$146,405
Accounts receivable:	1,374,070	1,626,639
Inventories	323,025	338,513
Note receivable – current portion, less discount	97,408	116,219
Prepaid expenses and other current assets	1,271,948	999,479
Total current assets	3,160,915	3,227,255

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $1,284,072 and $1,249,362 respectively	2,333,098	2,444,840

OTHER ASSETS
Deposits	178,684	180,184
Note receivable, less current portion and discount	66,622	76,110
Intangible assets	360,000	360,000
Goodwill	1,080,380	1,080,380
Total other assets	1,685,686	1,696,674
TOTAL ASSETS	$7,179,699	$7,368,779

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$799,254	$869,968
Customer deposits	164,758	131,548
Lines of credit	500,000	375,000
Accrued expenses	403,831	555,177
Notes payable – current portion	965,151	992,862
Total current liabilities	2,832,994	2,924,555

LONG-TERM LIABILITIES
Deferred income taxes	149,000	140,000
Notes payable - less current portion	1,158,373	1,284,440
Total liabilities	4,140,367	4,348,995

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding		—
Common stock - $.001 par value; authorized 100,000,000; 33,107,610 and 33,057,610 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	33,108	33,057
Additional paid-in capital	19,933,445	19,925,807
Accumulated deficit	(16,927,221)	(16,939,090)
TOTAL STOCKHOLDERS’ EQUITY	3,039,332	3,019,774
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,179,699	$7,368,779

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Years Ended March 31,
	2014	2013

REVENUE	$3,045,439	$2,701,456

COST OF REVENUE	1,791,234	1,532,232

GROSS PROFIT	1,254,205	1,169,224

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,212,695	927,618

OPERATING INCOME FROM CONTINUING OPERATIONS	41,510	241,606

OTHER INCOME (EXPENSE):
OTHER (EXPENSE) INCOME, net	6,195	5,607
OTHER EXPENSE – HURRICANE SANDY	—	(111,145)
INTEREST INCOME	3,201	5,109
INTEREST EXPENSE	(25,037)	(23,129)

TOTAL OTHER EXPENSE, net	(15,641)	(123,558)

INCOME FROM CONTINUING OPERATIONS, before income taxes	25,869	118,048

INCOME TAX EXPENSE
CURRENT	5,000	23,000
DEFERRED	9,000	41,000

INCOME TAX EXPENSE	14,000	64,000

INCOME FROM CONTINUING OPERATIONS	11,869	54,048

DISCONTINUED OPERATIONS	—	2,905

NET INCOME	$11,869	$56,953

Basic and Diluted Net Income Per Common Share	$0.00	$0.00

Weighted Average Number of Common Shares – Basic	33,104,277	33,040,422

Weighted Average Number of Common Shares – Diluted	34,904,380	34,448,119

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,869	$56,953
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	130,820	97,189
Stock based compensation	7,689	8,114
Changes in operating assets and liabilities:
Accounts receivable, trade	252,569	(13,869)
Accounts receivable, insurance recovery	—	147,928
Inventories	15,488	(68,897)
Prepaid expenses and other current assets	(272,469)	(12,904)
Deposits	1,500	—
Deferred income taxes	9,000	41,000
Accounts payable	(70,714)	(125,206)
Customer deposits	33,210	7,048
Accrued expenses	(151,346)	(152,590)
TOTAL ADJUSTMENTS	(44,453)	(72,187)

NET CASH USED IN OPERATING ACTIVITIES	(32,384)	(15,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	28,299	26,392
Purchase of property and equipment	(19,078)	(547,027)
Accounts receivable, insurance recovery	—	315,014
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,221	(205,621)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(153,778)	(141,336)
Proceeds from line of credit	125,000	300,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(28,778)	158,664

NET CHANGE IN CASH	(51,941)	(62,191)

CASH – Beginning	146,405	250,408
CASH – Ending	$94,464	$188,217

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$25,037	$23,129

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated balance sheet as of March 31, 2014 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2014 and 2013 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2014 and its results of operations and cash flows for the three months ended March 31, 2014 not misleading. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated events which have occurred subsequent to March 31, 2014.

NOTE 2 – Management’s Liquidity Plans

As of March 31, 2014, the Company had cash of $94,464 and had a working capital surplus of $327,921. The Company generated revenue of $3,045,439 and net income of $11,869 for the three months ended March 31, 2014.

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

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until the $2,500,000 is consumed or May 17, 2014, whichever comes first. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.90% as of March 31, 2014) and principal and interest payments shall be made over a 60-month period. An unused commitment fee shall apply at the rate of 1.5% of the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter until the $2,500,000 is consumed or May 17, 2014, whichever comes first. As of March 31, 2014, there was $1,350,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.59% as of March 31, 2014) and the PNC Working Capital Line is annually renewable at PNC Bank’s option. As of March 31, 2014, the outstanding balance of the PNC Working Capital Line was $500,000.

The PNC Term Loan was dispersed to settle miscellaneous Company debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.90% as of March 31, 2014) and principal and interest payments shall be made over a 34 month period. At March 31, 2014, $96,315 was outstanding.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1.2 million in the first year of the term and minimum annual guaranteed payments increase to approximately $1.7 million by the final year of Concession Agreement, which expires on October 31, 2018. During the three months ended March 31, 2014, the Company incurred approximately $334,000 in concession fees, which is recorded in the cost of revenue.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – Acquisition

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

The following table presents the unaudited pro forma results of the continuing operations of the Company and PRA for the three month period ending March 31, 2013 as if PRA had been acquired at the beginning of each of the periods, respectively:

Three Months Ended March 31, 2013
Revenue	$3,473,698

Loss from continuing operations	(5,229)

Basic net income per common share	$(0.00)

Weighted Average Number of Common Shares Outstanding – Basic	33,104,277

The above pro forma combined results are not necessarily indicative of the results that would have actually occurred if the PRA acquisition had been completed as of the beginning of the year 2013, nor are they necessarily indicative of future consolidated results.

NOTE 4 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FirstFlight Heliports, LLC (“FFH”), our FBO at Garden City (Kansas) Regional Airport (“FBOGC”), Phoenix Rising Aviation, Inc. (“PRA”), and our former FBO at Wilkes-Barre, Pennsylvania. All significant inter-company accounts and transactions have been eliminated in consolidation.

Net Income Per Common Share

Net income was $11,869 and $56,953 for the three months ended March 31, 2014 and 2013, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Three Months Ended March 31,
	2014(1)	2013(1)
Weighted average common shares outstanding, basic	33,104,277	33,040,422
Common shares upon exercise of options	430,381	400,318
Common shares upon exercise of warrants	1,369,723	1,007,379
Weighted average common shares outstanding, diluted	34,904,380	34,448,119

(1) Potential common shares of 750,000 and 1,350,000 for the three months ended March 31, 2014 and 2013, respectively, were excluded from the computation of diluted earnings as their exercise prices were greater than the average market price of the common stock during the period.

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2014 and 2013, the Company incurred stock based compensation costs of $7,689 and $8,114 respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2014, the unamortized fair value of the options totaled $15,400.

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

Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2014 and earlier adoption was permitted. The Company has adopted ASU 2011-08 on its condensed consolidated financial statements for 2014 and 2013.

NOTE 5 – Discontinued Operations

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2013, and further described in NOTE 7 – “Subsequent Events” in the Company’s June 30, 2013 Quarterly Report on Form 10-Q, the Company’s attempts to secure a preliminary injunction in connection with its lease at the Wilkes-Barre/Scranton International Airport were unsuccessful. As a result, effective August 31, 2013, the Company no longer serves as a fixed base operator (“FBO Operator”) at that airport. The results of business activities previously conducted by the Company at the Wilkes-Barre/Scranton International Airport have been recorded in this Quarterly Report on Form 10-Q as Discontinued Operations.

Components of discontinued operations are as follows:

As of March 31, 2014 and December 31, 2013, assets principally consisting of trade receivables and equipment of $0 and $160,000, respectively, and liabilities principally consisting of accrued expenses, of $0 and $28,000, respectively, were included in the consolidated balance sheets.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

Revenue	$—	$963,707
Cost of revenue	—	666,045
Gross profit	—	297,662
Operating expenses	—	294,757
Operating income from discontinued operations	—	2,905
Basic net income per common share	$0.00	$0.00
Weighted average number of common shares outstanding, basic	33,104,277	33,040,422

NOTE 6 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of March 31, 2014 and December 31, 2013 is set forth in the following table:

	March 31, 2014	December 31, 2013
Parts inventory	$199,318	$204,899
Fuel inventory	114,223	116,938
Other inventory	9,484	16,676
Total inventory	$323,025	$338,513

Included in inventories are amounts held for third parties of $78,146 and $11,666 as of March 31, 2014 and December 31, 2013, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 7 – Related Parties

The law firm of Wachtel & Masyr, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the three months ended March 31, 2014 and 2013, the Company was billed by Wachtel & Masyr, LLP approximately $0 for legal services. At March 31, 2014 and December 31, 2013, the Company has recorded an obligation for approximately $250 in accounts payable related to legal services provided by Wachtel & Masyr, LLP for prior periods.

On August 29, 2011, the Company entered into a redemption agreement with the non-controlling interest in a subsidiary of the Company (the “Redemption Agreement”). Pursuant to the terms of the Redemption Agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement and an additional approximately $1,766,000 was paid through March 31, 2014. The balance is recorded as a liability at a discount rate of seven (7%) percent. Continuing earn-out payments will be made on a monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts, plus (ii) five percent (5%) of the subsidiary’s pre-tax profit.

NOTE 8 - Litigation

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying consolidated condensed financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The terms “we,” “us,” and “our” are used below to refer collectively to the Company and the subsidiaries through which our various businesses are actually conducted.

OVERVIEW

Saker Aviation Services, Inc. (“we”, “us”, “our”) is a Nevada corporation. Our common stock, $0.001 par value per share (the “common stock”), is publicly traded on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. Through our subsidiaries, we operate in the aviation services segment of the general aviation industry, in which we serve as the operator of a heliport, a fixed base operation (“FBO”), as a provider of aircraft maintenance, repair and overhaul (“MRO”) services, and as a consultant for a seaplane base that we do not own. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

We were formed on January 17, 2003 as a proprietorship and were incorporated in Arizona on January 2, 2004. We became a public company as a result of a reverse merger transaction on August 20, 2004 with Shadows Bend Development, Inc., an inactive public Nevada corporation, and subsequently changed our name to FBO Air, Inc. On December 12, 2006, we changed our name to FirstFlight, Inc. On September 2, 2009, we changed our name to Saker Aviation Services, Inc.

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

We ceased operations at our former FBO at Wilkes-Barre, Pennsylvania on August 31, 2013.

The FBO segment of the general aviation industry is highly fragmented. According to the National Air Transportation Association (“NATA”), there are over 3,000 FBOs that serve customers at one or more of over 3,000 airport facilities across the country that have at least one paved 3,000-foot runway. The vast majority of these entities are single location operators. NATA characterizes companies with operations at three or more airports as “chains.” An operation with FBOs in at least two distinctive regions of the country is considered a “national” chain while an operation with FBOs in multiple locations within a single region is considered a “regional” chain.

REVENUE AND OPERATING RESULTS

Comparison of the Three Months Ended March 31, 2014 and March 31, 2013.

REVENUE

Revenue increased by 12.7 percent to $3,045,439 for the three months ended March 31, 2014 as compared with corresponding prior-year period revenue of $2,701,456.

For the three months ended March 31, 2014, revenue associated with the sale of jet fuel, aviation gasoline and related items decreased by 5.5 percent to approximately $1,300,000 as compared to approximately $1,400,000 in the three months ended March 31, 2013. The decrease was largely attributable to a lower volume of gallons, particularly gallons associated with our military fueling operations. The military category experienced a significantly higher demand in the quarter ended March 31, 2013, which demand did not recur during the same period in 2014.

For the three months ended March 31, 2014, revenue associated with services and supply items increased by 30.5 percent to approximately $1,700,000 as compared to approximately $1,300,000 in the three months ended March 31, 2013. The increase was driven by activity and related revenue in our acquired MRO business, which revenue had no corresponding comparison in the three months ended March 31, 2013.

For the three months ended March 31, 2014, all other revenue increased by 120.0 percent to approximately $28,000 as compared to approximately $13,000 in the three months ended March 31, 2013. The increase was largely attributable to miscellaneous revenue recorded in the three months ended March 31, 2014 that did not recur in the same period last year.

GROSS PROFIT

Total gross profit increased 7.3 percent to $1,254,205 in the three months ended March 31, 2014 as compared with the three months ended March 31, 2013. Gross margin decreased to 41.2 percent in the three months ended March 31, 2014 as compared to 43.3 percent in the same period in the prior year. The decrease in gross margin was largely driven by increases in services and supply items as a result of our MRO acquisition. The MRO business operates on a slightly lower margin than the remainder of services and supply items. The lack of comparison MRO revenue or gross profit in the quarter ended March 31, 2013 led to the overall decline in gross margin.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, were $1,212,695 in the three months ended March 31, 2014, representing an increase of approximately $285,000 or 30.7 percent, as compared to the same period in 2013.

SG&A associated with our aviation services operations were approximately $1,100,000 in the three months ended March 31, 2014, representing an increase of approximately $254,000, or 28.9 percent, as compared to the three months ended March 31, 2013. SG&A associated with our FBO operations, as a percentage of revenue, was 37.2 percent for the three months ended March 31, 2014, as compared with 32.6 percent in the corresponding prior year period. Again, the increases on a dollar and margin basis are related to our MRO acquisition, which had no corresponding costs in the quarter ended March 31, 2103.

Corporate SG&A was approximately $91,000 for the three months ended March 31, 2014, representing an increase of approximately $42,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income for the three months ended March 31, 2014 was $41,510 as compared to $241,606 in the three months ended March 31, 2013. The decline on a year-over-year basis were driven by higher costs, as described above.

Depreciation and Amortization

Depreciation and amortization was approximately $131,000 and $97,000 for the three months ended March 31, 2014 and 2013, respectively.

Interest Income/Expense

Interest income for the three months ended March 31, 2014 was approximately $3,200, as compared to $5,100 in three months ended March 31, 2013, with the decrease largely attributable to lower rates of interest in connection with deposited amounts. Interest expense for the three months ended March 31, 2014 was approximately $25,000, as compared to $23,000 in the same period in 2013.

Other Expense – Hurricane Sandy

Other expenses of approximately $111,000 were recorded in connection with reconstruction efforts in the aftermath of Hurricane Sandy, as described at greater length in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no comparable expenses in the 2014 reporting period.

Income Tax

Income tax expense for the three months ended March 31, 2014 was approximately $14,000 as compared to approximately $64,000 during the same period in 2013 on higher pre-tax income in the three months ended March 31, 2013 as compared to the same period in 2014.

Net Income Per Share

Net income was $11,869 and $56,593 for the three months ended March 31, 2014 and 2013, respectively. The decline in results is an outcome of the performance characteristics described above.

Basic and diluted net income per share for each of the three month periods ended March 31, 2014 and 2013 was $0.00.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had cash and cash equivalents of $94,464 and a working capital surplus of $327,921. We generated revenue from continuing operations of $3,045,439 and income from continuing operations of $11,869 for the three months ended March 31, 2014. For the three months ended March 31, 2014, cash flows included net cash used in operating activities of $32,384, net cash provided by investing activities of $9,221, and net cash used in financing activities of $28,778.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contains three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line was able to be dispersed, based on parameters defined in the PNC Loan Agreement, until the $2,500,000 is consumed or May 17, 2014, whichever comes first. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.90% as of March 31, 2014) and principal and interest payments shall be made over a 60-month period. An unused commitment fee shall apply at the rate of 1.5% of the unused portion of the PNC Acquisition Line and is charged for each fiscal quarter until the $2,500,000 is consumed or by May 17, 2014, whichever comes first. As of March 31, 2014, there was $1,350,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.59% as of March 31, 2014) and is annually renewable at PNC Bank’s option. As of March 31, 2014, the outstanding balance of the PNC Working Capital Line was $500,000.

The PNC Term Loan was utilized to retire our previously outstanding miscellaneous debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.90% as of March 31, 2014) and principal and interest payments being made over a thirty-four month period.

We are party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. We paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018. During the three months ended March 31, 2014 and 2013, we incurred approximately $334,000 and $306,000, respectively, in concession fees, which is recorded in the cost of revenue.

During the three months ended March 31, 2014, we had a net decrease in cash of $51,941. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2014, net cash used in operating activities was $32,384. This amount included an increase in operating cash related to net income of $11,869 and additions for the following items: (i) depreciation and amortization, $130,820; (ii) stock based compensation, $7,689; (iii) accounts receivable, trade, $252,569; (iv) inventories, $15,488; (v) deposits, $1,500; (vi) deferred income taxes, $9,000; and (vii) customer, deposits, $33,210. The increase in cash used in operating activities in 2014 was offset by the following decreases: (i) prepaid expenses and other current assets, $272,469; (ii) accounts payable, $70,714; and (iii) accrued expenses, $151,346.

For the three months ended March 31, 2013, net cash used in operating activities was $15,234. This amount included an increase in operating cash related to net income of $56,953 and additions for the following items: (i) accounts receivable, insurance recovery, $147,928; (ii) depreciation and amortization, $97,189; (iii) deferred income taxes, $41,000; (iv) customer deposits, $7,048; and (v) stock-based compensation expense, $8,114. The increase in cash used in operating activities in 2013 was offset by the following decreases: (i) accounts payable, $125,206; (ii) inventories, $68,897; (iii) accrued expenses, $152,590; (iv) prepaid expenses, $12,904; and (v) accounts receivable, trade, $13,869.

Cash from Investing Activities

For the three months ended March 31, 2014, net cash of $9,221 was provided by investing activities for the payment of note receivable of $28,299 offset by the purchase of $19,078 in property and equipment. For the three months ended March 31, 2013, , net cash of $205,621 was used in investing activities for the purchase of $547,027 in property and equipment offset by the repayment of notes receivable of $26,392 and accounts receivable, insurance recovery of $315,014.

Cash from Financing Activities

For the three months ended March 31, 2014, net cash used in financing activities was $28,778, consisting of a drawdown from the line of credit of $125,000 offset by the repayment of notes payable of $153,778. For the three months ended March 31, 2013, net cash provided by financing activities was $158,664, consisting of a drawdown from the line of credit of $300,000 offset by the repayment of notes payable of $141,336.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for us in fiscal 2013 and earlier adoption is permitted. We have adopted ASU 2011-08 on its condensed consolidated financial statements for 2014 and 2013.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

▪	our ability to secure the additional debt or equity financing, if required, to execute our business plan;

▪	our ability to identify, negotiate and complete the acquisition of targeted operators and/or other businesses, consistent with our business plan;

▪	existing or new competitors consolidating operators ahead of us;

▪	our ability to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2013 and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our President, Chief Executive Officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon, and as of the date of that evaluation, our President, Chief Executive Officer and our principal financial officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President, Chief Executive Officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (principal executive officer). *

31.2	Rule 13a-14(a)/15d-14(a) Certification of President (principal financial officer). *

32.1	Section 1350 Certification. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: May 14, 2014	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

