Form 10-Q
period 2014-06-30
Saker Aviation Services, Inc.
filed 2014-08-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

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

Yes ☐          No ☒

As of August 13, 2014, the registrant had 33,107,610 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2014

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$428,425	$146,405
Accounts receivable	2,134,795	1,626,639
Inventories	312,467	338,513
Note receivable – current portion, less discount	130,759	116,219
Prepaid expenses and other current assets	1,146,233	999,479
Total current assets	4,152,679	3,227,255

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,425,876 and $1,249,362 respectively	2,314,937	2,444,840

OTHER ASSETS
Deposits	178,524	180,184
Note receivable, less current portion and discount	4,474	76,110
Intangible assets	360,000	360,000
Goodwill	1,080,380	1,080,380
Total other assets	1,623,378	1,696,674
TOTAL ASSETS	$8,090,994	$7,368,769

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,516,751	$869,968
Customer deposits	132,869	131,548
Line of credit	550,000	375,000
Accrued expenses	626,091	555,177
Notes payable – current portion	711,670	992,862
Total current liabilities	3,537,381	2,924,555

LONG-TERM LIABILITIES
Deferred income taxes	155,000	140,000
Notes payable - less current portion	1,142,419	1,284,440
Total liabilities	4,834,800	4,348,995

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 33,107,610 and 33,057,610 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	33,108	33,057
Additional paid-in capital	19,941,147	19,925,807
Accumulated deficit	(16,718,061)	(16,939,090)
TOTAL STOCKHOLDERS’ EQUITY	3,256,194	3,019,774
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,090,994	$7,368,769

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013

REVENUE	$5,107,847	$4,008,082	$8,153,286	$6,709,538

COST OF REVENUE	2,594,535	1,981,541	4,385,769	3,513,773

GROSS PROFIT	2,513,312	2,026,541	3,767,517	3,195,765

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,031,854	1,466,211	3,244,549	2,393,829

OPERATING INCOME FROM CONTINUING OPERATIONS	481,458	560,330	522,968	801,936

OTHER INCOME (EXPENSE)
OTHER INCOME, net	5,000	3,468	11,194	9,075
OTHER EXPENSE – HURRICANE SANDY	—	—	—	(111,145)
INTEREST INCOME	2,704	4,645	5,905	9,754
INTEREST EXPENSE	(24,002)	(30,394)	(49,038)	(53,523)
TOTAL OTHER EXPENSE, net	(16,298)	(22,281)	(31,939)	(145,839)

INCOME FROM CONTINUING OPERATIONS, before income taxes	465,160	538,049	491,029	656,097

INCOME TAX EXPENSE
CURRENT	250,000	164,000	255,000	187,000
DEFERRED	6,000	153,000	15,000	194,000
INCOME TAX EXPENSE	256,000	317,000	270,000	381,000

INCOME FROM CONTINUING OPERATIONS	209,160	221,049	221,029	275,097

DISCONTINUED OPERATIONS	—	13,486	—	16,392

NET INCOME	$209,160	$234,535	$221,029	$291,489

Basic and Diluted Net Income Per Common Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number of Common Shares – Basic	33,107,610	33,046,655	33,105,953	33,046,655

Weighted Average Number of Common Shares - Diluted	34,576,678	34,747,338	34,575,021	34,747,338

See notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$221,029	$291,489
Adjustments:
Depreciation and amortization	268,346	224,947
Stock based compensation	15,391	16,515
Changes in operating assets and liabilities:
Accounts receivable, trade	(508,156)	(381,073)
Accounts receivable, insurance recovery	—	147,928
Inventories	26,046	(9,464)
Prepaid expenses and other current assets	(146,754)	(107,307)
Deposits	1,660	—
Deferred income taxes	15,000	194,000
Accounts payable	646,783	(117,087)
Customer deposits	1,321	14,619
Accrued expenses	70,914	(63,181)
TOTAL ADJUSTMENTS	390,551	(80,103)

NET CASH PROVIDED BY OPERATING ACTIVITIES	611,580	211,386

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	57,096	53,247
Purchase of property and equipment	(138,443)	(689,379)
Accounts receivable, insurance recovery	—	315,014
NET CASH USED IN INVESTING ACTIVITIES	(81,347)	(321,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from notes payable	—	280,920
Repayment of notes payable	(423,213)	(541,267)
Proceeds from line of credit	175,000	300,607
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(248,213)	40,260

NET CHANGE IN CASH	282,020	(69,472)

CASH – Beginning	146,405	250,408
CASH – Ending	$428,425	$180,936

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$49,038	$53,523
Income Taxes	$135,535	$114,147

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

The condensed consolidated balance sheet and statements of cash flows as of June 30, 2014 and the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2014 and its results of operations for the three and six months ended June 30, 2014, and cash flows for the six months ended June 30, 2014 not misleading. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated events which have occurred subsequent to June 30, 2014 and has determined that no subsequent events have occurred after the current reporting period.

NOTE 2 – Management’s Liquidity Plans

As of June 30, 2014, the Company had cash of $428,425 and had a working capital surplus of $615,298. For the six months ended June 30, 2014, the Company generated revenue of $8,153,286 and net income of $221,029.

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

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provide that thirty days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a sixty month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.91% as of June 30, 2014). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of June 30, 2014, there was $1,327,500 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.66% as of June 30, 2014) and the PNC Working Capital Line is annually renewable at PNC Bank’s option. As of June 30, 2014, the outstanding balance of the PNC Working Capital Line was $550,000.

The PNC Term Loan was dispersed to settle miscellaneous Company debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.91% as of June 30, 2014) and principal and interest payments shall be made over a 34 month period. At June 30, 2014, the outstanding balance of the PNC Term Loan was $176,578.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1.2 million in the first year of the term and minimum annual guaranteed payments increase to approximately $1.7 million by the final year of Concession Agreement, which expires on October 31, 2018. During the six months ended June 30, 2014, the Company incurred approximately $1,085,976 in concession fees, which is recorded in the cost of revenue.

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

The following table presents the unaudited pro forma results of the continuing operations of the Company and PRA for the six month period ending June 30, 2013 as if PRA had been acquired at the beginning the period:

Six Months Ended June 30, 2013

Revenue	$8,309,020

Income from continuing operations	560,057

Basic net income per common share	$0.02

Weighted Average Number of Common Shares Outstanding – Basic	33,046,655

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

Net Income Per Common Share

Net income was $209,160 and $221,029 for the three and six months ended June 30, 2014, respectively. Net income was $234,536 and $291,489 for the three and six months ended June 30, 2013, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014*	2013*	2014*	2013*

Weighted average common shares outstanding, basic	33,107,610	33,046,655	33,105,953	33,046,655

Common shares upon exercise of options	1,469,068	1,700,683	1,469,068	1,700,683

Weighted average common shares outstanding, diluted	34,576,678	34,747,338	34,575,021	34,747,338

(1) Potential common shares of 1,150,000 and 450,000 for the six months ended June 30, 2014 and 2013, respectively, were excluded from the computation of diluted earnings as their exercise prices were greater than the average market price of the common stock for the three and six months ended June 30, 2014 and 2013, respectively.

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2014 and 2013, the Company incurred stock based compensation costs of $15,391 and $16,515 respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2014, the unamortized fair value of the options totaled $7,700.

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

Components of discontinued operations are as follows:

As of June 30, 2014 and December 31, 2013, assets principally consisting of trade receivables and equipment of $0 and $160,000, respectively, and liabilities principally consisting of accrued expenses of $0 and $28,000, respectively, were included in the consolidated balance sheets.

	For the Six Months Ended June 30,
	2014	2013

Revenue	$—	$2,103,360
Cost of revenue	—	1,483,247
Gross profit	—	620,113
Operating expenses	—	603,721
Operating income from discontinued operations	—	16,392
Basic net income per common share	$0.00	$0.00
Weighted average number of common shares outstanding, basic	33,105,933	33,046,655

NOTE 6 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of June 30, 2014 and December 31, 2013 is set forth in the following table:

	June 30, 2014	December 31, 2013
Parts inventory	$208,493	$204,899
Fuel inventory	98,247	116,938
Other inventory	5,727	16,676
Total inventory	$312,467	$338,513

Included in inventories are amounts held for third parties of $79,993 and $11,666 as of June 30, 2014 and December 31, 2013, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 7 – Related Parties

The law firm of Wachtel & Masyr, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the three and six months ended June 30, 2014 and 2013, the Company was billed by Wachtel & Masyr, LLP approximately $0 for legal services. At June 30, 2014 and December 31, 2013, the Company has recorded an obligation for approximately $250 in accounts payable related to legal services provided by Wachtel & Masyr, LLP for prior periods.

On August 29, 2011, the Company entered into a redemption agreement with the non-controlling interest in a subsidiary of the Company (the “Redemption Agreement”). Pursuant to the terms of the Redemption Agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement and an additional approximately $2,008,433 was paid through June 30, 2014. The balance of $316,567 is recorded as a current liability at a discount rate of seven (7%) percent. Continuing earn-out payments will be made on a monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts, plus (ii) five percent (5%) of the subsidiary’s pre-tax profit.

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

REVENUE AND OPERATING RESULTS

Comparison of the Three and Six Months Ended June 30, 2014 and June 30, 2013.

REVENUE

Revenue increased by 27.4 percent to $5,107,847 for the three months ended June 30, 2014 as compared with corresponding prior-year period revenue of $4,008,082. Revenue increased by 21.5 percent to $8,153,286 for the six months ended June 30, 2014 as compared with corresponding prior-year period revenue of $6,709,538.

For the three months ended June 30, 2014, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 6.6 percent to approximately $1,933,000 as compared to approximately $1,814,000 in the three months ended June 30, 2013. The increase was due to an increase in demand at the Heliport for the quarter ended June 30, 2014 as compared to the same period in 2013. This increase was partially offset by a lower volume of gallons, particularly gallons associated with our military fueling operations, due to significantly higher demand in the quarter ended June 30, 2013, which demand did not recur during the same period in 2014.

For the three months ended June 30, 2014, revenue associated with services and supply items increased by 45.2 percent to approximately $3,146,000 as compared to approximately $2,167,000 in the three months ended June 30, 2013. The increase was driven by increased activity at the Heliport for the quarter ended June 30, 2014 as compared to the same period in 2013, as well as related revenue in our acquired MRO business, which revenue had no corresponding comparison in the three months ended June 30, 2014.

For the three months ended June 30, 2014, all other revenue increased by 3.7 percent to approximately $28,000 as compared to approximately $27,000 in the three months ended June 30, 2013.

For the six months ended June 30, 2014, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 1.4 percent to approximately $3,222,000 as compared to approximately $3,178,000 in the six months ended June 30, 2013. The increase was due to an increase in demand at the Heliport for the six months ended June 30, 2014 as compared to the same period in 2013. This increase was partially offset by a lower volume of gallons, particularly gallons associated with our military fueling operations, due to significantly higher demand in the six months ended June 30, 2013, which demand did not recur during the same period in 2014.

For the six months ended June 30, 2014, revenue associated with services and supply items increased by 39.3 percent to approximately $4,875,000 as compared to approximately $3,500,000 in the six months ended June 30, 2013. The increase was driven by increased activity at the Heliport for the six months ended June 30, 2014 as compared to the same period in 2013, as well as related revenue in our acquired MRO business, which revenue had no corresponding comparison in the six months ended June 30, 2013.

For the six months ended June 30, 2014, all other revenue increased by 40 percent to approximately $56,000 as compared to approximately $40,000 in the six months ended June 30, 2013. The increase was largely attributable to miscellaneous revenue recorded in the six months ended June 30, 2014 that did not recur in the same period last year.

GROSS PROFIT

Total gross profit increased 24 percent to $2,513,312 in the three months ended June 30, 2014 as compared to $2,026,541 in the three months ended June 30, 2013. Gross margin decreased to 49.2 percent in the three months ended June 30, 2014 as compared to 50.6 percent in the same period in the prior year. The decrease in gross margin was largely driven by increases in services and supply items as a result of our MRO acquisition. The MRO business operates on a slightly lower margin than the remainder of services and supply items. The lack of comparison MRO revenue or gross profit in the quarter ended June 30, 2013 led to the overall decline in gross margin.

Total gross profit increased 17.9 percent to $3,767,516 in the six months ended June 30, 2014 as compared to $3,195,765 in the six months ended June 30, 2013. Gross margin decreased to 46.2 percent in the six months ended June 30, 2014 as compared to 47.6 percent in the same period in the prior year. The decrease in gross margin was largely driven by increases in services and supply items as a result of our MRO acquisition. The MRO business operates on a slightly lower margin than the remainder of services and supply items. The lack of comparison MRO revenue or gross profit in the quarter ended June 30, 2013 led to the overall decline in gross margin.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, were $2,032,000 in the three months ended June 30, 2014, representing an increase of approximately $566,000 or 38 percent, as compared to the same period in 2013. Total selling, general and administrative expenses, or SG&A, were $3,245,000 in the six months ended June 30, 2014, representing an increase of approximately $851,000 or 36 percent, as compared to the same period in 2013.

SG&A associated with our aviation services operations were approximately $1,966,000 in the three months ended June 30, 2014, representing an increase of approximately $564,000, or 38.6 percent, as compared to the three months ended June 30, 2013. SG&A associated with our aviation services operations, as a percentage of revenue, was 38.5 percent for the three months ended June 30, 2014, as compared with 35 percent in the corresponding prior year period. Again, the increases on a dollar and margin basis are related to our MRO acquisition, which had no corresponding costs in the quarter ended June 30, 2013.

Corporate SG&A was approximately $66,000 for the three months ended June 30, 2014, representing an increase of approximately $2,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income for the three and six months ended June 30, 2014 was $481,458 and $522,968, respectively, as compared to $560,330 and $801,936, respectively, in the three and six months ended June 30, 2013. The decline on a year-over-year basis was driven by higher costs, as described above.

Depreciation and Amortization

Depreciation and amortization was approximately $268,000 and $225,000 for the six months ended June 30, 2014 and 2013, respectively.

Interest Income/Expense

Interest income for the six months ended June 30, 2014 was approximately $5,900, as compared to $9,800 in the six months ended June 30, 2013, with the decrease largely attributable to lower rates of interest in connection with deposited amounts. Interest expense for the six months ended June 30, 2014 was approximately $49,000, as compared to $54,000 in the same period in 2013.

Other Expense – Hurricane Sandy

Other expenses of approximately $111,000 were recorded in connection with reconstruction efforts in the aftermath of Hurricane Sandy, as described at greater length in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no comparable expenses in the 2014 reporting period.

Income Tax

Income tax expense for the three and six months ended June 30, 2014 was approximately $256,000 and $270,000, respectively, as compared to approximately $317,000 and $381,000, respectively, during the same period in 2013. The decrease is attributable to lower pre-tax income in the six months ended June 30, 2014 as compared to the same period in 2013.

Net Income Per Share

Net income was $221,029 and $291,489 for the six months ended June 30, 2014 and 2013, respectively. The decline in results is an outcome of the performance characteristics described above.

Basic and diluted net income per share for the six month periods ended June 30, 2014 and 2013 were $0.01.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had cash of $428,245 and a working capital surplus of $615,298. For the six months ended June 30, 2014, we generated revenue from continuing operations of $8,153,286 and net income from continuing operations of $221,029. For the six months ended June 30, 2014, cash flows included net cash provided by operating activities of $611,580, net cash used in investing activities of $81,347, and net cash used in financing activities of $248,213.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contains three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provide that thirty days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a sixty month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.91% as of June 30, 2014). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of June 30, 2014, there was $1,327,500 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.7% as of June 30, 2014) and is annually renewable at PNC Bank’s option. As of June 30, 2014, the outstanding balance of the PNC Working Capital Line was $550,000.

The PNC Term Loan was utilized to retire our previously outstanding miscellaneous debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.95% as of June 30, 2014) and principal and interest payments being made over a thirty-four month period.

We are party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. We paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018. During the six months ended June 30, 2014 and 2013, we incurred approximately $1,086,000 and $848,000, respectively, in concession fees, which are recorded in the cost of revenue.

During the six months ended June 30, 2014, we had a net increase in cash of $282,020. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2014, net cash provided by operating activities was $611,580. This amount included an increase in operating cash related to net income of $221,029 and additions for the following items: (i) depreciation and amortization, $268,346; (ii) stock based compensation, $15,391; (iii) inventories, $26,046; (iv) deposits, $1,660; (v) deferred income taxes, $15,000; (vi) accounts payable, $646,783; (vii) accrued expenses, $70,914; and (viii) customer deposits, $1,321. The increase in operating cash in 2014 was offset by the following decreases: (i) accounts receivable, trade, $508,156; and (ii) prepaid expenses and other current assets, $146,754.

For the six months ended June 30, 2013, net cash provided by operating activities was $211,386. This amount included an increase in operating cash related to net income of $291,489 and additions for the following items: (i) depreciation and amortization, $224,947; (ii) deferred income taxes, $194,000; (iii) customer deposits, $14,619; (iv) accounts receivable recovery, $147,928; and (v) stock-based compensation expense, $16,515. The increase in cash used in operating activities in 2013 was offset by the following decreases: (i) accounts receivable, trade, $381,073; (ii) accrued expenses, $63,181; (iii) accounts payable, $117,087; (v) prepaid expenses, $107,307; and (v) inventories, $9,464.

Cash from Investing Activities

For the six months ended June 30, 2014, net cash of $81,347 was used in investing activities for the purchase of $138,443 in property and equipment offset by the repayment of notes receivable of $57,096. For the six months ended June 30, 2013, net cash of $321,118 was used in investing activities for the purchase of $689,379 in property and equipment net of accounts receivable insurance recovery of $315,014, offset by the repayment of notes receivable of $53,247.

Cash from Financing Activities

For the six months ended June 30, 2014, net cash used in financing activities was $248,213, consisting of a drawdown from the line of credit of $175,000 offset by the repayment of notes payable of $423,213. For the six months ended June 30, 2013, net cash provided by financing activities was $40,260, consisting of (i) borrowings from notes payable, $280,920; (ii) line of credit, net, $300,607; offset by (iii) the repayment of notes payable of $541,267.

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

Saker Aviation Services, Inc.

Date: August 14, 2014	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

