Form 10-Q
period 2014-09-30
Saker Aviation Services, Inc.
filed 2014-11-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

or

☐C	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐          No ☒

As of November 14, 2014, the registrant had 33,107,610 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2014

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$469,943	$146,405
Accounts receivable	2,091,844	1,626,639
Inventories	271,155	338,513
Note receivable – current portion, less discount	130,500	116,219
Prepaid expenses and other current assets	1,410,449	999,479
Total current assets	4,373,891	3,227,255

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,569,812 and $1,249,362 respectively	2,182,838	2,444,840

OTHER ASSETS
Deposits	178,524	180,184
Note receivable, less current portion and discount	0	76,110
Intangible assets	360,000	360,000
Goodwill	1,080,380	1,080,380
Total other assets	1,618,904	1,696,674
TOTAL ASSETS	$8,175,633	$7,368,769

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,585,227	$869,968
Customer deposits	224,282	131,548
Line of credit	550,000	375,000
Accrued expenses	725,783	555,177
Notes payable – current portion	441,865	992,862
Total current liabilities	3,527,157	2,924,555

LONG-TERM LIABILITIES
Deferred income taxes	155,000	140,000
Notes payable - less current portion	1,049,710	1,284,440
Total liabilities	4,731,867	4,348,995

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 33,107,610 and 33,057,610 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	33,108	33,057
Additional paid-in capital	19,948,848	19,925,807
Accumulated deficit	(16,538,190)	(16,939,090)
TOTAL STOCKHOLDERS’ EQUITY	3,443,766	3,019,774
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,175,633	$7,368,769

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUE	$5,517,423	$4,065,462	$13,670,711	$10,775,000
COST OF REVENUE	3,194,610	2,242,026	7,580,380	5,755,799
GROSS PROFIT	2,322,813	1,823,436	6,090,331	5,019,201

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,882,667	1,435,146	5,127,217	3,828,975

OPERATING INCOME FROM CONTINUING OPERATIONS	440,146	388,290	963,114	1,190,226

OTHER INCOME (EXPENSE)
OTHER INCOME (EXPENSE), net	(45,000)	6,402	(33,806)	15,477
OTHER EXPENSE – HURRICANE SANDY	—	—	—	(111,145)
INTEREST INCOME	788	4,172	6,693	13,926
INTEREST EXPENSE	(22,063)	(29,789)	(71,101)	(83,312)
TOTAL OTHER EXPENSE, net	(66,275)	(19,215)	(98,214)	(165,054)

INCOME FROM CONTINUING OPERATIONS, before income taxes	373,871	369,075	864,900	1,025,172
INCOME TAX (EXPENSE) BENEFIT
CURRENT	(179,000)	(69,000)	(449,000)	(256,000)
DEFERRED	(15,000)	614,000	(15,000)	420,000
INCOME TAX (EXPENSE) BENEFIT	(194,000)	545,000	(464,000)	164,000
INCOME FROM CONTINUING OPERATIONS	179,871	914,075	400,900	1,189,172
DISCONTINUED OPERATIONS	—	(2,281,880)	—	(2,265,488)
NET INCOME (LOSS)	$179,871	$(1,367,805)	$400,900	$(1,076,316)
Basic and Diluted Net Income (Loss) Per Common Share	$0.01	$(0.04)	$0.01	$(0.03)
Weighted Average Number of Common Shares – Basic	33,107,610	33,057,610	33,106,511	33,048,321
Weighted Average Number of Common Shares - Diluted	34,289,088	34,522,562	34,287,989	34,513,273

See notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$400,900	$(1,076,316)
Adjustments:
Depreciation and amortization	421,105	355,934
Stock based compensation	23,092	27,232
Changes in operating assets and liabilities:
Accounts receivable, trade	(465,205)	(471,709)
Accounts receivable, insurance recovery	—	147,928
Inventories	67,358	217,447
Prepaid expenses and other current assets	(410,970)	(239,515)
Deposits	1,660	—
Deferred income taxes	15,000	(420,000)
Accounts payable	715,259	(217,743)
Customer deposits	92,734	7,720
Accrued expenses	170,606	(76,775)
Impaired goodwill and trade name, discontinued operations	0	1,938,284
TOTAL ADJUSTMENTS	630,639	1,268,803

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,031,539	192,487

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	61,829	80,575
Purchase of property and equipment	(159,103)	(543,918)
Purchase of assets, net of liabilities	—	(1,338,204)
Accounts receivable, insurance recovery	—	315,014
NET CASH USED IN INVESTING ACTIVITIES	(97,274)	(1,486,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from notes payable	—	1,630,920
Repayment of notes payable	(785,727)	(760,973)
Proceeds from line of credit	175,000	300,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(610,727)	1,169,947

NET CHANGE IN CASH	323,538	(124,099)

CASH – Beginning	146,405	250,408
CASH – Ending	$469,943	$126,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$71,101	$83,312
Income Taxes	$207,287	$182,200

See notes to condensed consolidated financial statements.

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to the Quarterly Report on Form 10-Q, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The condensed consolidated balance sheet and statements of cash flows as of September 30, 2014 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of September 30, 2014 and its results of operations for the three and nine months ended September 30, 2014, and cash flows for the nine months ended September 30, 2014 not misleading. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated events which have occurred subsequent to September 30, 2014 , and through the date of the filing of the Quarterly Report on Form 10-Q with the SEC, and has determined that no subsequent events have occurred after the current reporting period.

NOTE 2 – Management’s Liquidity Plans

As of September 30, 2014, the Company had cash of $469,943 and had a working capital surplus of $846,734. For the nine months ended September 30, 2014, the Company generated revenue of $13,670,711 and net income of $400,900.

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

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provide that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.91% as of September 30, 2014). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of September 30, 2014, there was $1,260,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for the Company’s working capital needs and for general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.66% as of September 30, 2014) and the PNC Working Capital Line is annually renewable at PNC Bank’s option. As of September 30, 2014, the outstanding balance of the PNC Working Capital Line was $550,000.

The PNC Term Loan was dispersed to settle miscellaneous Company debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.91% as of September 30, 2014) and principal and interest payments shall be made over a 34 month period. As of September 30, 2014, the outstanding balance of the PNC Term Loan was $152,499.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1.2 million in the first year of the term and minimum annual guaranteed payments increase to approximately $1.7 million by the final year of Concession Agreement, which expires on October 31, 2018. During the nine months ended September 30, 2014, the Company incurred approximately $2,050,000 in concession fees, which is recorded in the cost of revenue.

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

The following table presents the unaudited pro forma results of the continuing operations of the Company and PRA for the nine month period ending September 30, 2013 as if PRA had been acquired at the beginning the period:

Nine Months Ended September 30, 2013
Revenue	$12,802,422
Income from continuing operations	1,357,279
Basic net income per common share	$0.04

Weighted Average Number of Common Shares Outstanding – Basic	33,048,321

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

Net Income Per Common Share

Net income was $179,871 and $400,900 for the three and nine months ended September 30, 2014, respectively. Net loss was $1,367,805 and $1,076,316 for the three and nine months ended September 30, 2013, respectively. Basic net income (loss) per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014*	2013*	2014*	2013*
Weighted average common shares outstanding, basic	33,107,610	33,057,610	33,106,511	33,048,321
Common shares upon exercise of options	1,181,478	1,464,952	1,181,478	1,464,952
Weighted average common shares outstanding, diluted	34,289,088	34,522,562	34,287,989	34,513,273

(*1) Potential common shares of 1,550,000 and 950,000 for the nine months ended September 30, 2014 and 2013, respectively, were excluded from the computation of diluted earnings as their exercise prices were greater than the average market price of the common stock for the three and nine months ended September 30, 2014 and 2013, respectively.

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the nine months ended September 30, 2014 and 2013, the Company incurred stock based compensation costs of $23,092 and $27,232 respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2014, the unamortized fair value of the options was $0.

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

NOTE 5 – Discontinued Operations

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2013, and further described in NOTE 7 – “Subsequent Events” in the Company’s June 30, 2013 Quarterly Report on Form 10-Q, the Company’s attempts to secure a preliminary injunction in connection with its lease at the Wilkes-Barre/Scranton International Airport were unsuccessful. As a result, effective August 31, 2013, the Company no longer served as a fixed base operator (“FBO Operator”) at that airport. The results of business activities previously conducted by the Company at the Wilkes-Barre/Scranton International Airport have been recorded in this Quarterly Report on Form 10-Q as Discontinued Operations.

Components of discontinued operations are as follows:

As of September 30, 2014 and December 31, 2013, assets principally consisting of trade receivables and equipment of $0 and $160,000, respectively, and liabilities principally consisting of accrued expenses of $0 and $28,000, respectively, were included in the consolidated balance sheets.

	For the Nine Months Ended September 30,
	2014	2013

Revenue	$—	$3,100,233
Cost of revenue	—	2,350,109
Gross profit	—	750,124
Operating expenses	—	863,718
Operating loss from discontinued operations	—	(113,594)
Interest expense, net	—	(4,326)
Impairment of goodwill, intangible and fixed assets	—	(2,080,755)
Other expense, net	—	(66,813)
Income tax expense	—	—
Net loss from discontinued operations	—	(2,265,488)
Basic net loss per common share	$0.00	$(0.07)
Weighted average number of common shares outstanding, basic	33,106,511	33,048,321

NOTE 6 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of September 30, 2014 and December 31, 2013 is set forth in the following table:

	September 30, 2014	December 31, 2013
Parts inventory	$202,708	$204,899
Fuel inventory	52,080	116,938
Other inventory	16,367	16,676
Total inventory	$271,155	$338,513

Included in inventories are amounts held for third parties of $71,378 and $11,666 as of September 30, 2014 and December 31, 2013, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 7 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the three and nine months ended September 30, 2014 and 2013, the Company was billed by Wachtel & Missry, LLP approximately $0 for legal services. At September 30, 2014 and December 31, 2013, the Company has recorded an obligation of approximately $0 and $250, respectively, in accounts payable related to legal services provided by Wachtel & Missry, LLP for prior periods.

On August 29, 2011, the Company entered into a redemption agreement with the non-controlling interest in a subsidiary of the Company (the “Redemption Agreement”). Pursuant to the terms of the Redemption Agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement and an additional approximately $2,260,505 was paid through September 30, 2014. The balance of $64,495 is recorded as a current liability at a discount rate of seven (7%) percent. Continuing earn-out payments will be made on a monthly basis in an amount equal to (i) five percent (5%) of the subsidiary’s gross receipts, plus (ii) five percent (5%) of the subsidiary’s pre-tax profit.

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

Our business activities at the Downtown Manhattan (New York) Heliport facility (the “Heliport”) commenced as a result of the Company’s award of the Concession Agreement by the City of New York to operate the Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”). See Note 2 to the consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.

The Bartlesville facility became part of our company as a result of our acquisition of all of the outstanding stock of Phoenix Rising Aviation, Inc. (“PRA”) on August 15, 2013.

We ceased operations at our former FBO at Wilkes-Barre, Pennsylvania on August 31, 2013.

REVENUE AND OPERATING RESULTS

Comparison of the Three and Nine Months Ended September30, 2014 and September 30, 2013.

REVENUE

Revenue increased by 35.7 percent to $5,517,423 for the three months ended September 30, 2014 as compared with corresponding prior-year period revenue of $4,065,461. Revenue increased by 26.9 percent to $13,670,711 for the nine months ended September 30, 2014 as compared with corresponding prior-year period revenue of $10,775,000.

For the three months ended September 30, 2014, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 28.8 percent to approximately $2,166,000 as compared to approximately $1,682,000 in the three months ended September 30, 2013. The increase was due to a 33.4% increase in fuel gallons, which offset a slightly lower average revenue per gallon. The average revenue per gallon decrease was due to a shift in the mix of fuel sold by category as compared to the prior year

For the three months ended September 30, 2014, revenue associated with services and supply items increased by 40.9 percent to approximately $3,322,000 as compared to approximately $2,358,000 in the three months ended September 30, 2013. The increase was primarily driven by revenue from the MRO business acquired on August 15, 2013, which recognized a full three months of activity in 2014 as compared to several weeks in the 2013 period.

For the three months ended September 30, 2014, all other revenue increased by 15.0 percent to approximately $30,000 as compared to approximately $26,000 in the three months ended September 30, 2013.

For the nine months ended September 30, 2014, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 10.9 percent to approximately $5,388,000 as compared to approximately $4,860,000 in the nine months ended September 30, 2013. The increase was due to the same driving factors described above for the three months ended September 30, 2014.

For the nine months ended September 30, 2014, revenue associated with services and supply items increased by 40.1 percent to approximately $8,197,000 as compared to approximately $5,850,000 in the nine months ended September 30, 2013. The increase was also due to the same driving factors described above for the three months ended September 30, 2014.

For the nine months ended September 30, 2014, all other revenue increased by 31.2 percent to approximately $86,000 as compared to approximately $65,000 in the nine months ended September 30, 2013. The increase was largely attributable to miscellaneous revenue recorded in the nine months ended September 30, 2014 that did not occur in the same period last year.

GROSS PROFIT

Total gross profit increased 27.4 percent to $2,322,813 in the three months ended September 30, 2014 as compared to $1,823,436 in the three months ended September 30, 2013. Gross margin decreased to 42.1 percent in the three months ended September 30, 2014 as compared to 44.9 percent in the same period in the prior year. The decrease in gross margin was largely driven by increases in services and supply items as a result of our MRO acquisition. The MRO business operates on a slightly lower margin than the remainder of services and supply items. The lack of comparison MRO revenue or gross profit in the quarter ended September 30, 2013 led to the overall decline in gross margin.

Total gross profit increased 21.3 percent to $6,090,331 in the nine months ended September 30, 2014 as compared to $5,019,201 in the nine months ended September 30, 2013. Gross margin decreased to 44.6 percent in the nine months ended September 30, 2014 as compared to 46.6 percent in the same period in the prior year. The decrease in gross margin was largely due to the same driving factors described above for the three months ended September 30, 2014.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, were approximately $1,883,000 in the three months ended September 30, 2014, representing an increase of approximately $448,000 or 31 percent, as compared to the same period in 2013. Total selling, general and administrative expenses, or SG&A, were approximately $5,127,000 in the nine months ended September 30, 2014, representing an increase of approximately $1,298,000 or 34 percent, as compared to the same period in 2013.

SG&A associated with our aviation services operations were approximately $1,792,000 in the three months ended September 30, 2014, representing an increase of approximately $443,000, or 32.8 percent, as compared to the three months ended September 30, 2013. SG&A associated with our aviation services operations, as a percentage of revenue, was 32.5 percent for the three months ended September 30, 2014, as compared with 33.2 percent in the corresponding prior year period. The increases on a dollar and margin basis are related to our MRO acquisition.

SG&A associated with our aviation services operations were approximately $4,879,000 in the nine months ended September 30, 2014, representing an increase of approximately $1,254,000, or 34.6 percent, as compared to the nine months ended September 30, 2013. SG&A associated with our aviation services operations, as a percentage of revenue, was 35.7 percent for the nine months ended September 30, 2014, as compared with 33.6 percent in the corresponding prior year period. Again, the increases on a dollar and margin basis are related to our MRO acquisition.

Corporate SG&A was approximately $91,000 and $248,000 for the three and nine months ended September 30, 2014, respectively. There was no material change from the corresponding three month period in 2013 and an increase of approximately $44,000 or 21.6% in the nine month period comparison. Increases in the nine-months ended September 30, 2014 were due to larger amounts of accounting expense, consulting fees, and depreciation expense as compared to the same period in 2013.

OPERATING INCOME

Operating income for the three and nine months ended September 30, 2014 was $440,146 and $963,114, respectively, as compared to $388,290 and $1,190,226, respectively, in the three and nine months ended September 30, 2013.

Depreciation and Amortization

Depreciation and amortization was approximately $421,000 and $356,000 for the nine months ended September 30, 2014 and 2013, respectively.

Interest Income/Expense

Interest income for the nine months ended September 30, 2014 was approximately $6,700, as compared to $13,900 in the nine months ended September 30, 2013 with the decrease largely attributable to lower rates of interest in connection with deposited amounts. Interest expense for the nine months ended September 30, 2014 was approximately $71,000, as compared to $83,000 in the same period in 2013.

Other Expense – Hurricane Sandy

Other expenses of approximately $111,000 were recorded in connection with reconstruction efforts in the aftermath of Hurricane Sandy, as described at greater length in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no comparable expenses in the 2014 reporting period.

Income Tax

Income tax expense for the three and nine months ended September 30, 2014 was approximately $194,000 and $464,000, respectively, as compared to income tax benefit of approximately $545,000 and $164,000, respectively, during the same period in 2013. The year over year change in is due to the tax benefit from the loss from discontinued operations recorded in 2013.

Net Income Per Share

Net income (loss) was $400,900 and $(1,076,316) for the nine months ended September 30, 2014 and 2013, respectively. The change in year over year is primarily due to the loss from discontinued operations recorded in 2013.

Basic and diluted net income (loss) per share for the nine month periods ended September 30, 2014 and 2013 were $0.01 and $(0.03), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had cash of $469,943 and a working capital surplus of $846,734. For the nine months ended September 30, 2014, we generated revenue from continuing operations of $13,670,711 and net income from continuing operations of $400,900. For the nine months ended September 30, 2014, cash flows included net cash provided by operating activities of $1,031,539, net cash used in investing activities of $97,274, and net cash used in financing activities of $610,727. .

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contains three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provide that thirty days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a sixty month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.91% as of September 30, 2014). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of September 30, 2014, there was $1,260,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.66% as of September 30, 2014) and is annually renewable at PNC Bank’s option. As of September 30, 2014, the outstanding balance of the PNC Working Capital Line was $550,000.

The PNC Term Loan was utilized to retire our previously outstanding miscellaneous debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.91% as of September 30, 2014) and principal and interest payments being made over a thirty-four month period. At September 30, 2014, the outstanding balance of the PNC Term Loan was $152,499.

We are party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. We paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018. During the nine months ended September 30, 2014 and 2013, we incurred approximately $2,050,000 and $1,600,000, respectively, in concession fees, which are recorded in the cost of revenue.

During the nine months ended September 30, 2014, we had a net increase in cash of $323,538. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the nine months ended September 30, 2014, net cash provided by operating activities was $1,031,539. This amount included an increase in operating cash related to net income of $400,900 and additions for the following items: (i) depreciation and amortization, $421,105; (ii) stock based compensation, $23,092; (iii) inventories, $67,358; (iv) deposits, $1,660; (v) deferred income taxes, $15,000; (vi) accounts payable, $715,259; (vii) accrued expenses, $170,606; and (viii) customer deposits, $92,734. The increase in operating cash in 2014 was offset by the following decreases: (i) accounts receivable, trade, $465,205; and (ii) prepaid expenses and other current assets, $410,970. .

For the nine months ended September 30, 2013, net cash provided by operating activities was $192,487. This amount included a decrease in operating cash related to net loss of $1,076,316 and additions for the following items: (i) depreciation and amortization, $355,934; (ii) customer deposits, $7,720; (iii) stock-based compensation expense, $27,232; (iv) inventories, $217,447; (v) accounts receivable, insurance recovery, $147,928; and (vi) impairment of goodwill, discontinued operations, $1,938,284. The increase in cash used in operating activities in 2013 was offset by the following decreases: (i) accounts receivable, trade, $471,709; (ii) deferred income taxes, $420,000; (iii) accrued expenses, $76,775; (iv) accounts payable, $217,743; and (v) prepaid expenses, $239,515.

Cash from Investing Activities

For the nine months ended September 30, 2014, net cash of $97,274 was used in investing activities for the (i) purchase of $159,103 in property and equipment; (ii) offset by the repayment of notes receivable of $61,829. For the nine months ended September 30, 2013, net cash of $1,486,533 was used in investing activities for (i) the purchase of $543,918 in property and equipment; and (ii) purchase of assets, net of liabilities of $1,338,204; offset by (i) the repayment of notes receivable of $80,575; and (ii) accounts receivable, insurance recover of $315,014.

Cash from Financing Activities

For the nine months ended September 30, 2014, net cash used in financing activities was $610,727, consisting of (i) a drawdown from the line of credit of $175,000; (ii) offset by the repayment of notes payable of $785,727. For the nine months ended September 30, 2013, net cash provided by financing activities was $1,169,947, consisting of (i) borrowings from notes payable, $1,630,920; (ii) line of credit, net, $300,000; offset by (iii) the repayment of notes payable of $760,973.

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

Saker Aviation Services, Inc.

Date: November 14, 2014	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

