Form 10-K
period 2014-12-31
Saker Aviation Services, Inc.
filed 2015-03-31
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

 ☒    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of such business day was $1,270,044.

As of March 31, 2015, the Registrant had 33,107,610 shares of its Common Stock, par value $.001 per share, issued and outstanding.

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

Discontinued Operations

As disclosed in a Report on Form 8-K we filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2013, and as further described in “Note 7 – Subsequent Events” in our June 30, 2013 Form 10-Q, effective August 31, 2013, we no longer serve as a fixed base operator (“FBO Operator”) at the Wilkes-Barre/Scranton International Airport. Accordingly, the results of business activities previously conducted by us at the Wilkes-Barre/Scranton International Airport have been recorded in this Annual Report on Form 10-K as Discontinued Operations.

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

Customers

For the fiscal year ended December 31, 2014, three customers represented approximately 57% of our revenue. The loss of any of these three customers could represent a significant decrease in revenue that may adversely affect our business and result of operations. Additionally, four accounts represented approximately 77% of the balance of accounts receivable at December 31, 2014. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. We depend significantly on our business with these four customers.

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

Costs and Effects of Complying With Environmental Laws

We are subject to a variety of federal, state and local environmental laws and regulations, including those that govern health and safety requirements, the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean-up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and may be periodically subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We intend to comply with these laws and regulations. However, from time to time, our operations may not be in full compliance with the terms and conditions of our permits or licenses. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations are in material compliance with applicable environmental laws and requirements and that any potential non-compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Although the cost of achieving and maintaining compliance with environmental laws and requirements has not been material, we can provide no assurance that such cost will not become material in the future.

Employees

As of December 31, 2014, we employed 57 persons, 42 of which were employed on a full-time basis, and one of which was an executive officer. All of our personnel are employed in connection with our operations in New York, Oklahoma and Kansas.

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

We could be adversely affected by increases in the price, or decreases in the availability, of jet fuel.

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

For the fiscal year ended December 31, 2014, three customers represented approximately 57% of our revenue. Additionally, four accounts represented approximately 77% of the balance of accounts receivable at December 31, 2014. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. The loss of any of our key customers, or the inability of such customers to pay amounts due to us, could result in a significant decrease in revenue that may adversely affect our business and result of operations.

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

We are subject to a variety of federal, state and local environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean-up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and may be periodically subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations, the failure to have required permits or the failure to comply with the terms and conditions of such permits. We intend to comply with all laws and regulations, however, from time to time, our operations may not be in full compliance with the terms and conditions of our permits. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations are in material compliance with applicable environmental laws, requirements and permits and any lapses in compliance are not expected to result in us incurring material liability or cost to achieve compliance. However, there can be no assurance that our operations will remain in material compliance with applicable environmental laws and requirements. Historically, the costs of achieving and maintaining compliance with environmental laws, requirements and permits have not been material; however, the operation of our business entails risks in these areas and a failure by us to comply with applicable environmental laws, regulations or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup and/or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures. Moreover, if applicable environmental laws and regulations, or the interpretation or enforcement thereof, become more stringent in the future, we could incur capital or operating costs beyond those currently anticipated and our business and results of operations could be harmed.

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

As of March 31, 2015, there were 33,107,610 shares of our common stock outstanding. If all of our outstanding common stock purchase warrants and options were exercised, there would be 35,357,610 shares outstanding, an increase of 6.8%. Any further issuances due to additional equity financings, the granting of additional options or the anti-dilution provisions in our warrants could further dilute our existing stockholders, which could cause the value of our common stock to decline.

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

Our Board of Directors currently has the right to authorize the issuance of up to 9,999,154 shares of one or more series of our preferred stock with such voting, dividend and other rights as our directors determine. Such action can be taken by our Board of Directors without the approval of our shareholders. Accordingly, the holders of any new series of preferred stock could be granted voting rights that reduce the voting power of the holders of our common stock. For example, the preferred holders could be granted the right to vote on a merger as a separate class even if the merger would not have an adverse effect on their rights. This right, if granted, would give such preferred holders a veto with respect to any merger proposal. Alternatively, such preferred holders could be granted a large number of votes per share while voting as a single class with the holders of our common stock, thereby diluting the voting power of the holders of our common stock. In addition, the holders of any new series of preferred stock could be given the option to redeem their shares for cash in the event of a merger. This would make acquiring us less attractive to a potential buyer. Thus, our board could authorize the issuance of shares of the new series of preferred stock in order to defeat a proposal for the acquisition of our company that a majority of the holders of our common stock otherwise favor.

Our common stock may not continue to be traded on the OTCQB.

We cannot provide any assurance that our common stock will continue to be eligible to trade on the OTCQB Marketplace (“OTCQB”). Should our common stock cease to trade on the OTCQB and fail to qualify for listing on a stock exchange (including Nasdaq), our common stock would only trade in the “pink sheets” which generally provides an even less liquid market than the OTCQB. In such event, stockholders may find it more difficult to trade their shares of our common stock or to obtain accurate and current information concerning market prices for our common stock.

Our management team currently has influential voting power.

As of March 31, 2015, our executive officer, directors and their family members and associates, collectively, are entitled to vote 7,540,033 shares, or 22.8%, of the 33,107,610 shares of our outstanding shares of common stock. Accordingly, and, because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our Board of Directors, which is currently comprised of one independent director, a director who is a managing partner of a law firm which provides legal services to us, and two executive officer/directors.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.            PROPERTIES

As of March 31, 2015, we lease office space at the following locations:

Location	Purpose	Space	Annual Rental	Expiration

2117 S. Air Service Road Garden City, Kansas	Kansas FBO location	17,640 square feet	$26,244	December 31, 2030

406 NW Wiley Post Rd Bartlesville, Oklahoma	Oklahoma MRO location	33,302 square feet	$61,680	April 1, 2022

600 Hayden Circle Allentown, Pennsylvania	Pennsylvania Office location	360 square feet	$6,214	Month-to- Month

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

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2013	$0.100	$0.067

June 30, 2013	$0.112	$0.078

September 30, 2013	$0.100	$0.030

December 31, 2013	$0.095	$0.050

March 31, 2014	$0.098	$0.080

June 30, 2014	$0.095	$0.050

September 30, 2014	$0.070	$0.040

December 31, 2014	$0.088	$0.050

Holders

As of March 31, 2015, there were approximately 285 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

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

Consolidated Statement of Operations Data:	Year Ended December 31, 2014	Year Ended December 31, 2013
(in thousands, except for share and per share data)
Revenue from Continuing Operations	$18,288	$14,762
Income from Continuing Operations, before income tax expense	$324	$828
Income tax (expense)	$(190)	$(463)
Income from Continuing Operations, net of income taxes	$134	$365
Discontinued operations, net of income taxes	$0	$(2,188)
Net income (loss)	$134	$(1,823)
Net income (loss) per share – basic	$0.00	$(0.06)
Net income (loss) per share – diluted	$0.00	$(0.06)
Weighted average number of shares – basic	33,106,788	33,050,688
Weighted average number of shares – diluted	33,327,817	33,050,688

Balance Sheet Data: (in thousands)	December 31, 2014	December 31, 2013
Working capital surplus	$846	$303
Total assets	$6,706	$6,910
Total liabilities	$3,516	$3,890
Stockholders’ equity	$3,190	$3,020
Total liabilities and Stockholders’ equity	$6,706	$6,910

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations

As disclosed in a Report on Form 8-K we filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2013, and as further described in “Note 7 – Subsequent Events” in our June 30, 2013 Form 10-Q, effective August 31, 2013, we no longer serve as a fixed base operator (“FBO Operator”) at the Wilkes-Barre/Scranton International Airport. Accordingly, the results of business activities previously conducted by us at the Wilkes-Barre/Scranton International Airport have been recorded in this Annual Report on Form 10-K as Discontinued Operations.

Comparison of Continuing Operations for the Years Ended December 31, 2014 and December 31, 2013.

REVENUE

Revenue from continuing operations increased by 23.9 percent to $18,287,784 for the twelve months ended December 31, 2014 as compared with corresponding prior-year period revenue of $14,761,991.

For the twelve months ended December 31, 2014, revenue from continuing operations associated with services and supply items increased by 35.3 percent to approximately $11,000,000 as compared to approximately $8,100,000 in the twelve months ended December 31, 2013. The increase was driven by higher levels of activity and related revenue in Heliport operations, full-year revenue from our MRO in Oklahoma in comparison with a partial year in 2013, and increased revenues from the development of aircraft deicing services in our Kansas facility.

For the twelve months ended December 31, 2014, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items increased by 10.4 percent to approximately $7,100,000 as compared to approximately $6,500,000 in the twelve months ended December 31, 2013. The increase was related to a combination of higher volume of gallons along with higher average fuel prices as compared with the prior year. We generally price our fuel products on a fixed dollar margin basis. As the cost of fuel increases, the corresponding customer price increases as well. If volume is constant, this methodology yields higher revenue but at comparable gross margins.

For the twelve months ended December 31, 2014, all other revenue decreased by 11.3 percent to approximately $134,000 as compared to approximately $151,000 in the twelve months ended December 31, 2013 as certain one-time revenue events from 2013 did not recur in 2014.

GROSS PROFIT

Total gross profit increased 23.6 percent to $8,218,612 in the twelve months ended December 31, 2014 as compared to $6,651,091 in the twelve months ended December 31, 2013. Gross profit as a percent of revenue was 45 percent in the twelve months ended December 31, 2014 and 2013. The increase in gross profit is related to higher levels of activity and related revenue in our Heliport operations as well as a full year of operations at our MRO in Oklahoma as compared to a partial year in 2013.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative, or SG&A, expenses were $7,092,654 in the twelve months ended December 31, 2014, an increase of approximately $1,488,000 or 26.5 percent, as compared to the same period in 2013.

SG&A associated with our Heliport, MRO and FBO operations were approximately $6,731,000 in the twelve months ended December 31, 2014, an increase of approximately $1,685,000, or 33.4 percent, as compared to the twelve months ended December 31, 2013. The primary source of the increased operating expense was due to a full year of operations at our MRO in Oklahoma as compared to a partial year in 2013. SG&A associated with our FBO operations, as a percentage of revenue, was 36.8 percent for the twelve months ended December 31, 2014, as compared with 34.2 percent in the corresponding prior year period.

Corporate SG&A was approximately $361,000 for the twelve months ended December 31, 2014, representing a decrease of approximately $198,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income from continuing operations for the year ended December 31, 2014 was $1,125,958 as compared to $1,045,997 in the year ended December 31, 2013. The increase in a year-over-year basis is primarily due to a combination of higher levels of revenue leading to increased gross profit, as described above.

Depreciation and Amortization

Depreciation and amortization was approximately $627,000 and $488,000 for the twelve months ended December 31, 2014 and 2013, respectively. The increase in 2014 was largely attributed to the full year of amortization in 2014 of certain intangibles related to the purchase of our Oklahoma MRO as well as depreciation recorded in connection with the capital improvement program at the Heliport.

Interest Income/Expense

Interest income for the year ended December 31, 2014 was $6,693, as compared to $17,617 in year ended December 31, 2013. Interest expense for the year ended December 31, 2014 was $85,929, as compared to $121,476 in the same period in 2013, with the decrease largely attributable to less interest associated with the Redemption Agreement, due to the remaining balance being paid down in 2014, as further described in notes to the financial statements included in Item 8 of this Report under the heading “Related Parties.”

Other Expense – Hurricane Sandy

Other expenses of approximately $111,000 were recorded for the 12 months ended December 31, 2013 in connection with reconstruction efforts in the aftermath of Hurricane Sandy, as described in greater detail in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. There were no comparable expenses in the current year period.

Impairment of Goodwill and Other Intangibles

The Company had $530,000 and $1,080,380 of goodwill at December 31, 2014 and 2013, respectively. The Company assessed its goodwill using the qualitative approach and determined it was more likely than not that the fair value of its goodwill resulting from the purchase of PRA was less than its carrying value and recorded a $550,380 impairment charge at December 31, 2014. Due to macroeconomic, industry and market conditions, the PRA facility has not been able to establish positive cash flow and that future cash flows were insufficient to support any value of goodwill or indefinite live intangibles and has taken an impairment charge in the audited financial statements for their remaining value.

As of December 31, 2014, intangible assets consist of a non-compete agreement ($107,500) and a charter certificate ($35,000). At December 31, 2013, intangible assets consisted of a non-compete agreement ($150,000), trade name ($100,000) customer relationships ($75,000) and a charter certificate ($35,000). At December 31, 2014, the Company recorded an impairment charge of $139,583 for the trade name and customer relationships at the PRA facility using the aforementioned procedures.

Income Tax

Income tax expense for the twelve months ended December 31, 2014 was $190,000, as compared to $463,000 in the same period in 2013. Included in these amounts are paid actual or estimated federal, state and local income taxes along with a charge for deferred income tax at our estimated blended effective tax rate of 39 percent. Paid actual or estimated tax expenses were $693,000 and deferred income tax benefits were $503,000 for the twelve months ended December 31, 2014. Paid actual or estimated tax expenses were $526,000 and deferred income tax benefits were $63,000 for the twelve months ended December 31, 2013.

Net Income (Loss) Per Share

Net income for the twelve months ended December 31, 2014 was $133,747 as compared to net loss of $1,823,092 in the twelve months ended December 31, 2013. The swing was primarily related to the loss associated with discontinued operations in 2013.

Basic and diluted net income per share for the twelve months ended December 31, 2014 was $0.00. Basic and diluted net loss per share for the twelve months ended December 31, 2013 was $0.06.

Liquidity and Capital Resources

As of December 31, 2014, we had cash and cash equivalents of $531,003 and a working capital surplus of $846,407. We generated revenue from continuing operations of $18,287,784 and had net income from continuing operations of $133,747 for the twelve months ended December 31, 2014. For the twelve months ended December 31, 2014, cash flows included net cash provided by operating activities of $1,156,041, net cash provided by investing activities of $1,373, and net cash used in financing activities of $772,816.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contains three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provide that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.91% as of December 31, 2014). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of December 31, 2014, there was $1,192,500 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.67% as of December 31, 2014) and is annually renewable at PNC Bank’s option. As of December 31, 2014, the outstanding balance of the PNC Working Capital Line was $550,000.

The PNC Term Loan was utilized to retire our previously outstanding miscellaneous debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.91% as of December 31, 2014) and principal and interest payments shall be made over a thirty-four month period. At December 31, 2014, $128,420 was outstanding.

We are party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. We paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018. During the twelve months ended December 31, 2014 and 2013, we incurred approximately $2,810,000 and $2,300,000, respectively, in concession fees which are recorded in the cost of revenue.

Our anticipated capital expenditures in 2015 are approximately $50,000 - $100,000.

During the twelve months ended December 31, 2014, we had a net increase in cash of $384,598. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2014, net cash provided by operating activities was $1,156,041. This amount included an increase in operating cash related to net income of $133,747 and additions for the following items: (i) depreciation and amortization, $626,919; (ii) stock-based compensation expense, $36,675; (iii) inventories, $39,174; (iv) accounts payable, $126,463, (v) deposits, $4,873; (vi) accrued expenses, $408,893; (vii) impaired goodwill and other intangibles, $689,963, and (viii) prepaid expenses, $15,537. The increase in cash provided by operating activities in 2014 was offset by the following items: (i) accounts receivable, $423,203; and deferred income taxes, $503,000. For the year ended December 31, 2013, net cash provided by operating activities was $591,928. This amount included a decrease in operating cash related to net loss of $1,823,092 and additions for the following items: (i) depreciation and amortization, $487,764; (ii) stock-based compensation expense, $33,064; (iii) accounts receivable, insurance recovery, $147,928; (iv); loss on disposal of property and equipment, $251,132; (v) accounts receivable, trade, $113,188; (vi) inventories, $156,789; and (vii) impaired goodwill and trade name, discontinued operations, $1,938,284. The increase in cash used by operating activities in 2013 was offset by the following items: (i) prepaid expenses, $358,461; (ii) deferred income taxes, $63,000; (iii) accounts payable, $184,129; (iv) accrued expenses, $106,735; and (v) customer deposits, $804.

Cash from Investing Activities

For the year ended December 31, 2014, net cash provided by investing activities was $1,373 and was attributable to the purchase of property and equipment that cost $190,956 offset by the payment of notes receivable of $192,329. For the year ended December 31, 2013, net cash used in investing activities was $1,674,184, consisting of: (i) payment of note receivable, $108,384; and (ii) accounts receivable, insurance recovery, $315,014; offset by (iii) purchase of property and equipment, $759,378; and (iv) purchase of assets, net of liabilities, $1,338,204.

Cash from Financing Activities

For the year ended December 31, 2014, net cash used in financing activities was $772,816, consisting of (i) repayment of notes payable, $947,866; (ii) offset by borrowings on the line of credit, $175,000; and (iii) issuance of common stock, $50. For the year ended December 31, 2013, net cash provided by financing activities was $978,253, consisting of (i) borrowings from notes payable, $1,644,495; (ii) line of credit, net, $375,000; and (iii) issuance of common stock, $17; offset by (iv) payment of notes payable, $1,041,259.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable, Trade

  We extend credit to large and mid-size companies for products and services. We have concentrations of credit risk in that 77% of the balance of our accounts receivable at December 31, 2014 is made up of only four customers. At December 31, 2014, accounts receivable from our four largest accounts amounted to approximately $685,000 (33.4%), $359,000 (17.5%), $292,000 (14.2%), and $233,000 (11.4%), respectively. We have in place a security in connection with each of these receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. We assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. We performed an analysis of our goodwill and intangible assets at December 31, 2014 and 2013. In addition to amounts recorded in 2013 with respect to discontinued operations, we recorded an impairment charge in 2014 related to intangibles recorded in connection with the purchase of our MRO in Oklahoma. Management has communicated this with the Audit Committee.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2011.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08) which requires entities to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations so as not to be overly complex or difficult to apply to stakeholders. Only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014 and interim periods thereafter. ASU 2014-08 will be effective for the Company’s financial statements for fiscal years beginning January 1, 2015. Based on the Company’s evaluation of ASU 2014-08, the adoption of this statement on January 1, 2015 will not have a material impact on the Company’s financial statements.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.            FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saker Aviation Services, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kronick Kalada Berdy & Co.

Kingston, PA
March 31, 2015

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$531,003	$146,405
Accounts receivable	2,049,842	1,626,639
Inventories	299,339	338,513
Note receivable – current portion, less discount	—	116,219
Prepaid expenses and other current assets	524,942	540,479
Total current assets	3,405,126	2,768,255

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $1,711,543 and $1,249,362 respectively	2,086,794	2,444,840

OTHER ASSETS
Deposits	178,524	180,184
Note receivable, less current portion and discount	—	76,110
Intangible assets	142,500	360,000
Goodwill	530,000	1,080,380
Deferred income taxes	363,000	—
Total other assets	1,214,024	1,696,674
TOTAL ASSETS	$6,705,944	$6,909,769

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$996,431	$869,968
Line of credit	550,000	375,000
Customer deposits	134,761	131,548
Accrued expenses	505,070	96,177
Notes payable – current portion	372,457	992,862
Total current liabilities	2,558,719	2,465,555

LONG-TERM LIABILITIES
Notes payable - less current portion	956,979	1,284,440
Deferred income taxes	—	140,000
Total liabilities	3,515,698	3,889,995

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000;
33,107,610 and 33,057,610 shares issued and outstanding in 2014 and 2013, respectively	33,107	33,057
Additional paid-in capital	19,962,482	19,925,807
Accumulated deficit	(16,805,343)	(16,939,090)
TOTAL STOCKHOLDERS’ EQUITY	3,190,246	3,019,774
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,705,944	$6,909,769

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013

REVENUE	$18,287,784	$14,761,991
COST OF REVENUE	10,069,172	8,110,900
GROSS PROFIT	8,218,612	6,651,091

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,092,654	5,605,094

OPERATING INCOME FROM CONTINUING OPERATIONS	1,125,958	1,045,997

OTHER INCOME (EXPENSE):
OTHER (EXPENSE) INCOME, net	(33,012)	(3,488)
OTHER EXPENSE – HURRICANE SANDY	—	(111,145)
IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES	(689,963)	—
INTEREST INCOME	6,693	17,617
INTEREST EXPENSE	(85,929)	(121,476)

TOTAL OTHER EXPENSE, net	(802,211)	(218,492)
INCOME FROM CONTINUING OPERATIONS, before income taxes	323,747	827,505

INCOME TAX (EXPENSE) BENEFIT
CURRENT	(693,000)	(526,000)
DEFERRED	503,000	63,000

INCOME TAX EXPENSE	(190,000)	(463,000)
INCOME FROM CONTINUING OPERATIONS	133,747	364,505
DISCONTINUED OPERATIONS, net of income taxes	—	(2,187,597)
NET INCOME (LOSS)	$133,747	$(1,823,092)

Basic Net Income (Loss) Per Common Share	$0.00	$(0.06)

Diluted Net Income (Loss) Per Common Share	$0.00	$(0.06)

Weighted Average Number of Common Shares – Basic	33,106,788	33,050,688
Weighted Average Number of Common Shares – Diluted	33,327,817	33,050,688

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2014 and 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2013	33,040,422	$33,040	$19,892,743	$(15,115,998)	$4,809,785

Issuance of common stock	17,188	17			17
Amortization of stock based compensation			33,064		33,064
Net loss				(1,823,092)	(1,823,092)
BALANCE – December 31, 2013	33,057,610	33,057	19,925,807	(16,939,090)	3,019,774

Issuance of common stock	50,000	50			50
Amortization of stock based compensation			36,675		36,675
Net income				133,747	133,747
BALANCE – December 31, 2014	33,107,610	$33,107	$19,962,482	$(16,805,343)	$3,190,246

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$133,747	$(1,823,092)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	626,919	487,764
Loss on disposal property and equipment	—	251,132
Stock based compensation	36,675	33,064
Impaired goodwill and other intangibles	689,963	1,938,284
Changes in operating assets and liabilities, net of effects from purchase of PRA in 2013:
Accounts receivable, trade	(423,203)	113,188
Accounts receivable, insurance recovery	—	147,928
Inventories	39,174	156,789
Prepaid expenses and other current assets	15,537	(358,461)
Deposits	1,660	—
Deferred income taxes	(503,000)	(63,000)
Accounts payable	126,463	(184,129)
Customer deposits	3,213	(804)
Accrued expenses	408,893	(106,735)
TOTAL ADJUSTMENTS	1,022,294	2,415,020

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,156,041	591,928

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	192,329	108,384
Purchase of property and equipment	(190,956)	(759,378)
Purchase of assets, net of liabilities of PRA acquisition	—	(1,338,204)
Accounts receivable, insurance recovery	—	315,014
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,373	(1,674,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from notes payable	—	1,644,495
Issuance of common stock	50	17
Line of credit, net	175,000	375,000
Repayment of notes payable	(947,866)	(1,041,259)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(772,816)	978,253

NET CHANGE IN CASH	384,598	(104,003)

CASH – Beginning	146,405	250,408
CASH – Ending	$531,003	$146,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$85,929	$121,476
Income taxes	$260,287	$248,666

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

NOTE 2 – Management’s Liquidity Plans

As of December 31, 2014, the Company had cash of $531,003 and had a working capital surplus of $846,407. The Company generated revenue from continuing operations of $18,287,784 and income from continuing operations before income taxes of $323,747 for the twelve months ended December 31, 2014.

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

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provide that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.91% as of December 31, 2014). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of December 31, 2014, there was $1,192,500 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.67% as of December 31, 2014) and the PNC Working Capital Line is annually renewable at PNC Bank’s option. As of December 31, 2014, the outstanding balance of the PNC Working Capital Line was $550,000.

The PNC Term Loan was dispersed to settle miscellaneous Company debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.91 % as of December 31, 2014) and principal and interest payments shall be made over a 34 month period. At December 31, 2014, $128,420 was outstanding.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018. During the twelve months ended December 31, 2014 and 2013, the Company incurred approximately $2,810,000 and $2,300,000 in concession fees, respectively, which is recorded in the cost of revenue.

NOTE 3 – Discontinued Operations

As disclosed in a Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2013, and further described in NOTE 7 – “Subsequent Events” in the Company’s June 30, 2013 Quarterly Report on Form 10-Q, the Company no longer serves as a fixed base operator (“FBO Operator”) at that airport. The results of business activities previously conducted by the Company at the Wilkes-Barre/Scranton International Airport have been recorded in this Annual Report on Form 10-K as Discontinued Operations.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Components of discontinued operations are as follows:

As of December 31, 2014 and 2013, assets principally consisting of trade receivables and equipment of $0.00 and $160,000, respectively, and liabilities principally consisting of accrued expenses of $0.00 and $28,000, respectively, were included in the consolidated balance sheets.

	For the Twelve Months Ended December 31,
	2014	2013

Revenue	$—	$3,127,502
Cost of revenue	—	2,366,824
Gross profit	—	760,678
Operating expenses	—	978,495
Operating loss from discontinued operations	—	(217,817)
Interest expense, net	—	(4,440)
Impairment of goodwill, intangible and fixed assets	—	(2,101,696)
Other expense, net	—	(59,644)
Income tax benefit	—	196,000
Net loss from discontinued operations	$—	$(2,187,597)
Basic net loss per common share	$0.00	$(0.07)
Weighted average number of common shares outstanding, basic	33,106,788	33,050,688

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table presents the unaudited Pro-forma results of the continuing operations of the Company and PRA for the twelve month period ending December 31, 2013 as if PRA had been acquired at the beginning of the period:

2013

Revenue	$16,535,144
Net income	653,358
Basic net income per common share	$.02

Weighted Average Number of Common Shares Outstanding – Basic	33,050,688

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

NOTE 5 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FFH, FBOGC, PRA, and FBOWB. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include depreciation, amortization, impairment of goodwill and intangibles, stock-based compensation, allowance for doubtful accounts, deferred tax assets, and timing of repayments on earn-out note.

Cash

The Company maintains its cash with various financial institutions. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions.

Accounts Receivable, Trade and Revenue Concentration

The Company extends credit to companies for products and services. The Company has concentrations of credit risk because 77% of the balance of accounts receivable, trade at December 31, 2014 was incurred by only four customers. At December 31, 2014, accounts receivable from the Company’s four largest accounts amounted to approximately $685,000 (33.4%), $359,000 (17.5%), $292,000 (14.2%), and $233,000 (11.4%), respectively. In addition, three customers represented approximately $10,400,000 (57%) of revenue in 2014. At December 31, 2013, accounts receivable from the Company’s four largest accounts amounted to approximately $349,000 (21.1%), $349,000 (21.1%), $308,000 (18.7%), and $300,000 (18.1%), respectively. In addition, three customers represented approximately $9,100,000 (61.9%) of revenue in 2013. The Company has in place a security deposit in connection with each of these four receivables but its receivables are otherwise not collateralized. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2014 and 2013, the Company has recorded an allowance for doubtful accounts of $0.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. The Company assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. The Company performed an analysis of its goodwill and intangible assets at December 31, 2014 and 2013. In addition to amounts recorded in 2013 with respect to discontinued operations, the Company recorded an impairment charge in 2014 relating to intangibles recorded in connection with the Company’s purchase of its MRO in Oklahoma.

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

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2014 and 2013 was approximately $117,401 and $64,700, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income or loss in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2011.

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to their short maturities. The carrying amounts of debt approximate fair value because the debt agreements provide for interest rates that approximate market. The carrying value of the note receivable approximated fair value because it was discounted at a current market rate.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Net Income (Loss) Per Common Share

Basic net income (loss) per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices are greater than the average market price of the common stock during the period or when their inclusion would be antidilutive.

The following table sets forth the components used in the computation of basic and diluted loss per share:

	For the Year Ended December 31,
	2014(1)	2013(2)
Weighted average common shares outstanding, basic	33,106,788	33,050,688
Common shares upon exercise of options or warrants	221,029	—
Weighted average common shares outstanding, diluted	33,327,817	33,050,688

(1)	Common shares of 1,950,000 underlying outstanding stock options and warrants for the year ended December 31, 2014 were excluded from the computation of diluted earnings per share as their inclusion would be antidilutive.
(2)	Common shares of 1,247,121 underlying outstanding stock options and warrants for the year ended December 31, 2013 were excluded from the computation of diluted earnings per share as their inclusion would be antidilutive.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the years ended December 31, 2014 and 2013, the Company incurred stock based compensation of $36,675 and $33,064, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2014, the unamortized fair value of the options totaled $25,500 and the weighted average remaining amortization period of the options approximated 5 years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2014 and 2013 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2014	2013
Dividend yield	0%	0%
Expected volatility	678%	670%
Risk-free interest rate	1.5%	1.8%
Expected lives	5.0 years	5.0 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2014 and 2013, was $0.068 and $0.066, respectively.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08) which requires entities to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations so as not to be overly complex or difficult to apply to stakeholders. Only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014 and interim periods thereafter. ASU 2014-08 will be effective for the Company’s financial statements for fiscal years beginning January 1, 2015. Based on the Company’s evaluation of ASU 2014-08, the adoption of this statement on January 1, 2015 will not have a material impact on the Company’s financial statements.

NOTE 6 – Inventories

Inventory consists primarily of maintenance parts and aviation fuel, which the Company dispenses to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	December 31,
	2014	2013
Parts inventory	$219,374	$204,899
Fuel inventory	68,891	116,938
Other inventory	11,074	16,676
Total inventory	$299,339	$338,513

Included in fuel inventory are amounts held for third parties of $76,021 and $11,666 as of December 31, 2014 and 2013, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 7 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2014	2013	Useful Life
Aircraft	$45,872	$114,477	7 – 12 years
Vehicles	386,604	374,202	5 – 10 years
Office furniture and equipment	339,842	293,535	3 – 7 years
Tools and shop equipment	233,912	206,362	3 – 10 years
Leasehold improvements	2,592,107	2,505,626	10 – 20 years
Building/fuel farm	200,000	200,000	7 – 17 years
Total	3,798,337	3,694,202
Less: accumulated depreciation and amortization	(1,711,543)	(1,249,362)
Property and equipment, net	$2,086,794	$2,444,840

Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was approximately $549,000 and $488,000, respectively.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 8 – Goodwill and Intangible Assets

The Company had $530,000 and $1,080,380 of goodwill at December 31, 2014 and 2013, respectively. The Company assessed its goodwill using the qualitative approach and determined it was more likely than not that the fair value of its goodwill resulting from the purchase of PRA was less than its carrying value and recorded a $550,380 impairment charge at December 31, 2014. Due to macroeconomic, industry and market conditions, the PRA facility has not been able to establish positive cash flow and that future cash flows were insufficient to support any value of goodwill or indefinite live intangibles and has taken an impairment charge in the audited financial statements for their remaining value.

As of December 31, 2014, intangible assets consist of a non-compete agreement ($107,500) and a charter certificate ($35,000). At December 31, 2013, intangible assets consisted of a non-compete agreement ($150,000), trade name ($100,000), customer relationships ($75,000) and a charter certificate ($35,000). At December 31, 2014, the Company recorded an impairment charge of $139,583 for the trade name and customer relationships at the PRA facility using the aforementioned procedures.

NOTE 9 – Line of Credit

The Company has a working capital line aggregating $1,150,000, which is secured by substantially all assets of the Company. The line, which bears interest at a rate equal to daily LIBOR plus 250 basis points, is renewable annually. At December 31, 2014, $550,000 was outstanding.

NOTE 10 – Notes Payable

Notes payable consist of:

	December 31,
	2014	2013
PNC Bank Acquisition Line of Credit converted to a Promissory Note on May 17, 2014 – secured by assets of acquisition. One month LIBOR plus 275 bps, matures May 17, 2019.	$1,192,500	$1,350,000
PNC Bank Term Loan – secured by equipment. One month LIBOR plus 275 bps, matures March 17, 2016.	128,420	224,736
Non-controlling interest earn-out – paid in full.	—	646,329
Other	8,516	56,237
Subtotal	1,329,436	2,277,302
Less: current portion	(372,457)	(992,862)
Total – long term	$956,979	$1,284,440

Aggregate annual maturities of debt are as follows:

For the years ended December 31,	Total
2015	$372,457
2016	304,479
2017	270,000
2018	270,000
2019	112,500
TOTAL	$1,329,436

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 11 – Income Taxes

The Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
	2014	2013
Deferred tax assets:
Stock based compensation	$44,000	$39,000
Deferred start-up costs	38,000	46,000
Goodwill and intangibles	388,000	0
Total deferred tax assets	470,000	85,000

Deferred tax liabilities:
Property and equipment	(65,000)	(190,000)
Total deferred tax liabilities	(65,000)	(190,000)

Deferred tax assets (liabilities) – net	405,000	(105,000)

Valuation Allowance	(42,000)	(35,000)

Deferred tax asset (liability) – net of valuation allowance	$363,000	$(140,000)

Change in valuation allowance	$7,000	$13,000

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2014	2013
Tax expense at statutory rate	34.0%	34.0%
State and local income taxes, net of federal	24.7%	22.0%
Effective income tax expense rate	58.7%	56.0%

NOTE 12 – Stockholders’ Equity

Stock Options

On December 12, 2006, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Option Plan of 2005 (the “Plan”). The Plan is administered by the Company’s Compensation Committee and provides for 7,500,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. As of December 31, 2014 and 2013, there were 5,600,000 and 5,700,000 shares, respectively, available for grant as options under the Plan.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2013	1,725,000	$0.085
Granted	400,000	0.077
Exercised	(25,000)	0.035
Forfeited	(300,000)	0.047
Balance, January 1, 2014	1,800,000	$0.070
Granted	300,000	0.085
Exercised	(100,000)	0.050
Forfeited	(100,000)	0.120
Balance, December 31, 2014	1,900,000	$0.071

On December 1, 2014, the Company granted a stock option under the Plan to each of the two non-employee directors plus the Chief Executive Officer, who otherwise accepts no compensation, to purchase 100,000 shares of common stock at $0.085 per share, the closing price of the Company’s common stock on December 1, 2014. Each option vests on December 1, 2015 and expires on December 1, 2019. These options are collectively valued at $25,500 and are being amortized over the vesting period.

On December 1, 2014, four sets of options of 25,000 shares each, representing a total of 100,000 shares, expired.

On January 6, 2014, an option of 100,000 shares was exercised.

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

On May 28, 2013, an option of 25,000 shares was exercised.

A summary of the Company’s stock options outstanding at December 31, 2014 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.030	300,000	3.81	300,000	$12,791
$0.040	100,000	0.92	100,000	$3,264
$0.077	400,000	3.92	400,000	$—
$0.078	400,000	1.94	400,000	$—
$0.084	400,000	2.92	400,000	$—
$0.085	300,000	4.92	—	$—
TOTALS	1,900,000		1,600,000	$16,055

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Warrants

Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2013	3,250,000	$0.06
Granted	—	—
Exercised	—	—
Forfeited	—	—
Balance, January 1, 2014	3,250,000	$0.06
Granted	—	—
Exercised	—	—
Forfeited	(2,900,000)	0.05
Balance, December 31, 2014	350,000	0.10

On December 28, 2014, a warrant for 2,900,000 shares expired.

A summary of the Company’s warrants outstanding at December 31, 2014 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of warrants (in years)	Exercisable	Intrinsic Value
$0.10	350,000	1.66	350,000	$—
TOTALS	350,000		350,000	$—

Preferred Stock

As of December 31, 2014 and 2013, the Company has 9,999,154 shares of preferred stock authorized and none of which is issued and outstanding.  The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine.

NOTE 13 – Employee Benefit Plan

The Company maintains a 401K Plan (the “401K Plan”), which covers all employees of the Company. The 401K Plan contains an option for the Company to match each participant's contribution. Any Company contribution vests over a five-year period on a 20% per year basis. Company contributions to the 401K Plan totaled approximately $45,000 and $46,000 for the years ended December 31, 2014 and 2013, respectively.

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

The Company leases facilities from the Bartlesville Municipal Airport, which provides for: (a) hangar space for a 5-year lease term expiring April 1, 2017, with one five-year renewal period, and (b) hangar and office space with a 6-year lease term expiring June 1, 2019. Rent of $2,900 and $2,500 per month, respectively, with defined consumer price-based annual increases.

The Company leases office space from the Lehigh Valley International Airport, which provides for approximately 360 square feet, at a monthly cost of $500. The lease may be terminated with 30-days’ advance notice.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Fixed rent expense aggregated approximately $87,000 for the years ended December 31, 2014 and 2013, respectively. Flowage fees on fuel gallons purchased aggregated approximately $44,000 and $72,000 for the years ended December 31, 2014 and 2013, respectively.

Future minimum rental payments under the Company’s operating leases are as follows:

For the year ended
December 31,	Total
2015	$90,634
2016	92,404
2017	102,234
2018	109,004
2019	94,554
Thereafter	416,144
TOTAL	$904,974

NOTE 15 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the twelve months ended December 31, 2014 and 2013, the Company was billed $0 for legal services by Wachtel & Missry, LLP. At December 31, 2014 and December 31, 2013, the Company has recorded an obligation of approximately $0 and $250, respectively, in accounts payable related to legal services provided by Wachtel & Missry, LLP.

On August 29, 2011, the Company entered into a redemption agreement with the non-controlling interest in a subsidiary of the Company (the “Redemption Agreement”). Pursuant to the terms of the Redemption Agreement, the non-controlling interest relinquished its membership interest in the subsidiary in return for earn-out payments of the non-controlling interest’s capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement, and the remaining balance of $2,325,000 was paid in full as of December 31, 2014.

NOTE 16 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 17 – Subsequent Events

The Company has evaluated events which have occurred subsequent to December 31, 2014 , and through the date of the filing of the Annual Report on Form 10-K with the SEC, and has determined that no subsequent events have occurred after the current reporting period.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our President (principal financial officer) and Chief Executive Officer (principal executive officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon, and as of the date of that evaluation, our President and our Chief Executive Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President and our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

  Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

ITEM 9B.	OTHER INFORMATION

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of Saker as of , 2015:

Name	Age	Position

William B. Wachtel	60	Director, Chairman of the Board

Alvin S. Trenk	85	Director, Chief Executive Officer

Ronald J. Ricciardi	53	Director, President

Jeffrey B. Mendell	61	Director

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

Mr. Wachtel has been a managing partner of Wachtel Missry LLP (previously Wachtel & Missry, LLP, and before that, its predecessor law firm Gold & Wachtel, LLP), since its founding in August 1984. Such firm has provided certain legal services to the Company in the past. He is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

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

Mr. Ricciardi’s participation is important to our Board of Directors because of his almost 12 years of experience working in a variety of roles with us, including his service on our Board of Directors, combined with his knowledge of the aviation industry and his extensive management experience. All of which demonstrate his strong commitment to us and make him a valued member of our Board of Directors.

Jeffrey B. Mendell - Director

Mr. Mendell was first elected as a director on September 30, 2004, and has served in that capacity since that time.

Mr. Mendell has been the Chairman & CEO of JBM Realty, a private real estate company headquartered in Greenwich, Connecticut, since 1983. This company is active in the development, financing and sale of residential and commercial properties. His most recent project was the development of Greenwich Shore, a luxury rental apartment project overlooking Long Island Sound in Greenwich, Connecticut.

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

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2014 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2014, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us for services performed on our behalf with respect to the person who served as our President during the fiscal years ended December 31, 2014 or 2013. The person named in the table is the only person who served as our principal executive officer or principal financial officer in fiscal 2013. Alvin S. Trenk, who was named as our Chief Executive Officer effective November 6, 2013, has taken no compensation for either of fiscal years ended 2014 or 2013, except as it relates to his status as a Director of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Ronald J. Ricciardi, President	2014	150,000	—	—	16,152	166,152
	2013	250,000		—	26,092	276,092

1.	Mr. Ricciardi received a base salary of $150,000 in 2014 and $250,000 in 2013.

2.	Mr. Ricciardi received on October 21, 2010 an option for 300,000 shares at $0.03 per share, the closing price of the common stock on October 20, 2010, which option vested on October 21, 2013 and is exercisable until October 21, 2018.

3.	Mr. Ricciardi receives health insurance coverage estimated at a value of approximately $971 per month in 2014 and approximately $891 in 2013. Mr. Ricciardi received a match to his 401K contributions from us amounting to approximately $4,500 in 2014 and approximately $6,400 in 2013.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date
Ronald J. Ricciardi	300,000	0.03	10/21/2018

1.	As part of his employment agreement, Mr. Ricciardi received on October 21, 2010 an option for 300,000 shares at $0.03 per share, the closing price of the common stock on October 20, 2010, which option vested on October 21, 2013 and is exercisable until October 21, 2018.

2014 DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Jeffrey B. Mendell	1,000	8,500	9,500

Alvin S. Trenk	1,000	8,500	9,500

William B. Wachtel	1,000	8,500	9,500

1.	Non-employee Directors are each entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.	Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2014, the compensation committee granted each non-employee director an option for their service in 2014. Each option was for 100,000 shares and was priced at $0.085 per share, which was the closing sales price of our common stock on December 1, 2014. The options vest on December 1, 2015 and may be exercised until December 1, 2019.

Employment Agreements

We do not have any current employment agreements.

Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. Our 401k Plan (the “401K Plan”) covers all of our employees. The 401K Plan contains an option for us to match each participant's contribution. Any contributions by us vest over a five-year period on a 20% per year basis. In January 2011, we set our match of participant contributions at a rate of 50% of the first 6% of participant deferrals. Our contributions to the 401K Plan totaled approximately $45,000 and $46,000 for the years ended December 31, 2014 and 2013, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of March 31, 2015 regarding the beneficial ownership of our common stock by:

•	each of our current executive officer and directors; and

•	all of our current directors and executive officer as a group; and

•	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

	Number of Shares		Percentage of
	of Common Stock		Common Stock
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned (1)

William B. Wachtel (2)	5,846,907	(3)	17.3%

Ronald J. Ricciardi (4)	1,343,575	(5)	4.0%

Alvin S. Trenk (6)	1,197,944	(7)	3.6%

Jeffrey B. Mendell (8)	535,293	(7)	1.6%

All directors and officers as a group (5 in number)	8,923,719		25.7%

ACM Value Opportunities Fund I, LP	3,000,000	(8)	9.1%

(1)	The percentages computed in the table are based upon 33,107,610 shares of our common stock, which were outstanding on March 31, 2015. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 31, 2015.

(2)	William B. Wachtel is our Chairman of the Board and a director. Mr. Wachtel’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(3)	The shares of our common stock reported in the table include: (a) 25,000 shares issuable upon the exercise of an option expiring December 1, 2015, which option is currently exercisable; (b) 100,000 shares issuable upon the exercise of an option expiring December 1, 2016, which option is currently exercisable; (c) 100,000 shares issuable upon the exercise of an option expiring December 1, 2017, which option is currently exercisable; and (f) 350,000 issuable upon the exercise of a warrant expiring August 27, 2016, which is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 100,000 shares issuable upon the exercise of an option granted on December 1, 2014, which shall become exercisable on December 1, 2015; and (y) 333,400 shares of our common stock acquired by Wachtel Missry, LLP, which provided certain legal services for us in connection with the private placement which we closed on September 1, 2006. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)	Ronald J. Ricciardi is our President and a director. Mr. Ricciardi’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(5)	The shares of our common stock reported in the table include 300,000 shares issuable upon the exercise of an option expiring October 21, 2018, which is currently exercisable.

(6)	Alvin S. Trenk is our Chief Executive Officer and a Director. Mr. Trenk’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(7)	The shares of our common stock reported in the table include: (a) 25,000 shares issuable upon the exercise of an option expiring December 1, 2015, which is currently exercisable; (b) 100,000 shares issuable upon the exercise of an option expiring December 1, 2016, which option is currently exercisable; (c) 100,000 shares issuable upon the exercise of an option expiring December 1, 2017, which option is currently exercisable; and (d) 100,000 shares issuable upon the exercise of an option expiring December 1, 2018, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 100,000 shares issuable upon the exercise of an option granted on December 1, 2014, which shall become exercisable on December 1, 2015.

(8)	This information is based on a Schedule 13D filed with the SEC on February 9, 2015. The reporting person is ACM Value Opportunities Fund I, LP, a Delaware limited partnership (the “Fund”), with respect to the shares of Common Stock directly owned by it; (ii) ACM Value Opportunities Fund I GP, LLC, a Delaware limited liability company (the “General Partner”), as general partner of the Fund, with respect to the shares of Common Stock directly owned by the Fund, (iii) Arvice Capital Management, LLC, a Delaware limited liability company (the “Manager”), as manager of the Fund, with respect to the shares of Common Stock directly owned by the Fund; and (iv) Mr. Marc Chodock (“Mr. Chodock”), as managing member of the Manager, with respect to the shares of Common Stock directly owed by the Fund. The business address of each of the Reporting Persons is 110 East 25th St., 3rd Floor, New York, New York 10011.

Securities Authorized for Issuance under Equity Compensation Plans

  The following table set forth certain information, as of December 31, 2014, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,250,000	$0.070	5,600,000

Equity compensation plans not approved by security holders	—	$—	—
Total	2,250,000	$0.070	5,600,000

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

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were approximately $94,000 and $85,000 by Kronick Kalada Berdy & Co. for 2014 and 2013, respectively, for the audits of our annual financial statements for the fiscal years ended December 31, 2014 and 2013, and the reviews of the financial statements included in the Company’s Forms 10-Qs for those fiscal years.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered by the principal accountant were $0 for the fiscal years ended December 31, 2014 and 2013.

Tax Fees. For the years ended December 31, 2014 and 2013, the aggregate fees billed by a firm other than the principal accountant for services categorized as Tax Fees were $19,000 and $15,000, respectively.

All Other Fees. The aggregate fees billed for services categorized as All Other Fees rendered by the principal accountant were $9,900 and $0 for the fiscal years ended December 31, 2014 and 2013, respectively.

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

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2014 and 2013 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

(b)	Financial Statement Schedules

None.

(c)	Exhibits

Exhibit No.	Description of Exhibit

3 (i) (2)	Certificate of Designations. (1)

3 (i) (3)	Articles of Merger (Changing name to Saker Aviation Services, Inc.) (Exhibit 3.1) (3)

3 (i)	Restated Articles of Incorporation.(2)

3(ii)	Bylaws of Saker Aviation Services, Inc. (3) (Exhibit 3.2)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive and financial officer). (4)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive and financial officer). (4)

32.1	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002. (4)

10.1	Stock Option Plan of 2005. (1)

** 101.INS	XBRL Instance Document

** 101.SCH	XBRL Taxonomy Extension Schema Document

** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

** 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

** 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Saker Aviation Services, Inc.

Date: March 31, 2015	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chairman of the Board,
/s/ William B. Wachtel	Director	March 31, 2015
William B. Wachtel

/s/ Alvin S. Trenk	Chief Executive Officer, Director	March 31, 2015
Alvin S. Trenk

/s/ Ronald J. Ricciardi	Director, President	March 31, 2015
Ronald J. Ricciardi

/s/ Jeffrey B. Mendell	Director	March 31, 2015
Jeffrey B. Mendell

Saker Aviation Services, Inc. Form 10-K for the Year Ended December 31, 2014

Exhibits Filed with this Annual Report on Form 10-K:

INDEX

Exhibit No.	Description of Exhibit
31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.
31.2	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.
32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

