Form 10-Q
period 2015-03-31
Saker Aviation Services, Inc.
filed 2015-05-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2015

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

Yes ☐          No ☒

As of May 15, 2015, the registrant had 33,107,610 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2015

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$460,245	$531,003
Accounts receivable	1,457,978	2,049,842
Inventories	283,939	299,339
Prepaid expenses and other current assets	286,952	524,942
Total current assets	2,489,114	3,405,126

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $1,855,253 and $1,711,543 respectively	1,957,332	2,086,794

OTHER ASSETS
Deposits	178,524	178,524
Intangible assets	135,000	142,500
Goodwill	530,000	530,000
Deferred income taxes	363,000	363,000
Total other assets	1,206,524	1,214,024
TOTAL ASSETS	$5,652,970	$6,705,944

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$488,767	$996,431
Line of credit	550,000	550,000
Customer deposits	129,014	134,761
Accrued expenses	187,930	505,070
Notes payable – current portion	370,880	372,457
Total current liabilities	1,726,591	2,558,719

LONG-TERM LIABILITIES
Notes payable - less current portion	864,225	956,979
Deferred income taxes	—	—
Total liabilities	2,590,816	3,515,698

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding	—	—
Common stock - $.001 par value; authorized 100,000,000; 33,107,610 shares issued and outstanding as of March 31, 2015 and December 31, 2014	33,107	33,107
Additional paid-in capital	19,970,982	19,962,482
Accumulated deficit	(16,941,935)	(16,805,343)
TOTAL STOCKHOLDERS’ EQUITY	3,062,154	3,190,246
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,652,970	$6,705,944

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

REVENUE	$2,710,142	$3,045,439

COST OF REVENUE	1,493,724	1,791,234

GROSS PROFIT	1,216,418	1,254,205

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,338,714	1,212,695

OPERATING (LOSS) INCOME FROM OPERATIONS	(122,296)	41,510

OTHER (EXPENSE) INCOME:
OTHER (EXPENSE) INCOME, net	(290)	6,195
INTEREST INCOME	—	3,201
INTEREST EXPENSE	(14,006)	(25,037)

TOTAL OTHER EXPENSE, net	(14,296)	(15,641)

(LOSS) INCOME FROM OPERATIONS, before income taxes	(136,592)	25,869

INCOME TAX EXPENSE
CURRENT	—	5,000
DEFERRED	—	9,000

INCOME TAX EXPENSE	—	14,000

NET (LOSS) INCOME	$(136,592)	$11,869

Basic and Diluted Net (Loss) Income Per Common Share	$(0.00)	$0.00

Weighted Average Number of Common Shares – Basic	33,107,610	33,104,277

Weighted Average Number of Common Shares – Diluted	33,858,518	34,904,380

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(136,592)	$11,869
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	151,210	130,820
Stock based compensation	8,500	7,689
Changes in operating assets and liabilities:
Accounts receivable, trade	591,864	252,569
Inventories	15,400	15,488
Prepaid expenses and other current assets	237,990	(272,469)
Deposits	—	1,500
Deferred income taxes	—	9,000
Accounts payable	(507,664)	(70,714)
Customer deposits	(5,747)	33,210
Accrued expenses	(317,140)	(151,346)
TOTAL ADJUSTMENTS	174,413	(44,453)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	37,821	(32,384)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	—	28,299
Purchase of property and equipment	(14,248)	(19,078)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(14,248)	9,221

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(94,331)	(153,778)
Proceeds from line of credit	—	125,000
NET CASH USED IN FINANCING ACTIVITIES	(94,331)	(28,778)

NET CHANGE IN CASH	(70,758)	(51,941)

CASH – Beginning	531,003	146,405
CASH – Ending	$460,245	$94,464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$14,006	$25,037

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The condensed consolidated balance sheet as of March 31, 2015 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2015 and 2014 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2015 and its results of operations and cash flows for the three months ended March 31, 2015 not misleading. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated events which have occurred subsequent to March 31, 2015, and through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, and has determined that no subsequent events have occurred after the current reporting period.

NOTE 2 – Liquidity

As of March 31, 2015, the Company had cash of $460,245 and had a working capital surplus of $762,523. The Company generated revenue of $2,710,142 and net losses of $136,592 for the three months ended March 31, 2015.

On May 17, 2013, the Company entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”). Substantially all assets of the Company are pledged as collateral under the PNC Loan Agreement.

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provide that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.93% as of March 31, 2015). As of March 31, 2015, the outstanding balance of the PNC Acquisition Line was $1,125,000.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.68 % as of March 31, 2015) and the PNC Working Capital Line is annually renewable at PNC Bank’s option. As of March 31, 2015, the outstanding balance of the PNC Working Capital Line was $550,000.

The PNC Term Loan was dispersed to settle miscellaneous Company debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.93% as of March 31, 2015) with principal and interest payments shall be made over a 34 month period. At March 31, 2015, $104,342 was outstanding.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018. During the three months ended March 31, 2015 and 2014, the Company incurred approximately $403,000 and $334,000 in concession fees, respectively, which is recorded in the cost of revenue.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, FirstFlight Heliports, LLC (“FFH”), our FBO at Garden City (Kansas) Regional Airport (“FBOGC”) and Phoenix Rising Aviation, Inc. (“PRA”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Net Income Per Common Share

Net (loss)/income was $(136,592) and $11,869 for the three months ended March 31, 2015 and 2014, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended March 31,
	2015	2014(1)
Weighted average common shares outstanding, basic	33,107,610	33,104,277
Common shares upon exercise of options	711,187	430,381
Common shares upon exercise of warrants	39,721	1,369,723
Weighted average common shares outstanding, diluted	33,858,518	34,904,380

(1) Potential common shares of 750,000 for the three months ended March 31, 2014 were excluded from the computation of diluted earnings as their exercise prices were greater than the average market price of the common stock during the period.

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2015 and 2014, the Company incurred stock-based compensation costs of $8,500 and $7,689 respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2015, the unamortized fair value of the options totaled $12,750.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - Inventories

Inventories consist primarily of maintenance parts and aviation fuel, which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of March 31, 2015 and December 31, 2014 is set forth in the table below:

	March 31, 2015	December 31, 2014
Parts inventory	$215,762	$219,374
Fuel inventory	56,670	68,891
Other inventory	11,507	11,074
Total inventory	$283,939	$299,339

Included in inventories are amounts held for third parties of $82,245 and $76,021 as of March 31, 2015 and December 31, 2014, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the three months ended March 31, 2015 and 2014, no services were provided to the Company by Wachtel & Missry, LLP.

NOTE 6 - Litigation

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying consolidated condensed financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our business activities at the Downtown Manhattan (New York) Heliport facility (the “Heliport”) commenced as a result of the Company’s award of the Concession Agreement by the City of New York to operate the Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”). See Note 2 to the condensed consolidated financial statements included in Item 1. of this report.

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

REVENUE AND OPERATING RESULTS

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014.

REVENUE

Revenue decreased by 11.0 percent to $2,710,142 for the three months ended March 31, 2015 as compared with corresponding prior-year period revenue of $3,045,439.

For the three months ended March 31, 2015, revenue associated with the sale of jet fuel, aviation gasoline and related items decreased by 21.3 percent to approximately $1,015,000 as compared to approximately $1,300,000 in the three months ended March 31, 2014.  The decrease was largely attributable to a lower volume of gallons, particularly gallons associated with our general aviation fueling operations.  The general aviation category experienced a significantly higher demand in the quarter ended March 31, 2014, which demand did not recur during the same period in 2015.

For the three months ended March 31, 2015, revenue associated with services and supply items decreased by 5.0 percent to approximately $1,650,000 as compared to approximately $1,700,000 in the three months ended March 31, 2014. The decrease was largely attributable to higher levels of activity and related revenue in our Heliport operations offset by a decline in demand for maintenance services at our Oklahoma MRO, as compared to the same period last year.

For the three months ended March 31, 2015, all other revenue increased by 89.7 percent to approximately $53,000 as compared to approximately $28,000 in the three months ended March 31, 2014. The increase was largely attributable to miscellaneous revenue recorded in the three months ended March 31, 2015 that did not occur in the same period last year.

GROSS PROFIT

Total gross profit decreased 3.0 percent to $1,216,418 in the three months ended March 31, 2015 as compared with the three months ended March 31, 2014.  Gross margin increased to 44.9 percent in the three months ended March 31, 2015 as compared to 41.2% percent in the same period in the prior year. The decrease in gross profit related to a decline in demand for maintenance services at our Oklahoma MRO as compared to the same period last year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, were $1,338,714 in the three months ended March 31, 2015, representing an increase of approximately $126,019 or 9.4 percent, as compared to the same period in 2014. The overall increase in SG&A was largely attributable to additional costs related to the higher levels of activity in our Heliport operations.

SG&A associated with our aviation services operations were approximately $1,250,000 in the three months ended March 31, 2015, representing an increase of approximately $100,000, or 10.2 percent, as compared to the three months ended March 31, 2014.  SG&A associated with our FBO operations, as a percentage of revenue, was 46.1 percent for the three months ended March 31, 2015, as compared with 37.2 percent in the corresponding prior year period. The increased operating expenses were largely attributable to additional costs related to the higher levels of activity in our Heliport operations.

Corporate SG&A was approximately $90,000 for the three months ended March 31, 2015, representing a decrease of approximately $1,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating loss for the three months ended March 31, 2015 was $(122,296) as compared to operating income of $41,510 in the three months ended March 31, 2014.  The decline on a year-over-year basis was driven by a decrease in demand for maintenance services at our Oklahoma MRO and other factors as identified above.

Depreciation and Amortization

Depreciation and amortization was approximately $151,000 and $131,000 for the three months ended March 31, 2015 and 2014, respectively.

Interest Income/Expense

Interest income for the three months ended March 31, 2015 was $0 as compared to $3,200 in the three months ended March 31, 2014. Interest expense for the three months ended March 31, 2015 was approximately $14,000 as compared to $25,000 in the same period in 2014.

Income Tax

Income tax expense for the three months ended March 31, 2015 was $0 as compared to approximately $14,000 during the same period in 2014. The change on a year-over-year basis is due to a loss in the three months ended March 31, 2015 as compared to income in the same period in 2014.

Net (Loss) Income Per Share

Net (loss) income was $(136,592) and $11,869 for the three months ended March 31, 2015 and 2014, respectively.  The decline in results is an outcome of the factors described above.

Basic and diluted net (loss) income per share for each of the three month periods ended March 31, 2015 and 2014 was $0.00.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had cash and cash equivalents of $460,245 and a working capital surplus of $762,523. We generated revenue of $2,710,142 and net losses of $136,592 for the three months ended March 31, 2015.  For the three months ended March 31, 2015, cash flows included net cash provided by operating activities of $37,821, net cash used in investing activities of $14,248, and net cash used in financing activities of $94,331.

On May 17, 2013, the Company entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”).  The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).  Substantially all assets of the Company are pledged as collateral under the PNC Loan Agreement.

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line.  The payment terms provide that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period.  Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.93% as of March 31, 2015). As of March 31, 2015, there was $1,125,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes.  Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.68% as of March 31, 2015) and the PNC Working Capital Line is annually renewable at PNC Bank’s option. As of March 31, 2015, the outstanding balance of the PNC Working Capital Line was $550,000.

The PNC Term Loan was dispersed to settle miscellaneous Company debt of the same amount.  Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.93% as of March 31, 2015) and principal and interest payments shall be made over a 34 month period.  At March 31, 2015, $ 104,342 was outstanding.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”).  Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018.  During the three months ended March 31, 2015 and 2014, the Company incurred approximately $403,000 and $334,000 in concession fees, respectively, which is recorded in cost of revenue.

During the three months ended March 31, 2015, we had a net decrease in cash of $70,758. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2015, net cash provided by operating activities was $37,821. This amount included a decrease in operating cash related to net loss of $(136,592) and additions for the following items: (i) depreciation and amortization, $151,210 ; (ii) stock based compensation, $8,500 ; (iii) accounts receivable, trade, $591,864; (iv) inventories, $15,400; and (v) prepaid expenses and other current assets, $237,990. These increases in operating activities were offset by the following decreases: (i) accounts payable, $507,664; (ii) customer deposits, $5,747; and (iii) accrued expenses, $317,140.

For the three months ended March 31, 2014, net cash used in operating activities was $32,384. This amount included an increase in operating cash related to net income of $11,869 and additions for the following items: (i) depreciation and amortization, $130,820; (ii) stock based compensation, $7,689; (iii) accounts receivable, trade, $252,569; (iv) inventories, $15,488; (v) deposits, $1,500; (vi) deferred income taxes, $9,000; and (vii) customer, deposits, $33,210.  These increases in operating activities were offset by the following decreases: (i) prepaid expenses and other current assets, $272,469; (ii) accounts payable, $70,714; and (iii) accrued expenses, $151,346.

Cash from Investing Activities

For the three months ended March 31, 2015, net cash of $14,248 was used in investing activities for the purchase of property and equipment.  For the three months ended March 31, 2014, net cash of $9,221 was provided by investing activities for the payment of note receivable of $28,299; offset by the purchase of $19,078 in property and equipment.

Cash from Financing Activities

For the three months ended March 31, 2015, net cash used in financing activities was $94,331 for the repayment of notes payable.  For the three months ended March 31, 2014, net cash used in financing activities was $28,778, consisting of a drawdown from the line of credit of $125,000 offset by the repayment of notes payable of $153,778.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08) which requires entities to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations so as not to be overly complex or difficult to apply to stakeholders. Only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014 and interim periods thereafter. ASU 2014-08 will be effective for the Company’s financial statements for fiscal years beginning January 1, 2015. Based on the Company’s evaluation of ASU 2014-08, the adoption of this statement on January 1, 2015 did not have a material impact on the Company’s financial statements.

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2014 and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our President, Chief Executive Officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon, and as of the date of that evaluation, our President, Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President, Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Saker Aviation Services, Inc.

Date:	May 15, 2015	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

