Form 10-Q
period 2015-06-30
Saker Aviation Services, Inc.
filed 2015-08-19
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2015

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

Yes ☐          No ☒

As of August 19, 2015, the registrant had 33,107,610 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2015

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2015	December 31, 2014
	(unaudited)
CURRENT ASSETS
Cash	$335,257	$531,003
Accounts receivable	2,733,952	1,739,452
Assets held for sale	702,199	787,780
Inventories	89,627	79,965
Prepaid expenses and other current assets	263,009	494,880
Total current assets	4,124,044	3,633,080

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $1,857,444 and $1,610,983 respectively	1,686,867	1,858,840

OTHER ASSETS
Deposits	178,524	178,524
Intangible assets	127,500	142,500
Goodwill	530,000	530,000
Deferred income taxes	131,000	363,000
Total other assets	967,024	1,214,024
TOTAL ASSETS	$6,777,935	$6,705,944

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,110,031	$984,966
Line of credit	550,000	550,000
Liabilities held for sale	102,638	31,781
Customer deposits	129,123	134,761
Accrued expenses	245,364	484,754
Notes payable – current portion	354,918	372,457
Total current liabilities	2,492,074	2,558,719

LONG-TERM LIABILITIES
Notes payable - less current portion	787,500	956,979
Total liabilities	3,279,574	3,515,698

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;	---	---
none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000;
33,107,610 shares issued and outstanding as of June 30, 2015 and December 31, 2014	33,107	33,107
Additional paid-in capital	19,979,480	19,962,482
Accumulated deficit	(16,514,226)	(16,805,343)
TOTAL STOCKHOLDERS’ EQUITY	3,498,361	3,190,246
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,777,935	$6,705,944

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

REVENUE	$4,557,736	$4,751,962	$7,044,851	$7,423,060

COST OF REVENUE	1,816,397	2,299,076	3,099,461	3,861,112

GROSS PROFIT	2,741,339	2,452,886	3,945,390	3,561,948

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	1,939,103	1,767,516	3,058,645	2,744,851

OPERATING INCOME FROM CONTINUING OPERATIONS	802,236	685,370	886,745	817,097

OTHER INCOME (EXPENSE)
OTHER (EXPENSE) INCOME, net	(284)	5,000	1,666	11,201
INTEREST INCOME	---	2,704	---	5,905
INTEREST EXPENSE	(6,403)	(13,987)	(12,150)	(29,206)

TOTAL OTHER EXPENSE, net	(6,687)	(6,283)	(10,484)	(12,100)

INCOME FROM CONTINUING OPERATIONS, before income taxes	795,549	679,087	876,261	804,997

INCOME TAX EXPENSE	456,000	329,000	456,000	377,000

INCOME FROM CONTINUING OPERATIONS	339,549	350,087	420,261	427,997

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income taxes	88,160	(140,927)	(129,144)	(206,968)

NET INCOME	$427,709	$209,160	$291,117	$221,029

Basic and Diluted Net Income Per Common Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number of Common Shares – Basic	33,107,610	33,107,610	33,107,610	33,105,953

Weighted Average Number of Common Shares - Diluted	33,824,541	34,576,678	33,824,541	34,575,021

See notes to condensed consolidated financial statements.

 SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$291,117	$221,029
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	303,506	268,346
Stock based compensation	16,998	15,391
Changes in operating assets and liabilities:
Accounts receivable, trade	(799,547)	(508,156)
Inventories	(17,197)	26,046
Prepaid expenses and other current assets	176,730	(146,754)
Deposits	---	1,660
Deferred income taxes	232,000	15,000
Accounts payable	198,811	646,783
Customer deposits	(5,638)	1,321
Accrued expenses	(242,279)	70,914
TOTAL ADJUSTMENTS	(136,616)	390,551

NET CASH PROVIDED BY OPERATING ACTIVITIES	154,501	611,580

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	---	57,096
Net cash, held for sale subsidiary	(79,875)
Purchase of property and equipment	(83,354)	(138,443)
NET CASH USED IN INVESTING ACTIVITIES	(163,229)	(81,347)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(187,018)	(423,213)
Proceeds from line of credit	---	175,000
NET CASH USED IN FINANCING ACTIVITIES	(187,018)	(248,213)

NET CHANGE IN CASH	(195,746)	282,020

CASH – Beginning	531,003	146,405
CASH – Ending	$335,257	$428,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$28,150	$49,038
Income taxes	$152,000	$135,535

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

The condensed consolidated balance sheet and statements of cash flows as of June 30, 2015 and the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2015 and its results of operations and cash flows for the three months ended June 30, 2015 not misleading. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity

As of June 30, 2015, the Company had cash of $335,257 and had a working capital surplus of $1,631,970. The Company generated revenue from continuing operations of $7,044,851 and income from continuing operations of $420,261 for the six months ended June 30, 2015.

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

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provide that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.94% as of June 30, 2015). As of June 30, 2015, the outstanding balance of the PNC Acquisition Line was $1,057,500.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.69% as of June 30, 2015) and is renewable at PNC Bank’s option on or before November 30, 2015. As of June 30, 2015, the outstanding balance of the PNC Working Capital Line was $550,000.

The PNC Term Loan was dispersed to settle miscellaneous Company debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.94% as of June 30, 2015) with principal and interest payments made over a 34 month period. At June 30, 2015, $80,263 was outstanding.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018. During the six months ended June 30, 2015 and 2014, the Company incurred approximately $1,024,000 and $1,086,000 in concession fees, respectively, which is recorded in the cost of revenue.

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

Net Income Per Common Share

Net income was $291,117 and $221,029 for the six months ended June 30, 2015 and 2014, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014 (1)	2015	2014 (1)
Weighted average common shares outstanding, basic	33,107,610	33,057,610	33,107,610	33,105,953

Common shares upon exercise of options and warrants	716,931	1,469,069	716,931	1,469,068

Weighted average common shares outstanding, diluted	33,824,541	34,526,679	33,824,541	34,575,021

(1) Potential common shares of 800,000 for the six months ended June 30, 2014 were excluded from the computation of diluted earnings as their exercise prices were greater than the average market price of the common stock during the period.

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2015 and 2014, the Company incurred stock-based compensation costs of $16,998 and $15,391 respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2015, the unamortized fair value of the options totaled $6,375.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08) which requires entities to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations so as not to be overly complex or difficult to apply to stakeholders. Only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014 and interim periods thereafter. ASU 2014-08 is effective for the Company’s financial statements for fiscal years beginning January 1, 2015. Based on the Company’s evaluation of ASU 2014-08, the adoption of this statement on January 1, 2015 did not have a material impact on the Company’s financial statements.

NOTE 4 - Inventories

Inventories consist primarily of aviation fuel which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of June 30, 2015 and December 31, 2014 is set forth in the table below:

	June 30, 2015	December 31, 2014
Fuel inventory	$78,004	$68,891
Other inventory	11,623	11,074
Total inventory	$89,627	$79,965

Included in inventories are amounts held for third parties of $64,828 and $76,021 as of June 30, 2015 and December 31, 2014, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Discontinued Operations

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2015, and further described in NOTE 8 – “Subsequent Events”, the Company entered into a Stock Purchase Agreement, effective as of June 30, 2015, by and between the Company and Warren A. Peck (the “Agreement”). Pursuant to the Agreement, Mr. Peck will purchase all of the outstanding capital stock of the Company’s wholly-owned subsidiary Phoenix Rising Aviation, Inc. (“PRA”). As a result, the results of operations of PRA have been reported in this Quarterly Report on Form 10-Q as discontinued operations and the subsidiary assets and liabilities have been re-classed on the Consolidated Condensed Balance Sheets to “Assets Held For Sale” and “Liabilities Held for Sale”.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Components of discontinued operations are as follows:

As of June 30, 2015, assets consisting of cash of $79,875, accounts receivable of $115,437, inventory of $226,909, prepaid expenses and other current assets of $85,203, property plant and equipment of $194,775, and liabilities principally consisting of accounts payable and accrued expenses of $85,211 and $17,427 respectively, were included in the consolidated balance sheets.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$640,508	$355,887	$863,536	$730,227
Cost of revenue	348,945	295,460	559,606	524,657
Gross profit	291,563	60,427	303,930	205,570
Operating expenses	261,145	253,188	499,074	499,699
Operating income (loss) from discontinued operations	30,418	(192,761)	(195,144)	(294,129)
Interest expense	(8,258)	(10,166)	(17,044)	(19,839)
Other expense	---	---	(1,956)	---
Income tax benefit	66,000	62,000	85,000	107,000
Net income (loss) from discontinued operations	88,160	(140,927)	(129,144)	(206,968)
Basic net income (loss) per common share	0.00	(0.00)	(0.00)	(0.01)
Weighted average number of shares outstanding, basic	33,107,610	33,107,610	33,107,610	33,105,953

NOTE 6 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the six months ended June 30, 2015 and 2014, no services were provided to the Company by Wachtel & Missry, LLP.

NOTE 7 - Litigation

From time to time, the Company and/or its subsidiaries may be a party to one or more claims or disputes which may result in litigation. The Company's management does not, however, presently expect that any such matters will have a material adverse effect on the Company's business, financial condition or results of operations.

NOTE 8 – Subsequent Events

On July 2, 2015, the Company entered into a Stock Purchase Agreement, effective as of June 30, 2015, by and between the Company and Warren A. Peck (the “Agreement”). Pursuant to the Agreement, Mr. Peck will purchase all of the outstanding capital stock of PRA. The closing of the transactions contemplated by the Agreement will occur upon the second business day following the satisfaction of all conditions to the obligations of the parties under the Agreement. Pursuant to the Agreement, Mr. Peck has agreed to pay to the Company: (i) $250,000 at the closing; (ii) $250,000 pursuant to a Secured Promissory Note; and (iii) earn-out payments based on EBITDA thresholds achieved by PRA post-closing, as set forth in the Installment Payment Agreement. As a result of the proposed sale, PRA results of operations have been reported as discontinued operations in the Condensed Consolidated Balance Sheets and Statements of Operations for the three and six months ended June 30, 2015 and 2014. The Agreement, Secured Promissory Note and Installment Payment Agreement are included as exhibits with this Report on Form 10-Q.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations for the Three and Six Months Ended June 30, 2015 and June 30, 2014.

REVENUE

Revenue from continuing operations decreased by 4.1 percent to $4,557,736 for the three months ended June 30, 2015 as compared with corresponding prior-year period revenue of $4,751,962.

For the three months ended June 30, 2015, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 8.6 percent to approximately $1,766,000 as compared to approximately $1,933,000 in the three months ended June 30, 2014. The decrease was largely attributable to a lower volume of gallons, particularly gallons associated with our general aviation fueling operations. The general aviation category experienced a significantly higher demand in the second quarter of 2014, which demand did not recur during the same period in 2015.

For the three months ended June 30, 2015, revenue from continuing operations associated with services and supply items decreased by 1.1 percent to approximately $2,760,000 as compared to approximately $2,790,000 in the three months ended June 30, 2014.

For the three months ended June 30, 2015, all other revenue from continuing operations increased by 10.2 percent to approximately $31,000 as compared to approximately $28,000 in the three months ended June 30, 2014.

Revenue from continuing operations decreased by 5.1 percent to $7,044,851 for the six months ended June 30, 2015 as compared with corresponding prior-year period revenue of $7,423,060.

For the six months ended June 30, 2015, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 13.7 percent to approximately $2,781,000 as compared to approximately $3,222,000 in the six months ended June 30, 2014. The decrease was largely attributable to a lower volume of gallons, particularly gallons associated with our general aviation fueling operations. The general aviation category experienced a significantly higher demand in the six months ended June 30, 2014, which demand did not recur during the same period in 2015.

For the six months ended June 30, 2015, revenue from continuing operations associated with services and supply items increased .8 percent to approximately $4,179,000 as compared to approximately $4,144,000 in the six months ended June 30, 2014.

For the six months ended June 30, 2015, all other revenue from continuing operations increased by 50.2 percent to approximately $84,000 as compared to approximately $56,000 in the six months ended June 30, 2014. The increase was largely attributable to an increase in miscellaneous revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

Total gross profit from continuing operations increased 11.8 percent to $2,741,339 in the three months ended June 30, 2015 as compared with the three months ended June 30, 2014. Gross margin increased to 60.1 percent in the three months ended June 30, 2015 as compared to 51.6% percent in the same period in the prior year. The increase in gross profit is related to higher levels of activity in our Heliport operations.

Total gross profit from continuing operations increased 10.8 percent to $3,945,390 in the six months ended June 30, 2015 as compared with the six months ended June 30, 2014. Gross margin increased to 56.0 percent in the six months ended June 30, 2015 as compared to 48.0% percent in the same period in the prior year. As explained above, the increase in gross profit is related to higher levels of activity in our Heliport operations.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, from continuing operations were $1,939,000 in the three months ended June 30, 2015, representing an increase of approximately $172,000 or 9.7 percent, as compared to the same period in 2014. Total selling, general and administrative expenses, or SG&A, from continuing operations were $3,059,000 in the six months ended June 30, 2015, representing an increase of approximately $314,000 or 11.4 percent, as compared to the same period in 2014. The overall increase in SG&A was largely attributable to additional costs related to the higher levels of activity in our Heliport operations.

SG&A associated with continuing operations of our aviation services operations were approximately $1,849,000 in the three months ended June 30, 2015, representing an increase of approximately $148,000 or 8.7 percent, as compared to the three months ended June 30, 2014. SG&A associated with our continuing FBO operations, as a percentage of revenue, was 40.6 percent for the three months ended June 30, 2015, as compared with 38.5 percent in the corresponding prior year period. The increased operating expenses were largely attributable to additional costs related to the higher levels of activity in our Heliport operations.

SG&A associated with continuing operations of our aviation services operations were approximately $2,878,000 in the six months ended June 30, 2015, representing an increase of approximately $290,000 or 11.2 percent, as compared to the six months ended June 30, 2014. SG&A associated with our continuing FBO operations, as a percentage of revenue, was 40.9 percent for the six months ended June 30, 2015, as compared with 34.9 percent in the corresponding prior year period. The increased operating expenses were largely attributable to additional costs related to the higher levels of activity in our Heliport operations.

Corporate SG&A was approximately $90,000 for the three months ended June 30, 2015, representing an increase of approximately $24,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $180,000 for the six months ended June 30, 2015, representing an increase of approximately $24,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income from continuing operations for the three and six months ended June 30, 2015 was $802,236 and $886,745, respectively, as compared to operating income of $685,370 and $817,097, in the three and six months ended June 30, 2014. The increase on a year-over-year basis was driven by higher levels of activity in our Heliport operations.

Depreciation and Amortization

Depreciation and amortization was approximately $304,000 and $268,000 for the six months ended June 30, 2015 and 2014, respectively.

Interest Income/Expense

Interest income for the six months ended June 30, 2015 was $0 as compared to $5,905 in the six months ended June 30, 2014. Interest expense for the six months ended June 30, 2015 was approximately $12,150 as compared to $29,206 in the same period in 2014.

Income Tax

Income tax expense for the three and six months ended June 30, 2015 was $456,000 as compared to approximately $329,000 and $377,000, respectively, during the same period in 2014. The increase is attributable to higher pre-tax income in the six months ended June 30, 2015 as compared to the same period in 2014.

Net Income Per Share

Net income was $291,117 and $221,029 for the six months ended June 30, 2015 and 2014, respectively. The increase in net income is an outcome of the factors described above.

Basic and diluted net income per share for the six month periods ended June 30, 2015 and 2014 was $0.01 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had cash and cash equivalents of $335,257 and a working capital surplus of $1,631,970. We generated revenue from continuing operations of $7,044,851 and income from continuing operations of $420,261 for the six months ended June 30, 2015. For the six months ended June 30, 2015, cash flows included net cash provided by operating activities of $154,501, net cash used in investing activities of $163,229, and net cash used in financing activities of $187,018.

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

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provide that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.94% as of June 30, 2015). As of June 30, 2015, there was $ 1,057,500 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.69% as of June 30, 2015) and is renewable at PNC Bank’s option on or before November 30, 2015. As of June 30, 2015, the outstanding balance of the PNC Working Capital Line was $550,000.

The PNC Term Loan was dispersed to settle miscellaneous Company debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.94% as of June 30, 2015) and principal and interest payments shall be made over a 34 month period. At June 30, 2015, $80,263 was outstanding.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018. During the six months ended June 30, 2015 and 2014, the Company incurred approximately $1,024,000 and $1,086,000 in concession fees, respectively, which is recorded in cost of revenue.

During the six months ended June 30, 2015, we had a net decrease in cash of $195,746. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2015, net cash provided by operating activities was $154,501. This amount included an increase in operating cash related to net income of $291,117 and additions for the following items: (i) depreciation and amortization, $303,506 ; (ii) stock based compensation, $16,998; (iii) prepaid expenses and other current assets, $176,730; (iv) deferred income taxes of $232,000; and (v) accounts payable, $198,811. These increases in operating activities were offset by the following decreases: (i) accounts receivable, $799,547; (ii) trade inventories, $17,197; (iii) customer deposits, $5,638; and (iv) accrued expenses, $242,279.

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

Cash from Investing Activities

For the six months ended June 30, 2015, net cash used in investing activities was $163,229. This amount included $79,875 of net cash held for sale of a subsidiary and $83,354 used for the purchase of property and equipment. For the six months ended June 30, 2014, net cash of $81,347 was used in investing activities for the purchase of $138,443 in property and equipment offset by the repayment of notes receivable of $57,096.

Cash from Financing Activities

For the six months ended June 30, 2015, net cash used in financing activities was $187,018 for the repayment of notes payable. For the six months ended June 30, 2014, net cash used in financing activities was $248,213, consisting of a drawdown from the line of credit of $175,000 offset by the repayment of notes payable of $423,213.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

10.1	Executed Stock Purchase Agreement, effective as of June 30, 2015, by and between the Company and Warren A. Peck. *

10.2	Form of Agreement for Secured Promissory Note, to be effective as of June 30, 2015, to be made by Warren A. Peck in favor of the Company. *

10.3	Form of Agreement for Installment Payment Agreement, to be effective as of June 30, 2015, by and between the Company and Warren A. Peck. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (principal executive officer). *

31.2	Rule 13a-14(a)/15d-14(a) Certification of President (principal financial officer). *

32.1	Section 1350 Certification. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: August 19, 2015	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

