Form 10-Q
period 2015-09-30
Saker Aviation Services, Inc.
filed 2015-11-20
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2015

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

Yes ☐          No ☒

As of November 20, 2015, the registrant had 33,107,610 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2015

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2015	December 31, 2014
	(unaudited)
CURRENT ASSETS
Cash	$717,260	$531,003
Accounts receivable	2,569,637	1,739,452
Assets held for sale	---	787,780
Note Receivable, current portion	300,000	---
Inventories	89,464	79,965
Prepaid expenses and other current assets	1,127,642	494,880
Total current assets	4,804,003	3,633,080

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $2,028,121 and $1,610,983 respectively	1,605,098	1,858,840

OTHER ASSETS
Deposits	165,263	178,524
Intangible assets	35,000	142,500
Note Receivable, less current portion	200,000	---
Goodwill	530,000	530,000
Deferred income taxes	308,000	363,000
Total other assets	1,238,263	1,214,024
TOTAL ASSETS	$7,647,364	$6,705,944

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,355,087	$984,966
Liabilities held for sale	---	31,781
Line of credit	200,000	550,000
Customer deposits	128,009	134,761
Accrued expenses	1,302,970	484,754
Notes payable – current portion	329,710	372,457
Total current liabilities	3,315,776	2,558,719

LONG-TERM LIABILITIES
Notes payable - less current portion	720,000	956,979
Total liabilities	4,035,776	3,515,698

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;	---	---
none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000;
33,107,610 shares issued and outstanding as of September 30, 2015 and December 31, 2014	33,107	33,107
Additional paid-in capital	19,987,978	19,962,482
Accumulated deficit	(16,409,497)	(16,805,343)
TOTAL STOCKHOLDERS’ EQUITY	3,611,588	3,190,246
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,647,364	$6,705,944

See notes to condensed consolidated financial statements.

          SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUE	$4,729,808	$4,801,278	$11,774,659	$12,224,338
COST OF REVENUE	2,255,109	2,694,751	5,354,570	6,555,862
GROSS PROFIT	2,474,699	2,106,527	6,420,089	5,668,476

SELLING, GENERAL AND ADMINISTRATIVE	1,833,063	1,650,934	4,891,708	4,395,786
EXPENSES

OPERATING INCOME FROM CONTINUING OPERATIONS	641,636	455,593	1,528,381	1,272,690

OTHER INCOME (EXPENSE)
OTHER (EXPENSE) INCOME, net	---	(5,000)	1,666	16,194
INTEREST INCOME	---	788	---	6,693
INTEREST EXPENSE	(4,580)	(12,376)	(16,730)	(41,582)
TOTAL OTHER EXPENSE, net	(4,580)	(16,588)	(15,064)	(18,695)

INCOME FROM CONTINUING OPERATIONS, before income taxes	637,056	439,005	1,513,317	1,253,995

INCOME TAX EXPENSE	352,000	224,000	808,000	605,000
INCOME FROM CONTINUING OPERATIONS	285,056	215,005	705,317	648,995

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes	(180,327)	(35,134)	(309,471)	(248,095)

NET INCOME	$104,729	$179,871	$395,846	$400,900
Basic and Diluted Net Income Per Common Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number of Common Shares – Basic	33,107,610	33,107,610	33,107,610	33,106,511
Weighted Average Number of Common Shares - Diluted	33,674,676	34,289,088	33,674,676	34,287,989

See notes to condensed consolidated financial statements.

 SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$395,846	$400,900
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	639,146	421,105
Stock based compensation	25,496	23,092
Changes in operating assets and liabilities:
Accounts receivable, trade	(519,795)	(465,205)
Inventories	209,875	67,358
Prepaid expenses and other current assets	(602,700)	(410,970)
Deposits	13,261	1,660
Deferred income taxes	55,000	15,000
Accounts payable	358,656	715,259
Customer deposits	(6,752)	92,734
Accrued expenses	797,900	170,606
TOTAL ADJUSTMENTS	970,087	630,939

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,365,933	1,031,539

CASH FLOWS FROM INVESTING ACTIVITIES
(Issuance) Payment of note receivable	(500,000)	61,829
Purchase of property and equipment	(49,950)	(159,103)
NET CASH USED IN INVESTING ACTIVITIES	(549,950)	(97,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(279,726)	(785,727)
(Repayment) Proceeds from line of credit	(350,000)	175,000
NET CASH USED IN FINANCING ACTIVITIES	(629,726)	(610,727)

NET CHANGE IN CASH	186,257	323,538
CASH – Beginning	531,003	146,405
CASH – Ending	$717,260	$469,943

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$16,730	$71,101
Income taxes	$310,561	$207,287

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

The condensed consolidated balance sheet and statements of cash flows as of September 30, 2015 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of September 30, 2015 and its results of operations and cash flows for the nine months ended September 30, 2015 not misleading. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity

As of September 30, 2015, the Company had cash of $717,260 and had a working capital surplus of $1,488,227. The Company generated revenue from continuing operations of $11,774,659 and income from continuing operations of $1,513,317 for the nine months ended September 30, 2015.

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

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provide that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.94% as of September 30, 2015). As of September 30, 2015, the outstanding balance of the PNC Acquisition Line was $990,000.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.69% as of September 30, 2015) and is renewable at PNC Bank’s option on or before November 30, 2015. As of September 30, 2015, the outstanding balance of the PNC Working Capital Line was $200,000.

The PNC Term Loan was dispersed to settle miscellaneous Company debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.94% as of September 30, 2015) with principal and interest payments made over a 34 month period. At September 30, 2015, $56,184 was outstanding.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018, unless terminated earlier. During the nine months ended September 30, 2015 and 2014, the Company incurred approximately $2,100,000 and $2,050,000 in concession fees, respectively, which is recorded in the cost of revenue.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Mayor of New York City has been urged to reduce air tour activity at the Heliport.  Air tours have historically represented the majority of activity at the Heliport.  Pursuant to the terms of the Concession Agreement, the City of New York must provide 25 days’ notice to terminate the Concession Agreement.  Any such reduction or termination would negatively impact the business and financial results of the Company and its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s CEO and a member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $2,700,000 and $2,400,000 during the nine months ended September 30, 2015 and 2014, respectively, which is recorded in operating expenses.  The Company and Empire have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which is engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FirstFlight Heliports, LLC (“FFH”), its FBO at Garden City (Kansas) Regional Airport (“FBOGC”) and Phoenix Rising Aviation, Inc. (“PRA”), see Note 5, Discontinued Operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications were made to prior year amounts to conform to the current year presentation. None of the reclassifications affected the Company’s net income in any period.

Net Income Per Common Share

Net income was $104,729 and $395,846 for the three and nine months ended September 30, 2015, respectively. Net income was $179,871 and $400,900 for the three and nine months ended September 30, 2014, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014 (1)	2015	2014 (1)
Weighted average common shares outstanding, basic	33,107,610	33,107,610	33,107,610	33,106,511
Common shares upon exercise of options and warrants	567,066	1,181,478	567,066	1,181,478
Weighted average common shares outstanding, diluted	33,674,676	34,289,088	33,674,676	34,287,989

(1) Potential common shares of 1,550,000 for the nine months ended September 30, 2014 were excluded from the computation of diluted earnings as their exercise prices were greater than the average market price of the common stock during the period.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the nine months ended September 30, 2015 and 2014, the Company incurred stock-based compensation costs of $25,496 and $23,092 respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2015, the unamortized fair value of the options was $0.

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

NOTE 4 - Inventories

Inventories consist primarily of aviation fuel which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of September 30, 2015 and December 31, 2014 is set forth in the table below:

	September 30, 2015	December 31, 2014
Fuel inventory	$78,471	$68,891
Other inventory	10,993	11,074
Total inventory	$89,464	$79,965

Included in inventories are amounts held for third parties of $72,010 and $76,021 as of September 30, 2015 and December 31, 2014, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Discontinued Operations

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2015, the Company entered into a Stock Purchase Agreement, dated June 30, 2015, by and between the Company and Warren A. Peck (the “Agreement”). Pursuant to the Agreement, Mr. Peck was to purchase all of the outstanding capital stock of the Company’s wholly-owned subsidiary Phoenix Rising Aviation, Inc. (“PRA”). The closing of the transactions contemplated by the Agreement occurred on September 30, 2015. At that time, in exchange for all of the outstanding capital stock of PRA, Mr. Peck was required to pay the Company $250,000 in cash, execute a $250,000 Secured Promissory Note in favor of the Company; and (iii) execute an Installment Payment Agreement giving the Company rights to earn-out payments based on EBITDA thresholds achieved by PRA post-closing. As a result of the sale, PRA results of operations have been reported as discontinued operations in the Condensed Consolidated Balance Sheets and Statements of Operations for the three and nine months ended September 30, 2015 and 2014. The Agreement, Secured Promissory Note and Installment Payment Agreement were included as exhibits with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015. On September 30, 2015 the Company and Mr. Peck executed the Closing Cash Agreement, which is filed herewith. The Agreement provided for Mr. Peck to sign over to the Company title to an aircraft in temporary lieu of the $250,000 cash consideration due at closing. As further described in the Agreement, the Company shall receive the $250,000 closing cash payment, plus other identified costs, when the aircraft is subsequently sold. The $250,000 closing cash consideration plus receivables associated with the Note are therefore reflected as a Note Receivable in the Condensed Consolidated Balance Sheets as of September 30, 2015.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Components of discontinued operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$900,408	$716,145	$1,763,944	$1,446,372
Cost of revenue	787,154	499,859	1,346,760	1,024,516
Gross profit	113,254	216,286	417,184	421,856
Operating expenses	387,448	231,733	867,765	731,432
Operating (loss) from discontinued operations	(274,194)	(15,447)	(450,581)	(309,576)
Interest expense	(7,774)	(9,687)	(24,575)	(29,519)
Other income (expense)	26,641	(50,000)	24,685	(50,000)
Income tax benefit	75,000	40,000	141,000	141,000
Net (loss) from discontinued operations	(180,327)	(35,134)	(309,471)	(248,095)
Basic net (loss) per common share	(0.01)	(0.00)	(0.01)	(0.01)
Weighted average number of shares outstanding, basic	33,107,610	33,107,610	33,107,610	33,106,511

NOTE 6 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the nine months ended September 30, 2015 and 2014, no services were provided to the Company by Wachtel & Missry, LLP.

As described in more detail in Note 2, Liquidity, the Company is party to a management agreement with Empire Aviation, an entity owned by the children of Alvin S. Trenk, our CEO and a member of our Board of Directors.

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

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport, as an FBO at the Garden City (Kansas) Regional Airport, as a consultant to the operator of a seaplane base in New York City, and prior to our divestiture, as an MRO at the Bartlesville (Oklahoma) Municipal Airport.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations for the Three and Nine Months Ended September 30, 2015 and September 30, 2014.

REVENUE

Revenue from continuing operations decreased by 1.5 percent to $4,730,000 for the three months ended September 30, 2015 as compared with corresponding prior-year period revenue of $4,801,000.

For the three months ended September 30, 2015, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 11.0 percent to approximately $1,928,000 as compared to approximately $2,166,000 in the three months ended September 30, 2014. The decrease was largely attributable to a lower volume of gallons, particularly gallons associated with our general aviation fueling operations. The general aviation category experienced a significantly higher demand in the third quarter of 2014, which demand did not recur during the same period in 2015.

For the three months ended September 30, 2015, revenue from continuing operations associated with services and supply items increase by 6.6 percent to approximately $2,778,000 as compared to approximately $2,606,000 in the three months ended September 30, 2014. The increase was due to generally higher levels of services and supply items in the three months ended September 30, 2015 as compared to the same period in 2014.

For the three months ended September 30, 2015, all other revenue from continuing operations decreased by 21.7 percent to approximately $23,000 as compared to approximately $30,000 in the three months ended September 30, 2014. The decrease was due to certain non-recurring revenue events that occurred in the three months ended September 30, 2014 that did not recur in the same period in 2015.

Revenue from continuing operations decreased by 3.7 percent to $11,774,659 for the nine months ended September 30, 2015 as compared with corresponding prior-year period revenue of $12,224,338.

For the nine months ended September 30, 2015, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 12.6 percent to approximately $4,710,000 as compared to approximately $5,388,000 in the nine months ended September 30, 2014. The decrease was largely attributable to a lower volume of gallons, particularly gallons associated with our general aviation fueling operations. The general aviation category experienced a significantly higher demand in the nine months ended September 30, 2014, which demand did not recur during the same period in 2015.

For the nine months ended September 30, 2015, revenue from continuing operations associated with services and supply items increased 3.1 percent to approximately $6,958,000 as compared to approximately $6,750,000 in the nine months ended September 30, 2014. The increase was due to generally higher levels of services and supply items in the nine months ended September 30, 2015 as compared to the same period in 2014.

For the nine months ended September 30, 2015, all other revenue from continuing operations increased by 25.3 percent to approximately $107,000 as compared to approximately $86,000 in the nine months ended June 30, 2014. The increase was largely attributable to an increase in non-recurring revenue events in the nine months ended September 30, 2015 that did not happen in the same period in 2014.

GROSS PROFIT

Total gross profit from continuing operations increased 17.5 percent to $2,475,000 in the three months ended September 30, 2015 as compared with the three months ended September 30, 2014. Gross margin increased to 52.3 percent in the three months ended September 30, 2015 as compared to 43.9 percent in the same period in the prior year. The increase in gross profit and gross margin is related to higher levels of gross profit in our fuel sales in the three months ended September 30, 2015 as compared to the prior year period.

Total gross profit from continuing operations increased 13.3 percent to $6,420,089 in the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014. Gross margin increased to 54.5 percent in the nine months ended September 30, 2015 as compared to 46.4 % percent in the same period in the prior year. As explained above, the increase in gross profit and gross margin is related to higher levels of gross profit in our fuel sales in the nine months ended September 30, 2015 as compared to the prior year period.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, from continuing operations were $1,833,000 in the three months ended September 30, 2015, representing an increase of approximately $182,000 or 11.0 percent, as compared to the same period in 2014. Total selling, general and administrative expenses, or SG&A, from continuing operations were $4,892,000 in the nine months ended September 30, 2015, representing an increase of approximately $495,000 or 11.3 percent, as compared to the same period in 2014.

SG&A associated with continuing operations of our aviation services operations were approximately $1,778,000 in the three months ended September 30, 2015, representing an increase of approximately $218,000 or 14.0 percent, as compared to the three months ended September 30, 2014. SG&A associated with our continuing operations of our aviation services operations, as a percentage of revenue, was 37.6 percent for the three months ended September 30, 2015, as compared with 34.4 percent in the corresponding prior year period. The increased operating expenses were largely attributable to additional costs related to the higher levels of activity in our Heliport operations.

SG&A associated with continuing operations of our aviation services operations were approximately $4,656,000 in the nine months ended September 30, 2015, representing an increase of approximately $508,000 or 12.3 percent, as compared to the nine months ended September 30, 2014. SG&A associated with our continuing operations of our aviation services operations, as a percentage of revenue, was 39.5 percent for the nine months ended September 30, 2015, as compared with 33.9 percent in the corresponding prior year period. The increased operating expenses were largely attributable to additional costs related to the higher levels of activity in our Heliport operations.

Corporate SG&A was approximately $55,035 for the three months ended September 30, 2015, representing a 39.5 percent decrease of approximately $36,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $236,000 for the nine months ended September 30, 2015, representing a decrease of approximately $12,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income from continuing operations for the three and nine months ended September 30, 2015 was $641,636 and $1,528,381, respectively, as compared to operating income of $455,593 and $1,272,690 in the three and nine months ended September 30, 2014. The increase on a year-over-year basis was driven by higher levels of activity in our Heliport operations.

Depreciation and Amortization

Depreciation and amortization was approximately $639,146 and $421,105 for the nine months ended September 30, 2015 and 2014, respectively.

Interest Income/Expense

Interest income for the nine months ended September 30, 2015 was $0 as compared to $6,693 in the nine months ended September 30, 2014. Interest expense for the nine months ended September 30, 2015 was approximately $16,730 as compared to $41,582 in the same period in 2014.

Income Tax

Income tax expense for the three and nine months ended September 30, 2015 was $352,000 and $808,000, respectively, as compared to approximately $224,000 and $605,000, respectively, during the same period in 2014. The increase is attributable to higher pre-tax income in the nine months ended September 30, 2015 as compared to the same period in 2014.

Net Income Per Share

Net income was $ 395,846 and $400,900 for the nine months ended September 30, 2015 and 2014, respectively. Basic and diluted net income per share for the nine month periods ended September 30, 2015 and 2014 was $.01.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had cash of $717,260 and a working capital surplus of $1,488,227. We generated revenue from continuing operations of $11,774,659 and income from continuing operations of $1,513,317 for the nine months ended September 30, 2015. For the nine months ended September 30, 2015, cash flows included net cash provided by operating activities of $1,365,933, net cash used in investing activities of $549,950, and net cash used in financing activities of $629,726.

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

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provide that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.94% as of September 30, 2015). As of September 30, 2015, there was $990,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line may be dispersed for working capital and general corporate purposes. Interest on outstanding principal accrues at a rate equal to daily LIBOR plus 250 basis points (2.69% as of September 30, 2015) and is renewable at PNC Bank’s option on or before November 30, 2015. As of September 30, 2015, the outstanding balance of the PNC Working Capital Line was $200,000.

The PNC Term Loan was dispersed to settle miscellaneous Company debt of the same amount. Interest on outstanding principal accrues at a rate equal to one-month LIBOR plus 275 basis points (2.94% as of September 30, 2015) and principal and interest payments shall be made over a 34 month period. At September 30, 2015, $56,184 was outstanding.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5 million in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which expires on October 31, 2018, unless terminated earlier. During the nine months ended September 30, 2015 and 2014, the Company incurred approximately $2,100,000 and $2,050,000 in concession fees, respectively, which is recorded in cost of revenue.

The Mayor of New York City has been urged to reduce air tour activity at the Heliport.  Air tours have historically represented the majority of activity at the Heliport.  Pursuant to the terms of the Concession Agreement, the City of New York must provide 25 days’ notice to terminate the Concession Agreement.  Any such reduction or termination would negatively impact our business and financial results and those of our management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, a member of the Company’s Board of Directors.  We incurred management fees with Empire Aviation of approximately $2,700,000 and $2,400,000 during the nine months ended September 30, 2015 and 2014, respectively, which is recorded in operating expenses.  We and Empire have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which is engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

During the nine months ended September 30, 2015, we had a net increase in cash of $186,257. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the nine months ended September 30, 2015, net cash provided by operating activities was $1,365,933. This amount included an increase in operating cash related to net income of $395,846 and additions for the following items: (i) depreciation and amortization, $639,146; (ii) stock based compensation, $25,496; (iii) trade inventories, $209,875; (iv) deposits, $13,261; (v) deferred income taxes of $55,000; (vi) accounts payable of $358,656; and (vii) accrued expenses of $797,900 . These increases in operating activities were offset by the following decreases: (i) accounts receivable, $519,795; (ii) prepaid expenses and other current assets, $602,700; and (iii) customer deposits of $6,752.

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

Cash from Investing Activities

For the nine months ended September 30, 2015, net cash used in investing activities was $549,950. This amount included issuances of note receivable of $500,000 and $49,950 used for the purchase of property and equipment. For the nine months ended September 30, 2014, net cash of $97,274 was used in investing activities for the (i) purchase of $159,103 in property and equipment; (ii) offset by the repayment of notes receivable of $61,829.

Cash from Financing Activities

For the nine months ended September 30, 2015, net cash used in financing activities was $629,726. This amount included the repayment of notes payable of $279,726 and repayment of the line of credit of $350,000. For the nine months ended September 30, 2014, net cash used in financing activities was $610,727, consisting of (i) a drawdown from the line of credit of $175,000; (ii) offset by the repayment of notes payable of $785,727.

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

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

10.1	Executed Closing Cash Agreement, effective as of September 30, 2015, by and between the Company and Warren A. Peck. *

10.2	Executed Stock Purchase Agreement, effective as of September 30, 2015, by and between the Company and Warren A. Peck, filed with the Company’s June 30, 2015 10-Q.

10.3	Executed Secured Promissory Note, effective as of September 30, 2015, to be made by Warren A. Peck in favor of the Company, filed with the Company’s June 30, 2015 10-Q.

10.4	Executed Installment Payment Agreement, effective as of September 30, 2015, by and between the Company and Warren A. Peck, filed with the Company’s June 30, 2015 10-Q.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (principal executive officer). *

31.2	Rule 13a-14(a)/15d-14(a) Certification of President (principal financial officer). *

32.1	Section 1350 Certification. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: November 20, 2015	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President