Form 10-K
period 2015-12-31
Saker Aviation Services, Inc.
filed 2016-04-11
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of such business day was $2,979,685.

As of March 30, 2016, the Registrant had 33,157,610 shares of its Common Stock, par value $.001 per share, issued and outstanding.

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

General

Saker Aviation Services, Inc. (“we”, “us”, “our”) is a Nevada corporation. Our common stock, $0.001 par value per share (the “common stock”), is publicly traded on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. Through our subsidiaries, we operate in the aviation services segment of the general aviation industry, in which we serve as the operator of a heliport, a fixed base operation (“FBO”), and as a consultant for a seaplane base that we do not own. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

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

Our business activities at the Downtown Manhattan (New York) Heliport facility (the “Heliport”) commenced when we were awarded the Concession Agreement by the City of New York to operate the Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”).

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

Discontinued Operations

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2015, the Company entered into a Stock Purchase Agreement, dated June 30, 2015, by and between the Company and Warren A. Peck (the “Agreement”). Pursuant to the Agreement, Mr. Peck was to purchase all of the outstanding capital stock of the Company’s wholly-owned subsidiary Phoenix Rising Aviation, Inc. (“PRA”). The closing of the transactions contemplated by the Agreement occurred on September 30, 2015. At that time, in exchange for all of the outstanding capital stock of PRA, Mr. Peck agreed to pay (i) the Company $250,000 in cash; (ii) execute a $250,000 Secured Promissory Note in favor of the Company; and (iii) execute an Installment Payment Agreement giving the Company rights to earn-out payments based on EBITDA thresholds achieved by PRA post-closing. As a result of the sale, PRA results of operations have been reported as discontinued operations in the Condensed Consolidated Balance Sheets and Statements of Operations for 2015 and 2014.

The Agreement, Secured Promissory Note and Installment Payment Agreement were included as exhibits with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015. On September 30, 2015 the Company and Mr. Peck executed the Closing Cash Agreement “the “Closing Agreement”, which was filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015. The Closing Agreement provided for Mr. Peck to sign over to the Company title to an aircraft to defer the $250,000 cash consideration due at closing. As further described in the Closing Agreement, the Company shall receive the $250,000 closing cash payment, plus other identified costs, when the aircraft is subsequently sold. The $250,000 closing cash consideration plus receivables associated with the Note are therefore reflected as a Note Receivable in the Condensed Consolidated Balance Sheets as of December 31, 2015.

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

Customers

For the fiscal year ended December 31, 2015, four customers represented approximately 78.6% of our revenue. The loss of any of these four customers could represent a significant decrease in revenue that may adversely affect our business and result of operations. Additionally, four accounts represented approximately 93.9% of the balance of accounts receivable at December 31, 2015. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. We depend significantly on our business with these four customers.

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

Employees

As of December 31, 2015, we employed 37 persons, 33 of which were employed on a full-time basis, and one of which was an executive officer. All of our personnel are employed in connection with our operations in New York and Kansas.

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

For the fiscal year ended December 31, 2015, four customers represented approximately 78.6% of our revenue. Additionally, these four accounts represented approximately 93.9% of the balance of accounts receivable at December 31, 2015. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. The loss of any of our key customers, or the inability of such customers to pay amounts due to us, could result in a significant decrease in revenue that may adversely affect our business and result of operations.

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

As of March 30, 2016, there were 33,157,610 shares of our common stock outstanding. If all of our outstanding common stock purchase warrants and options were exercised, there would be 35,357,610 shares outstanding, an increase of approximately 6.6%. Any further issuances due to additional equity financings, the granting of additional options or the anti-dilution provisions in our warrants could further dilute our existing stockholders, which could cause the value of our common stock to decline.

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

As of March 30, 2016, our executive officers, directors and their family members and associates, collectively, are entitled to vote 10,424,740 shares, or 31.4%, of the 33,157,610 shares of our outstanding shares of common stock. Accordingly, and, because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our Board of Directors, which is currently comprised of two independent directors, a director who is a managing partner of a law firm which provides legal services to us, and two executive officer/directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of March 30, 2016, we lease office space at the following locations:

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

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2014	$0.098	$0.080

June 30, 2014	$0.095	$0.050

September 30, 2014	$0.070	$0.040

December 31, 2014	$0.088	$0.050

March 31, 2015	$0.140	$0.060

June 30, 2015	$0.140	$0.080

September 30, 2015	$0.130	$0.070

December 31, 2015	$0.110	$0.050

Holders

As of March 30, 2016, there were approximately 280 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

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

Consolidated Statement of Operations Data:	Year Ended December 31, 2015	Year Ended December 31, 2014
(in thousands, except for share and per share data)
Revenue from Continuing Operations	$15,974	$16,416
Income from Continuing Operations, before income tax expense	$1,919	$1,741
Income tax (expense)	$1,032	$910
Income from Continuing Operations, net of income taxes	$886	$831
Loss from Discontinued operations, net of income taxes	$(191)	$(697)
Net income	$695	$134
Net income per share – basic	$0.02	$0.00
Net income per share – diluted	$0.02	$0.00
Weighted average number of shares – basic	33,112,542	33,106,788
Weighted average number of shares – diluted	33,598,544	33,327,817

Balance Sheet Data: (in thousands)	December 31, 2015	December 31, 2014
Working capital surplus	$1,987	$846
Total assets	$6,243	$6,706
Total liabilities	$2,324	$3,516
Stockholders’ equity	$3,919	$3,190
Total liabilities and Stockholders’ equity	$6,243	$6,706

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Continuing Operations for the Years Ended December 31, 2015 and December 31, 2014.

REVENUE

Revenue from continuing operations decreased by 2.7 percent to $15,974,307 for the twelve months ended December 31, 2015 as compared with corresponding prior-year period revenue of $16,416,170.

For the twelve months ended December 31, 2015, revenue from continuing operations associated with services and supply items increased by 4.8 percent to approximately $9,600,000 as compared to approximately $9,100,000 in the twelve months ended December 31, 2014. The increase was largely attributable to higher levels of activity in our Heliport operations.

For the twelve months ended December 31, 2015, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 12.2 percent to approximately $6,300,000 as compared to approximately $7,100,000 in the twelve months ended December 31, 2014. The decrease was attributable to both a lower volume of gallons, particularly gallons associated with our general aviation fueling operations, and lower fuel costs, leading to lower average fuel prices. The general aviation category experienced a significantly higher demand in 2014, which demand did not recur during 2015. The cost of fuel in 2015 was less on average as compared to the cost of fuel in 2014. As our fuel pricing generally follows the cost of fuel, lower fuel costs translate to lesser revenue on comparable volume.

For the twelve months ended December 31, 2015, all other revenue from continuing operations decreased by 1.8 percent to approximately $131,000 as compared to approximately $134,000 in the twelve months ended December 31, 2014.

GROSS PROFIT

Total gross profit from continuing operations increased 12.2 percent to $8,711,637 in the twelve months ended December 31, 2015 as compared to $7,766,921 in the twelve months ended December 31, 2014. Gross profit as a percent of revenue was 55 and 47 percent in the twelve months ended December 31, 2015 and 2014, respectively. The increase in gross profit and gross margin is related to higher levels of gross profit in our fuel sales in 2015 as compared to the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative, or SG&A, expenses were $6,668,533 in the twelve months ended December 31, 2015, an increase of approximately $662,000 or 11.0 percent, as compared to the same period in 2014.

SG&A associated with our FBO operations were approximately $6,300,000 in the twelve months ended December 31, 2015, an increase of approximately $600,000, or 10.8 percent, as compared to the twelve months ended December 31, 2014. SG&A associated with our FBO operations, as a percentage of revenue, was 39.4 percent for the twelve months ended December 31, 2015, as compared with 34.6 percent in the corresponding prior year period. The increased operating expenses were largely attributable to additional costs related to the higher levels of activity in our Heliport operations.

Corporate SG&A was approximately $374,000 for the twelve months ended December 31, 2015, representing an increase of approximately $50,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income from continuing operations for the year ended December 31, 2015 was $2,043,104 as compared to $1,760,284 in the year ended December 31, 2014. The increase on a year-over-year basis was driven by higher levels of gross margin and gross profit, which offset higher SG&A expenses.

Depreciation and Amortization

Depreciation and amortization was approximately $569,000 and $627,000 for the twelve months ended December 31, 2015 and 2014, respectively.

Interest Income/Expense

Interest income for the year ended December 31, 2015 was $0, as compared to $6,693 in year ended December 31, 2014. Interest expense for the year ended December 31, 2015 was $25,024, as compared to $47,326 in the same period in 2014. The decrease in interest expense is largely attributable to paydown of the line of credit and notes payable.

Impairment of Goodwill and Other Intangibles

We had $530,000 of goodwill at December 31, 2015 and 2014 relating to our FBO operations. We assessed our goodwill using the qualitative approach and determined it was more likely than not that the fair value of its goodwill resulting from the purchase of PRA was less than its carrying value and, therefore, recorded a $550,380 impairment charge in 2014. Due to macroeconomic, industry and market conditions, the PRA facility had not been able to establish positive cash flow and future cash flows were insufficient to support any value of goodwill or indefinite live intangibles so the company recorded the impairment charge in the 2014 audited financial statements for their remaining value.

As of December 31, 2015, intangible assets consisted of a charter certificate ($35,000). As of December 31, 2014, intangible assets consisted of a non-compete agreement ($107,500) and a charter certificate ($35,000). At December 31, 2014, we recorded an impairment charge of $139,583 for the trade name and customer relationships at the PRA facility using the aforementioned procedures. In connection with our divestiture of PRA at September 30, 2015, we recorded a $107,500 charge for the full value of the PRA non-compete agreement.

Income Tax

Income tax expense from continuing operations for the twelve months ended December 31, 2015 was $1,032,000, as compared to $910,000 in the same period in 2014. Included in these amounts are paid actual or estimated federal, state and local income taxes along with a charge for deferred income tax at our estimated blended effective tax rate of 54 percent. Paid actual or estimated tax expenses were $388,000 and deferred income tax expense was $190,000 for the twelve months ended December 31, 2015. Paid actual or estimated tax expenses were $260,000 and deferred income tax benefits were $503,000 for the twelve months ended December 31, 2014.

Net Income Per Share

Net income for the twelve months ended December 31, 2015 was $695,208 as compared to net income of $133,747 in the twelve months ended December 31, 2014.

Basic and diluted net income per share was $0.02 and $0.00 for the twelve months ended December 31, 2015 and December 31, 2014, respectively.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $414,661 and a working capital surplus of $1,986,997. We generated revenue from continuing operations of $15,974,307 and had net income from continuing operations before taxes of $1,918,696 for the twelve months ended December 31, 2015. For the twelve months ended December 31, 2015, cash flows included net cash provided by operating activities of $990,545, net cash used in investing activities of $152,375, and net cash used in financing activities of $954,512.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, we are required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.947% as of December 31, 2015). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of December 31, 2015, there was $922,500 outstanding under the PNC Acquisition Line.

The PNC Working Capital was to have been dispersed for working capital and general corporate purposes. Interest on outstanding principal accrued at a rate equal to daily LIBOR plus 250 basis points (2.697% as of December 31, 2015). The PNC Working Capital Line expired on December 31, 2015, with $0 outstanding.

The PNC Term Loan was utilized to retire our previously outstanding miscellaneous debt of the same amount. Interest on outstanding principal accrued at a rate equal to one-month LIBOR plus 275 basis points and principal and interest payments were to be made over a thirty-four month period. At December 31, 2015, all amounts under the PNC Term loan have been repaid.

We are party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. We paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which was set to expire on October 31, 2018. During the twelve months ended December 31, 2015 and 2014, we incurred approximately $2,900,000 and $2,800,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2016, on February 2, 2016, we and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Agreement”).

Under the Agreement, filed as an exhibit with this report, we may not allow its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. We must also ensure its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, we are required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

The Agreement also extends our Concession Agreement with the City of New York for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one year options to further extend the Concession Agreement. The Agreement also provides that the minimum annual guarantee payments we are required to pay to the City of New York under the Concession Agreement will be reduced by 50%, effective January 1, 2017.

These reductions will negatively impact our business and financial results and our management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our CEO and a member of our Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $3,700,000 and $3,300,000 during the twelve months ended December 31, 2015 and 2014, respectively, which is recorded in administrative expenses.  We and Empire have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

Our anticipated capital expenditures in 2016 are approximately $50,000 - $100,000.

During the twelve months ended December 31, 2015, we had a net decrease in cash of $116,342. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2015, net cash provided by operating activities was $990,545. This amount included an increase in operating cash related to net income of $695,208 and additions for the following items: (i) depreciation, $568,821; (ii) stock-based compensation expense, $33,946; (iii) impaired goodwill and other intangibles, $107,500; (iv) prepaid expenses and other current assets, $170,457; (v) deposits, $28,227; (vi) deferred income taxes, $190,000; and (vii) accrued expenses, $84,347. The increase in cash provided by operating activities in 2015 was offset by the following items: (i) gain on sales of assets, $73,305; (ii) accounts receivable, $471,113; (iii) inventories, $21,524; (iv) accounts payable, $313,515; and (v) customer deposits, $8,504. For the year ended December 31, 2014, net cash provided by operating activities was $1,156,041. This amount included an increase in operating cash related to net income of $133,747 and additions for the following items: (i) depreciation and amortization, $626,919; (ii) stock-based compensation expense, $36,675; (iii) inventories, $39,174; (iv) accounts payable, $126,463, (v) deposits, $4,873; (vi) accrued expenses, $408,893; (vii) impaired goodwill and other intangibles, $689,963, and (viii) prepaid expenses, $15,537. The increase in cash provided by operating activities in 2014 was offset by the following items: (i) accounts receivable, $423,203; and (ii) deferred income taxes, $503,000.

Cash from Investing Activities

For the year ended December 31, 2015, net cash used in investing activities was $152,375 attributable to the purchase of property and equipment. For the year ended December 31, 2014, net cash provided by investing activities was $1,373 and was attributable to the purchase of property and equipment that cost $190,956 offset by the payment of notes receivable of $192,329.

Cash from Financing Activities

For the year ended December 31, 2015, net cash used in financing activities was $954,512, consisting of (i) repayment of notes payable, $404,562; (ii) repayment of borrowings on the line of credit, $550,000; and (iii) issuance of common stock, $50. For the year ended December 31, 2014, net cash used in financing activities was $772,816, consisting of (i) repayment of notes payable, $947,866; (ii) offset by borrowings on the line of credit, $175,000; and (iii) issuance of common stock, $50.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable, Trade

 We extend credit to large and mid-size companies for products and services. We have concentrations of credit risk in that 93.9% of the balance of our accounts receivable at December 31, 2015 is made up of only four customers. At December 31, 2015, accounts receivable from our four largest accounts amounted to approximately $491,033 (19.5%), $957,886 (38.0%), $676,632 (26.8%), and $242,633 (9.6%), respectively. We have in place a security deposit in connection with each of these receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. We assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. We performed an analysis of our goodwill and intangible assets at December 31, 2015 and 2014. In addition to amounts recorded in 2015 with respect to discontinued operations, we recorded an impairment charge in 2015 and 2014 related to intangibles recorded in connection with the purchase of PRA.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2012.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08) which requires entities to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations so as not to be overly complex or difficult to apply to stakeholders. Only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014 and interim periods thereafter. ASU 2014-08 became effective for our financial statements for fiscal years beginning January 1, 2015. Based on our evaluation of ASU 2014-08, the adoption of this statement on January 1, 2015 did not have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saker Aviation Services, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kronick Kalada Berdy & Co.

Kingston, PA
April 4, 2016

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash	$414,661	$531,003
Accounts receivable	2,520,955	2,049,842
Inventories	67,860	299,339
Notes receivable – current portion	300,000	—
Prepaid expenses and other current assets	354,485	524,942
Total current assets	3,657,961	3,405,126

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $2,116,676 and $1,711,543 respectively	1,496,656	2,086,794

OTHER ASSETS
Deposits	150,297	178,524
Note receivable, less current portion	200,000	—
Intangible assets	35,000	142,500
Goodwill	530,000	530,000
Deferred income taxes	173,000	363,000
Total other assets	1,088,297	1,214,024
TOTAL ASSETS	$6,242,914	$6,705,944

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$682,916	$996,431
Line of credit	—	550,000
Customer deposits	126,257	134,761
Accrued expenses	589,417	505,070
Notes payable – current portion	272,374	372,457
Total current liabilities	1,670,964	2,558,719

LONG-TERM LIABILITIES
Notes payable - less current portion	652,500	956,979
Total liabilities	2,323,464	3,515,698

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding		—
Common stock - $.001 par value; authorized 100,000,000; 33,157,610 and 33,107,610 shares issued and outstanding in 2015 and 2014, respectively	33,157	33,107
Additional paid-in capital	19,996,428	19,962,482
Accumulated deficit	(16,110,135)	(16,805,343)
TOTAL STOCKHOLDERS’ EQUITY	3,919,450	3,190,246
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,242,914	$6,705,944

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014

REVENUE	$15,974,307	$16,416,170

COST OF REVENUE	7,262,670	8,649,249

GROSS PROFIT	8,711,637	7,766,921

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,668,533	6,006,637

OPERATING INCOME FROM CONTINUING OPERATIONS	2,043,104	1,760,284

OTHER INCOME (EXPENSE):
OTHER (EXPENSE) INCOME, net	(99,384)	21,194
INTEREST INCOME	—	6,693
INTEREST EXPENSE	(25,024)	(47,326)

TOTAL OTHER EXPENSE, net	(124,408)	(19,439)

INCOME FROM CONTINUING OPERATIONS, before income taxes	1,918,696	1,740,845

INCOME TAX EXPENSE (BENEFIT)
CURRENT	842,000	1,413,000
DEFERRED	190,000	(503,000)

INCOME TAX EXPENSE	1,032,000	910,000

INCOME FROM CONTINUING OPERATIONS	886,696	830,845

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes	(191,488)	(697,098)

NET INCOME	$695,208	$133,747

Basic Net Income Per Common Share	$0.02	$0.00

Diluted Net Income Per Common Share	$0.02	$0.00

Weighted Average Number of Common Shares – Basic	33,112,542	33,106,788

Weighted Average Number of Common Shares – Diluted	33,598,544	33,327,817

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2015 and 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2014	33,057,610	$33,057	$19,925,807	$(16,939,090)	$3,019,774

Issuance of common stock	50,000	50			50

Amortization of stock based compensation			36,675		36,675

Net income				133,747	133,747

BALANCE – December 31, 2014	33,107,610	$33,107	$19,962,482	$(16,805,343)	$3,190,246

Issuance of common stock	50,000	50			50

Amortization of stock based compensation			33,946		33,946

Net income				695,208	695,208

BALANCE – December 31, 2015	33,157,610	$33,157	$19,996,428	$(16,110,135)	$3,919,450

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$695,208	$133,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	568,821	626,919
Gain on sale of assets	(73,305)	—
Stock based compensation	33,946	36,675
Impaired goodwill and other intangibles	107,500	689,963
Changes in operating assets and liabilities:
Accounts receivable, trade	(471,113)	(423,203)
Inventories	(21,524)	39,174
Prepaid expenses and other current assets	170,457	15,537
Deposits	28,227	1,660
Deferred income taxes	190,000	(503,000)
Accounts payable	(313,515)	126,463
Customer deposits	(8,504)	3,213
Accrued expenses	84,347	408,893
TOTAL ADJUSTMENTS	295,337	1,022,294

NET CASH PROVIDED BY OPERATING ACTIVITIES	990,545	1,156,041

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of notes receivable	—	192,329
Purchase of property and equipment	(152,375)	(190,956)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(152,375)	1,373

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	50	50
Repayment of line of credit, net	(550,000)	175,000
Repayment of notes payable	(404,562)	(947,866)
NET CASH USED IN FINANCING ACTIVITIES	(954,512)	(772,816)

NET CHANGE IN CASH	(116,342)	384,598

CASH – Beginning	531,003	146,405
CASH – Ending	$414,661	$531,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$49,599	$85,929
Income taxes	$387,561	$260,287

Non-cash investing Activities:
Sale of assets through issuance of notes receivable	$500,000

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 1 - Nature of Operations

Saker Aviation Services, Inc. (“Saker”), through its subsidiaries (collectively the “Company”), operates in the aviation services segment of the general aviation industry, in which it serves as the operator of a heliport and a fixed base operation (“FBO”). FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), a wholly-owned subsidiary, operates the Downtown Manhattan Heliport via a concession agreement with the City of New York. FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”), a wholly-owned subsidiary provides FBO services in Garden City, Kansas. Phoenix Rising Aviation, Inc. (“PRA”), a wholly-owned subsidiary previously provided MRO services in Bartlesville, Oklahoma – see Discontinued Operations below.

NOTE 2 – Management’s Liquidity Plans

As of December 31, 2015, the Company had cash of $414,661 and had a working capital surplus of $1,986,997. The Company generated revenue from continuing operations of $15,974,307 and income from continuing operations before income taxes of $1,918,696 for the twelve months ended December 31, 2015.

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

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provide that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (2.947% as of December 31, 2015). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of December 31, 2015, there was $922,500 outstanding under the PNC Acquisition Line.

The PNC Working Capital was to have been dispersed for working capital and general corporate purposes. Interest on outstanding principal accrued at a rate equal to daily LIBOR plus 250 basis points (2.697% as of December 31, 2015). The PNC Working Capital Line expired on December 31, 2015, with $0 outstanding.

The PNC Term Loan was dispersed to settle miscellaneous Company debt of the same amount. Interest on outstanding principal accrued at a rate equal to one-month LIBOR plus 275 basis points and principal and interest payments were to be made over a 34 month period. At December 31, 2015, all amounts outstanding under the PNC Term Loan had been repaid.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which was set to expire on October 31, 2018. During the twelve months ended December 31, 2015 and 2014, the Company incurred approximately $2,900,000 and $2,800,000 in concession fees, respectively, which is recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed on February 5, 2016 with the Securities and Exchange Commission (the “SEC”), on February 2, 2016, the New York City Economic Development Corporation (the “NYCEDC”) and the Company announced new measures to reduce helicopter noise and impacts across New York City (the “Agreement”).

Under the Agreement, filed as an exhibit with this report, the Company may not allow its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. The Company must also ensure its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, the Company is required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to the Company’s 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The Agreement also extends the Company's Concession Agreement with the City of New York for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one year options to further extend the Concession Agreement. The Agreement also provides that the minimum annual guarantee payments required to be made by the Company to the City of New York under the Concession Agreement will be reduced by 50%, effective January 1, 2017.

These reductions will negatively impact the business and financial results of the Company and its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s CEO and a member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $3,700,000 and $3,300,000 during the twelve months ended December 31, 2015 and 2014, respectively, which is recorded in administrative expenses.  The Company and Empire have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

NOTE 3 – Discontinued Operations

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2015, the Company entered into a Stock Purchase Agreement, dated June 30, 2015, by and between the Company and Warren A. Peck (the “Agreement”). Pursuant to the Agreement, Mr. Peck was to purchase all of the outstanding capital stock of the Company’s wholly-owned subsidiary Phoenix Rising Aviation, Inc. (“PRA”). The closing of the transactions contemplated by the Agreement occurred on September 30, 2015. At that time, in exchange for all of the outstanding capital stock of PRA, Mr. Peck was required to (i) pay the Company $250,000 in cash; (ii) execute a $250,000 Secured Promissory Note in favor of the Company; and (iii) execute an Installment Payment Agreement giving the Company rights to earn-out payments based on EBITDA thresholds achieved by PRA post-closing. As a result of the sale, PRA results of operations have been reported as discontinued operations in the Condensed Consolidated Balance Sheets and Statements of Operations for 2015 and 2014.

The Agreement, Secured Promissory Note and Installment Payment Agreement were included as exhibits with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015. On September 30, 2015 the Company and Mr. Peck executed the Closing Cash Agreement “the “Closing Agreement”, which was filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015. The Closing Agreement provided for Mr. Peck to sign over to the Company title to an aircraft to defer the $250,000 cash consideration due at closing. As further described in the Closing Agreement, the Company shall receive the $250,000 closing cash payment, plus other identified costs, when the aircraft is subsequently sold. The $250,000 closing cash consideration plus receivables associated with the Note are therefore reflected as a Note Receivable in the Consolidated Balance Sheets as of December 31, 2015.

Components of discontinued operations are as follows:

As of December 31, 2015 and 2014, assets principally consisting of $0.00 and $667,617, respectively, and liabilities of $0.00 and $1,224,281, respectively, were included in the consolidated balance sheets.

	For the Twelve Months Ended December 31,
	2015	2014

Revenue	$1,763,944	$1,871,615
Cost of revenue	1,346,760	1,419,923
Gross profit	417,184	451,692
Operating expenses	766,281	1,086,017
Operating loss from discontinued operations	(349,097)	(634,325)
Interest expense, net	(24,575)	(38,603)
Impairment of goodwill, intangible and fixed assets	(107,500)	(689,963)
Other income (expense), net	24,684	(54,206)
Income tax benefit	265,000	719,999
Net loss from discontinued operations	$(191,488)	$(697,098)
Basic net loss per common share	$(0.01)	$(0.02)
Weighted average number of common shares outstanding, basic	33,157,610	33,057,610

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 4 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FirstFlight Heliports, LLC (“FFH”), its FBO at Garden City (Kansas) Regional Airport (“FBOGC”) and Phoenix Rising Aviation, Inc. (“PRA”), see Note 3, Discontinued Operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include depreciation, amortization, impairment of goodwill and intangibles, stock-based compensation, allowance for doubtful accounts and deferred tax assets.

Cash

The Company maintains its cash with various financial institutions. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions.

Accounts Receivable, Trade and Revenue Concentration

The Company extends credit to companies for products and services. The Company has concentrations of credit risk because 93.9% of the balance of accounts receivable, trade at December 31, 2015 was incurred by only four customers. At December 31, 2015, accounts receivable from the Company’s four largest accounts amounted to approximately $957,886 (38.0%), $676,632 (26.8%), $491,033 (19.5%), and $242,633 (9.6%), respectively. In addition, four customers represented approximately $12,560,000 (78.6%) of revenue in 2015. At December 31, 2014, accounts receivable from the Company’s four largest accounts amounted to approximately $685,000 (33.4%), $359,000 (17.5%), $292,000 (14.2%), and $233,000 (11.4%), respectively. In addition, three customers represented approximately $10,400,000 (57%) of revenue in 2014. The Company has in place a security deposit in connection with each of these four receivables but its receivables are otherwise not collateralized. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2015 and 2014, the Company has recorded an allowance for doubtful accounts of $0.

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

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. The Company assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. The Company performed an analysis of its goodwill and intangible assets at December 31, 2015 and 2014. In addition to amounts recorded in 2013 with respect to discontinued operations, the Company recorded an impairment charge in 2015 and 2014 relating to intangibles recorded in connection with the Company’s purchase of its MRO in Oklahoma.

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

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2015 and 2014 was approximately $45,250 and $117,401, respectively.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2012.

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Year Ended December 31,
	2015(1)	2014(1)
Weighted average common shares outstanding, basic	33,112,542	33,106,788

Common shares upon exercise of options or warrants	486,002	221,029

Weighted average common shares outstanding, diluted	33,598,544	33,327,817

(1)	Common shares of 1,713,998 and 1,950,000 underlying outstanding stock options for the years ended December 31, 2015 and 2014, respectively, were excluded from the computation of diluted earnings per share as their inclusion would be antidilutive.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the years ended December 31, 2015 and 2014, the Company incurred stock based compensation of $33,946 and $36,675, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2015, the unamortized fair value of the options totaled $29,333 and the weighted average remaining amortization period of the options approximated 5 years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2015 and 2014 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2015	2014
Dividend yield	0%	0%
Expected volatility	692%	678%
Risk-free interest rate	1.6%	1.5%
Expected lives	5.0 years	5.0 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2015 and 2014, was $0.074 and $0.068, respectively.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08) which requires entities to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations so as not to be overly complex or difficult to apply to stakeholders. Only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014 and interim periods thereafter. ASU 2014-08 was effective for the Company’s financial statements for fiscal years beginning January 1, 2015. Based on the Company’s evaluation of ASU 2014-08, the adoption of this statement on January 1, 2015 did not have a material impact on the Company’s financial statements.

NOTE 5 – Inventories

Inventory consists primarily of aviation fuel which the Company dispenses to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	December 31,
	2015	2014
Parts inventory	$0	$219,374
Fuel inventory	52,475	68,891
Other inventory	15,385	11,074
Total inventory	$67,860	$299,339

Included in fuel inventory are amounts held for third parties of $55,798 and $76,021 as of December 31, 2015 and 2014, respectively, with an offsetting liability included as part of accrued expenses.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 6 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2015	2014	Useful Life
Aircraft	$56,000	$45,872	7 – 12 years
Vehicles	274,384	386,604	5 – 10 years
Office furniture and equipment	368,709	339,842	3 – 7 years
Tools and shop equipment	61,290	233,912	3 – 10 years
Leasehold improvements	2,652,949	2,592,107	10 – 20 years
Building/fuel farm	200,000	200,000	7 – 17 years
Total	3,613,332	3,798,337
Less: accumulated depreciation and amortization	(2,116,676)	(1,711,543)
Property and equipment, net	$1,496,656	$2,086,794

Depreciation expense for the years ended December 31, 2015 and 2014 was approximately $569,000 and $549,000, respectively.

NOTE 7 – Goodwill and Intangible Assets

The Company had $530,000 of goodwill at December 31, 2015 and 2014 from its FBO operations. The Company had assessed its goodwill using the qualitative approach and determined it was more likely than not that the fair value of its goodwill resulting from the purchase of PRA was less than its carrying value and, therefore, recorded a $550,380 impairment charge in 2014. Due to macroeconomic, industry and market conditions, the PRA facility had not been able to establish positive cash flow and future cash flows were insufficient to support any value of goodwill or indefinite live intangibles so the Company recorded the impairment charge in the 2014 audited financial statements for their remaining value.

As of December 31, 2015, intangible assets consisted of a charter certificate ($35,000). As of December 31, 2014, intangible assets consisted of a non-compete agreement ($107,500) and a charter certificate ($35,000). At December 31, 2014, the Company recorded an impairment charge of $139,583 for the trade name and customer relationships at the PRA facility using the aforementioned procedures. In connection with the Company’s sale of PRA at September 30, 2015, the Company recorded a $107,500 charge for the full value of the PRA non-compete agreement.

NOTE 8 – Line of Credit

The Company had a working capital line aggregating $750,000, which was secured by substantially all assets of the Company. The line, which bore interest at a rate equal to daily LIBOR plus 250 basis points and was renewable at PNC Bank’s option, expired on December 31, 2015 with $0 outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 9 – Notes Payable

Notes payable consist of:

	December 31,
	2015	2014

PNC Bank Acquisition Line of Credit converted to a Promissory Note on May 17, 2014 – secured by assets of acquisition. One month LIBOR plus 275 bps, matures May 17, 2019.	$922,500	$1,192,500

PNC Bank Term Loan – paid in full	—	128,420

Other	2,374	8,516

Subtotal	924,874	1,329,436

Less: current portion	(272,374)	(372,457)

Total – long term	$652,500	$956,979

Aggregate annual maturities of debt are as follows:

For the years ended December 31,	Total
2016	$272,374
2017	270,000
2018	270,000
2019	112,500
TOTAL	$924,874

NOTE 10 – Income Taxes

The Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
	2015	2014
Deferred tax assets:
Stock based compensation	$53,000	$44,000
Deferred start-up costs	30,000	38,000
Goodwill and intangibles	39,000	388,000
Property and equipment	101,000	—
Total deferred tax assets	223,000	470,000

Deferred tax liabilities:
Property and equipment	—	(65,000)
Total deferred tax liabilities	0	(65,000)

Deferred tax assets – net	223,000	405,000

Valuation Allowance	(50,000)	(42,000)

Deferred tax asset – net of valuation allowance	$173,000	$363,000

Change in valuation allowance	$8,000	$7,000

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2015	2014
Tax expense at statutory rate	34.0%	34.0%
State and local income taxes, net of federal	19.8%	18.3%
Effective income tax expense rate	53.8%	52.3%

NOTE 11 – Stockholders’ Equity

Stock Options

On December 12, 2006, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Option Plan of 2005 (the “Plan”). The Plan is administered by the Company’s Compensation Committee and provides for 7,500,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. As of December 31, 2015 and 2014, there were 5,300,000 and 5,600,000 shares, respectively, available for grant as options under the Plan.

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2014	1,800,000	$0.070
Granted	300,000	0.085
Exercised	(100,000)	0.050
Forfeited	(100,000)	0.120
Balance, December 31, 2014	1,900,000	$0.071
Granted	400,000	0.080
Exercised	(100,000)	0.040
Balance, December 31, 2015	2,200,000	$0.074

On December 1, 2015, the Company granted a stock option under the Plan to each of the three non-employee directors plus the Chief Executive Officer, who otherwise accepts no compensation, to purchase 100,000 shares of common stock at $0.080 per share, the closing price of the Company’s common stock on December 1, 2015. Each option vests on December 1, 2016 and expires on December 1, 2020. These options are collectively valued at $32,000 and are being amortized over the vesting period.

On November 25, 2015, four sets of options of 25,000 shares each, representing a total of 100,000 shares, were exercised.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

A summary of the Company’s stock options outstanding at December 31, 2015 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.030	300,000	2.81	300,000	$19,372
$0.077	400,000	2.92	400,000	$7,030
$0.078	400,000	0.94	400,000	$6,470
$0.080	400,000	4.92	—	$5,830
$0.084	400,000	1.92	400,000	$4,230
$0.085	300,000	3.92	300,000	$2,872
TOTALS	2,200,000		1,800,000	$45,803

Warrants

Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 1, 2014	3,250,000	$0.06
Granted	—	—
Exercised	—	—
Forfeited	(2,900,000)	0.05
Balance, December 31, 2014	350,000	0.10
Granted	—	—
Exercised	—	—
Forfeited	(350,000)	0.10
Balance, December 31, 2015	0	0.00

On December 31, 2015, a warrant for 350,000 shares expired.

On December 28, 2014, a warrant for 2,900,000 shares expired.

Preferred Stock

As of December 31, 2015 and 2014, the Company has 9,999,154 shares of preferred stock authorized and none of which is issued and outstanding.  The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine.

NOTE 12 – Employee Benefit Plan

The Company maintains a 401K Plan (the “401K Plan”), which covers all employees of the Company. The 401K Plan contains an option for the Company to match each participant's contribution. Any Company contribution vests over a five-year period on a 20% per year basis. Company contributions to the 401K Plan totaled approximately $41,000 and $45,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE 13 – Commitments

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

The Company leases office space from the Lehigh Valley International Airport, which provides for approximately 360 square feet, at a monthly cost of $518. The lease may be terminated with 30-days’ advance notice.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Fixed rent expense aggregated approximately $32,000 and $87,000 for the years ended December 31, 2015 and 2014, respectively. Flowage fees on fuel gallons purchased aggregated approximately $42,000 and $44,000 for the years ended December 31, 2015 and 2014, respectively.

Future minimum rental payments under the Company’s operating leases are as follows:

For the year ended
December 31,	Total
2016	$26,244
2017	26,244
2018	26,244
2019	26,244
2020	26,244
Thereafter	262,440
TOTAL	$393,660

NOTE 14 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the twelve months ended December 31, 2015 and 2014, the Company was billed $0 for legal services by Wachtel & Missry, LLP.

On August 29, 2011, the Company entered into a redemption agreement with Empire Aviation (“Empire”), a non-controlling interest in a subsidiary of the Company (the “Redemption Agreement”). Pursuant to the terms of the Redemption Agreement, Empire relinquished its membership interest in the subsidiary in return for earn-out payments of its capital account of $2,769,000. Of that amount, $444,000 was paid upon the execution of the Redemption Agreement, and the remaining balance of $2,325,000 was paid in full as of December 31, 2014.

As described in more detail in Note 2, Liquidity, the Company is party to a management agreement with Empire, an entity owned by the children of Alvin S. Trenk, our CEO and a member of our Company’s Board of Directors.

NOTE 15 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 16 – Subsequent Events

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2016, on February 2, 2016, the New York City Economic Development Corporation (the “NYCEDC”) and the Company announced new measures to reduce helicopter noise and impacts across New York City (the “Agreement”).

See Note 2, Liquidity, for relevant details.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

ITEM 9B.	OTHER INFORMATION

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of the Company as of March 30, 2016:

Name	Age	Position

William B. Wachtel	61	Director, Chairman of the Board

Alvin S. Trenk	86	Director, Chief Executive Officer

Ronald J. Ricciardi	54	Director, President

Marc Chodock	37	Director

Roy Moskowitz	61	Director

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

Mr. Ricciardi’s participation is important to our Board of Directors because of his almost 13 years of experience working in a variety of roles with us, including his service on our Board of Directors, combined with his knowledge of the aviation industry and his extensive management experience. All of which demonstrate his strong commitment to us and make him a valued member of our Board of Directors.

Marc Chodock – Director

Mr. Chodock was appointed as a director on June 25, 2015.

Mr. Chodock has been acting as a private investor since February 2013. Previously, he was a consultant in the New York office of McKinsey & Company and a Principal at MatlinPatterson Global Advisors, where he served on the Board of Directors of four companies. He holds a Bachelor of Science in Economics from the University of Pennsylvania’s Wharton School of Business and a Bachelor of Applied Science in Biomedical Science from the School of Engineering and Applied Science of the University of Pennsylvania.

Mr. Chodock's participation is important to our Board of Directors because of his extensive experience in advising companies by serving on Boards as well as his knowledge in depth and breadth of the aviation industry.

Roy P. Moskowitz – Director

Mr. Moskowitz was appointed as a director on June 25, 2015.

Mr. Moskowitz has been the Chief Legal Officer of The New School since September 2006. From 1988 – 2004, Mr. Moskowitz held senior positions of legal oversight for New York educational institutions, including the New York State Education Department, City University of New York, Community School District #2, and the Regional Superintendent of Region 9.

Mr. Moskowitz’ participation is important to our Board of Directors because his extensive experience analyzing legal issues enables Mr. Moskowitz to advise the Company on potential courses of action, particularly when legal topics are involved.

Family Relationships

There are no family relationships among our directors and officers.

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

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of Roy P. Moskowitz and Marc Chodock; the Nominating Committee comprised of William B. Wachtel, Alvin S. Trenk, and Ronald J. Ricciardi; and the Compensation Committee, the members of which will be assigned by the Board of Directors.

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2015 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2015, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act or has since rectified any necessary filings.

Corporate Governance

There have been no changes to the procedures by which our security holders may recommend nominees to its Board of Directors since our Board of Directors set forth such policy in our proxy statement for our Annual Meeting of Stockholders held on November 6, 2013.

Our Board of Directors has determined that, of its Audit Committee, Marc Chodock qualifies as a financial expert as such term is defined in applicable Commission rules, and Roy P. Moskowitz and Marc Chodock qualify as “independent” as such term is defined by the rules of The Nasdaq Stock Market, Inc. (“Nasdaq”).

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us for services performed on our behalf with respect to the person who served as our President during the fiscal years ended December 31, 2015 or 2014. The person named in the table is the only person who served as our principal executive officer or principal financial officer in fiscal 2013. Alvin S. Trenk, who was named as our Chief Executive Officer effective November 6, 2013, has taken no compensation for either of fiscal years ended 2015 or 2014, except as it relates to his status as a Director of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Ronald J. Ricciardi, President	2015	150,000	—	—	18,132	168,132
	2014	150,000		—	16,152	166,092

1.	Mr. Ricciardi received a base salary of $150,000 in 2015 and 2014.

2.	Mr. Ricciardi received on October 21, 2010 an option for 300,000 shares at $0.03 per share, the closing price of the common stock on October 20, 2010, which option vested on October 21, 2013 and is exercisable until October 21, 2018.

3.	Mr. Ricciardi receives health insurance coverage estimated at a value of approximately $1,136 per month in 2015 and approximately $971 in 2014. Mr. Ricciardi received a match to his 401K contributions from us amounting to approximately $4,500 in both 2015 and 2014.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date

Ronald J. Ricciardi	300,000	0.03	10/21/2018

1.	As part of his employment agreement, Mr. Ricciardi received on October 21, 2010 an option for 300,000 shares at $0.03 per share, the closing price of the common stock on October 20, 2010, which option vested on October 21, 2013 and is exercisable until October 21, 2018.

2015 DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Alvin S. Trenk	2,000	8,000	10,000

William B. Wachtel	2,000	8,000	10,000

Marc Chodock	1,000	8,000	9,000

Roy P. Moskowitz	1,000	8,000	9,000

1.	Non-employee Directors are each entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.	Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2015, the Board of Directors granted each non-employee director, and CEO Alving S. Trenk, an option for their service in 2015. Each option was for 100,000 shares and was priced at $0.080 per share, which was the closing sales price of our common stock on December 1, 2015. The options vest on December 1, 2016 and may be exercised until December 1, 2020.

Employment Agreements

We do not have any current employment agreements.

Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. Our 401k Plan (the “401K Plan”) covers all of our employees. The 401K Plan contains an option for us to match each participant's contribution. Any contributions by us vest over a five-year period on a 20% per year basis. In January 2011, we set our match of participant contributions at a rate of 50% of the first 6% of participant deferrals. Our contributions to the 401K Plan totaled approximately $41,000 and $45,000 for the years ended December 31, 2015 and 2014, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of March 30, 2016 regarding the beneficial ownership of our common stock by:

•	each of our current executive officer and directors; and

•	all of our current directors and executive officer as a group; and

•	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (1)

William B. Wachtel (2)	5,584,407	(3)	16.6%

Ronald J. Ricciardi (4)	1,343,575	(5)	4.0%

Alvin S. Trenk (6)	1,285,444	(7)	3.8%

Marc Chodock (8)	3,000,000	(9)	9.0%

Roy P. Moskowitz (10)	70,000	(11)	0.2%

All directors and officers as a group (5 in number)	11,283,426		32.9%

Ronald I. Heller (12)	1,922,545	(12)	5.8%

All Beneficial Holders as a group (6 in number)	13,205,971		39.5%

(1)	The percentages computed in the table are based upon 33,157,610 shares of our common stock, which were outstanding on March 31, 2016. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 31, 2016.

(2)	William B. Wachtel is our Chairman of the Board and a director. Mr. Wachtel’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(3)	The shares of our common stock reported in the table include: (a) 100,000 shares issuable upon the exercise of an option expiring December 1, 2016, which option is currently exercisable; (c) 100,000 shares issuable upon the exercise of an option expiring December 1, 2017, which option is currently exercisable; (d) 100,000 shares issuable upon the exercise of an option expiring December 1, 2018, (e) 100,000 shares issuable upon the exercise of an option expiring December 1, 2019, which option is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 100,000 shares issuable upon the exercise of an option granted on December 1, 2015, which shall become exercisable on December 1, 2016; and (y) 333,400 shares of our common stock acquired by Wachtel Missry, LLP, which has provided certain legal services for us. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)	Ronald J. Ricciardi is our President and a director. Mr. Ricciardi’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(5)	The shares of our common stock reported in the table include 300,000 shares issuable upon the exercise of an option expiring October 21, 2018, which is currently exercisable.

(6)	Alvin S. Trenk is our Chief Executive Officer and a Director. Mr. Trenk’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(7)	The shares of our common stock reported in the table include: (a) 100,000 shares issuable upon the exercise of an option expiring December 1, 2016, which option is currently exercisable; (c) 100,000 shares issuable upon the exercise of an option expiring December 1, 2017, which option is currently exercisable; (d) 100,000 shares issuable upon the exercise of an option expiring December 1, 2018, (e) 100,000 shares issuable upon the exercise of an option expiring December 1, 2019, which option is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 100,000 shares issuable upon the exercise of an option granted on December 1, 2015, which shall become exercisable on December 1, 2016; and (y) 241,314 shares of our common stock held by Trenk Family Partners. Mr. Trenk does not have sole dispositive or voting power with respect to such firm’s securities.

(8)	Marc Chodock is a Director. Mr. Chodock’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(9)	This information is based on a Schedule 13D filed with the SEC on February 9, 2015. The reporting person is ACM Value Opportunities Fund I, LP, a Delaware limited partnership (the “Fund”), with respect to the shares of Common Stock directly owned by it; (ii) ACM Value Opportunities Fund I GP, LLC, a Delaware limited liability company (the “General Partner”), as general partner of the Fund, with respect to the shares of Common Stock directly owned by the Fund, (iii) Arvice Capital Management, LLC, a Delaware limited liability company (the “Manager”), as manager of the Fund, with respect to the shares of Common Stock directly owned by the Fund; and (iv) Mr. Marc Chodock (“Mr. Chodock”), as managing member of the Manager, with respect to the shares of Common Stock directly owed by the Fund. The business address of each of the Reporting Persons is 110 East 25th St., 3rd Floor, New York, New York 10011.

(10)	Roy P. Moskowitz is a Director. Mr. Moskowitz’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(11)

The shares of our common stock reported in the table include 70,000 shares purchased by Mr. Moskowitz in the open market. The shares of our common stock reported in the table do not reflect 100,000 shares issuable upon the exercise of an option granted on December 1, 2015, which shall become exercisable on December 1, 2016

(12)	Ronald I. Heller’s address is c/o Heller Capital Partners, 700 E. Palisade Avenue, Englewood, NJ 07632. Mr. Heller is the beneficial owner of 1,992,545 shares of common stock. The Heller Family Foundation holds 1,372,545 shares of common stock and the Ronald I. Heller IRA holds 550,000 shares of common stock. Mr. Heller controls the voting and disposition of such securities held by the Heller Family Foundation and Ronald I. Heller IRA.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth certain information, as of December 31, 2015, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,200,000	$0.074	5,300,000

Equity compensation plans not approved by security holders	—	$—	—
Total	2,200,000	$0.074	5,300,000

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

Director Independence

Our Board of Directors made the determination of director independence in accordance with the definition set forth in the Nasdaq rules. Under such definition, both Marc Chodock and Roy P. Moskowitz qualify as independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were approximately $90,000 and $94,000 by Kronick Kalada Berdy & Co. for 2015 and 2014, respectively, for the audits of our annual financial statements for the fiscal years ended December 31, 2015 and 2014, and the reviews of the financial statements included in the Company’s Forms 10-Qs for those fiscal years.

Audit-Related Fees. The aggregate fees billed for professional services categorized as Audit-Related Fees rendered by the principal accountant were $0 for the fiscal years ended December 31, 2015 and 2014.

Tax Fees. For the years ended December 31, 2015 and 2014, the aggregate fees billed by a firm other than the principal accountant for services categorized as Tax Fees were $19,000 and $19,000, respectively.

All Other Fees. The aggregate fees billed for services categorized as All Other Fees rendered by the principal accountant were $0 and $9,900 for the fiscal years ended December 31, 2015 and 2014, respectively.

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

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2015 and 2014 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

(b)	Financial Statement Schedules

None.

(c)	Exhibits

Exhibit No.	Description of Exhibit

3 (i) (2)	Certificate of Designations. (1)

3 (i) (3)	Articles of Merger (Changing name to Saker Aviation Services, Inc.) (Exhibit 3.1) (3)

3 (i)	Restated Articles of Incorporation.(2)

3(ii)	Bylaws of Saker Aviation Services, Inc. (3) (Exhibit 3.2)

4.1	Form of Common Stock Certificate. (1)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal financial officer). (4)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive officer). (4)

32.1	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002. (4)

33.0	NYEDC Air Tour Agreement. (4)

33.1	Concession Agreement between FirstFlight, Inc. and the city of New York by and through New York City Department of Small Business Services dated October 7, 2008. (4)

10.1	Stock Option Plan of 2005. (1)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

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

Saker Aviation Services, Inc.

Date: April 4, 2016	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chairman of the Board,
/s/ William B. Wachtel	Director	April 4, 2016
William B. Wachtel

/s/ Alvin S. Trenk	Chief Executive Officer, Director	April 4, 2016
Alvin S. Trenk

/s/ Ronald J. Ricciardi	President, Director	April 4, 2016
Ronald J. Ricciardi

/s/ Marc Chodock	Director	April 4, 2016
Marc Chodock

/s/ Roy P. Moskowitz	Director	April 4, 2016
Roy P. Moskowitz

Saker Aviation Services, Inc. Form 10-K for the Year Ended December 31, 2015

Exhibits Filed with this Annual Report on Form 10-K:

INDEX

Exhibit No.	Description of Exhibit
31.1	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Officer's Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certifications Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

33.0	NYEDC Air Tour Agreement

33.1	Concession Agreement between FirstFlight, Inc. and the city of New York by and through New York City Department of Small Business Services dated October 7, 2008.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1