Form 10-Q
period 2016-03-31
Saker Aviation Services, Inc.
filed 2016-05-16
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

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

Yes ☐          No ☒

As of May 16, 2016, the registrant had 33,157,610 shares of its common stock, $0.001 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2016

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2016	December 31, 2015
	(unaudited)
CURRENT ASSETS
Cash	$756,398	$414,661
Accounts receivable	2,296,752	2,520,955
Inventories	64,796	67,860
Notes receivable – current portion	300,000	300,000
Prepaid expenses and other current assets	289,180	354,485
Total current assets	3,707,126	3,657,961

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $2,210,348 and $2,116,676 respectively	1,411,159	1,496,656

OTHER ASSETS
Deposits	137,035	150,297
Note Receivable	200,000	200,000
Intangible assets	35,000	35,000
Goodwill	530,000	530,000
Deferred income taxes	173,000	173,000
Total other assets	1,075,035	1,088,297
TOTAL ASSETS	$6,193,320	$6,242,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$757,286	$682,916
Customer deposits	126,335	126,257
Accrued expenses	339,184	589,417
Notes payable – current portion	271,199	272,374
Total current liabilities	1,494,004	1,670,964

LONG-TERM LIABILITIES
Notes payable - less current portion	585,000	652,500
Total liabilities	2,079,004	2,323,464

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000; 33,157,610 shares issued and outstanding as of March 31, 2016 and December 31, 2015	33,157	33,157
Additional paid-in capital	20,004,928	19,996,428
Accumulated deficit	(15,923,769)	(16,110,135)
TOTAL STOCKHOLDERS’ EQUITY	4,114,316	3,919,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,193,320	$6,242,914

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

REVENUE	$2,967,080	$2,487,115

COST OF REVENUE	1,265,390	1,283,064

GROSS PROFIT	1,701,690	1,204,051

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,328,612	1,119,542

OPERATING INCOME FROM CONTINUING OPERATIONS	373,078	84,509

OTHER INCOME (EXPENSE):
OTHER INCOME, net	---	1,666
INTEREST EXPENSE	(7,212)	(5,463)

TOTAL OTHER EXPENSE, net	(7,212)	(3,797)

INCOME FROM CONTINUING OPERATIONS, before income taxes	365,866	80,712

INCOME TAX EXPENSE	179,500	43,000

INCOME FROM CONTINUING OPERATIONS	186,366	37,712

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes	---	(174,304)
NET INCOME (LOSS)	$186,366	$(136,592)

Basic and Diluted Net (Loss) Income Per Common Share	$0.01	$(0.00)

Weighted Average Number of Common Shares – Basic	33,157,610	33,107,610
Weighted Average Number of Common Shares – Diluted	33,295,579	33,858,518

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$186,366	$(136,592)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	93,672	151,210
Stock based compensation	8,500	8,500
Changes in operating assets and liabilities:
Accounts receivable, trade	224,203	591,864
Inventories	3,064	15,400
Prepaid expenses and other current assets	65,305	237,990
Deposits	13,340	(5,747)
Accounts payable	74,370	(507,664)
Accrued expenses	(250,233)	(317,140)
TOTAL ADJUSTMENTS	232,221	174,413

NET CASH PROVIDED BY OPERATING ACTIVITIES	418,587	37,821

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,175)	(14,248)
NET CASH USED IN INVESTING ACTIVITIES	(8,175)	(14,248)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(68,675)	(94,331)
NET CASH USED IN FINANCING ACTIVITIES	(68,675)	(94,331)

NET CHANGE IN CASH	341,737	(70,758)

CASH – Beginning	414,661	531,003
CASH – Ending	756,398	$460,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Income Taxes	$365,894	$100,898
Interest	$7,212	$14,006

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated balance sheet as of March 31, 2016 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2016 and 2015 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2016 and its results of operations and cash flows for the three months ended March 31, 2016 not misleading. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated events which have occurred subsequent to March 31, 2016, and through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, and has determined that no subsequent events have occurred after the current reporting period.

NOTE 2 – Liquidity

As of March 31, 2016, we had cash and cash equivalents of $756,398 and a working capital surplus of $2,213,122. We generated revenue from continuing operations of $2,967,080 and had net income from continuing operations before taxes of $365,866 for the three months ended March 31, 2016. For the three months ended March 31, 2016, cash flows included net cash provided by operating activities of $418,587, net cash used in investing activities of $8,175, and net cash used in financing activities of $68,675.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, we are required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.18% as of March 31, 2016). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of March 31, 2016, there was $855,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital was to have been dispersed for working capital and general corporate purposes. Interest on outstanding principal accrued at a rate equal to daily LIBOR plus 250 basis points. The PNC Working Capital Line expired on December 31, 2015, with $0 outstanding.

The PNC Term Loan was utilized to retire our previously outstanding miscellaneous debt of the same amount. Interest on outstanding principal accrued at a rate equal to one-month LIBOR plus 275 basis points and principal and interest payments were to be made over a thirty-four month period. At December 31, 2015, all amounts under the PNC Term loan have been repaid.

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments were scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which now expires on April 30, 2021, in accordance with an agreement (the “Agreement”) between the Company and the New York City Economic Development Corporation (“NYCEDC”). In addition to the extended base term, the City of New York has two one year options to further extend the Concession Agreement. The Agreement also calls for certain reductions in air tour activity at the Heliport as well as reductions to the Company’s minimum annual guaranteed payments, which are further detailed in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2016. During the three months ended March 31, 2016 and 2015, we incurred approximately $478,000 and $403,000, respectively, in concession fees which are recorded in the cost of revenue.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The air tour reductions articulated in the Agreement will negatively impact the Company’s business and financial results as well as those of the Company’s management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our CEO and a member of our Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $710,000 and $394,000 during the three months ended March 31, 2016 and 2015, respectively, which is recorded in administrative expenses.  The Company and Empire have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

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

Net Income Per Common Share

Net income (loss) was $186,366 and $(136,592) for the three months ended March 31, 2016 and 2015, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended March 31,
	2016 (1)	2015
Weighted average common shares outstanding, basic	33,157,610	33,107,610
Common shares upon exercise of options	137,969	711,187
Common shares upon exercise of warrants	0	39,721
Weighted average common shares outstanding, diluted	33,295,579	33,858,518

(1) Potential common shares of 1,900,000 were excluded from the computation of diluted shares as their exercise prices were greater than the average closing price of the common stock during the period.

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2016 and 2015, the Company incurred stock-based compensation costs of $8,500. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2016, the unamortized fair value of the options totaled $16,000.

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

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08) which requires entities to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations so as not to be overly complex or difficult to apply to stakeholders. Only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014 and interim periods thereafter. ASU 2014-08 will be effective for the Company’s financial statements for fiscal years beginning January 1, 2015. Based on the Company’s evaluation of ASU 2014-08, the adoption of this statement on January 1, 2015 has not had a material impact on the Company’s financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 - Inventories

Inventories consist primarily of aviation fuel which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of March 31, 2016 and December 31, 2015 is set forth in the table below:

	March 31, 2016	December 31, 2015
Fuel inventory	$50,734	$52,475
Other inventory	14,062	15,385
Total inventory	$64,796	$67,860

Included in inventories are amounts held for third parties of $55,278 and $55,798 as of March 31, 2016 and December 31, 2015, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Discontinued Operations

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a Stock Purchase Agreement, dated June 30, 2015, by and between the Company and Warren A. Peck (the “Agreement”). The details of this Agreement are included in that Current Report as well as in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 11, 2016.

Components of discontinued operations are as follows:

As of March 31, 2016 and March 31, 2015, assets of $0.00 and $539,208, and liabilities of $0.00 and $1,165,804, respectively, were included in the consolidated balance sheets.

	For the Three Months Ended March 31,
	2016	2015

Revenue	$0.00	$223,028
Cost of revenue	0.00	210,661
Gross profit	0.00	12,367
Operating expenses	0.00	219,172
Operating loss from discontinued operations	0.00	(206,805)
Interest expense, net	0.00	(8,543)
Other expense, net	0.00	(1,956)
Income tax benefit	0.00	43,000
Net loss from discontinued operations	$0.00	$(174,304)
Basic net loss per common share	$0.00	$(0.01)
Weighted average number of common shares outstanding, basic	33,157,610	33,107,610

NOTE 6 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the three months ended March 31, 2016 and 2015, no services were provided to the Company by Wachtel & Missry, LLP.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying consolidated condensed financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three Months Ended March 31, 2016 and March 31, 2015.

REVENUE

Revenue from continuing operations increased by 19.3 percent to $2,967,080 for the three months ended March 31, 2016 as compared with corresponding prior-year period revenue of $2,487,115.

For the three months ended March 31, 2016, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items increased by 9.9 percent to approximately $1,115,000 as compared to approximately $1,015,000 in the three months ended March 31, 2015. The increase is largely attributable to the combination of more gallons being sold, and at a higher average price, in the three months ended March 31, 2016 as compared to the same period in 2015.

For the three months ended March 31, 2016, revenue from continuing operations associated with services and supply items increased by 29.6 percent to approximately $1,838,000 as compared to approximately $1,419,000 in the three months ended March 31, 2015. The increase was attributable to higher demand for our services and supplies in 2016 as compared to the three months ended March 31, 2015.

For the three months ended March 31, 2016, all other revenue from continuing operations decreased by 73.8 percent to approximately $14,000 as compared to approximately $53,000 in the three months ended March 31, 2015. The decrease was attributable to one-time miscellaneous income events that occurred in the three months ended March 31, 2015 that did not recur in 2016.

GROSS PROFIT

Total gross profit from continuing operations increased by 41.3 percent to $1,701,690 in the three months ended March 31, 2016 as compared with the three months ended March 31, 2015. Gross margin increased to 57.4 percent in the three months ended March 31, 2016 as compared to 48.4% percent in the same period in the prior year. The increase in gross profit and gross margin is related to higher levels of gross profit in our fuel sales in 2016 as compared to the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, from continuing operations were $1,328,612 in the three months ended March 31, 2016, representing an increase of approximately $209,000 or 18.7 percent, as compared to the same period in 2015. The overall increase in SG&A was largely attributable to additional costs related to the higher levels of activity in our Heliport operations.

SG&A from continuing operations associated with our aviation services operations were approximately $1,221,000 in the three months ended March 31, 2016, representing an increase of approximately $192,000, or 18.6 percent, as compared to the three months ended March 31, 2015. SG&A from continuing operations associated with our FBO operations, as a percentage of revenue, was 41.2 percent for the three months ended March 31, 2016, as compared with 41.4 percent in the corresponding prior year period. The increased operating expenses were largely attributable to additional costs related to the higher levels of activity in our Heliport operations.

Corporate SG&A from continuing operations was approximately $107,000 for the three months ended March 31, 2016, representing an increase of approximately $17,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income from continuing operations for the three months ended March 31, 2016 was $373,078 as compared to $84,509 in the three months ended March 31, 2015. The increase on a year-over-year basis was driven by higher levels of gross profit, which offset higher SG&A expenses.

Depreciation and Amortization

Depreciation and amortization was approximately $94,000 and $151,000 for the three months ended March 31, 2016 and 2015, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2016 was approximately $7,000 as compared to $14,000 in the same period in 2015.

Income Tax

Income tax expense for the three months ended March 31, 2016 was $179,500 as compared to $0.00 during the same period in 2015.

Net Income (Loss) Per Share

Net income (loss) was $186,366 and $(136,592) for the three months ended March 31, 2016 and 2015, respectively.

Basic and diluted net income (loss) per share for each of the three month periods ended March 31, 2016 and 2015 was $0.01 and $(0.00), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had cash and cash equivalents of $756,398 and a working capital surplus of $2,213,122. We generated revenue from continuing operations of $2,967,080 and had net income from continuing operations before taxes of $365,866 for the three months ended March 31, 2016. For the three months ended March 31, 2016, cash flows included net cash provided by operating activities of $418,587, net cash used in investing activities of $8,175, and net cash used in financing activities of $68,675.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, we are required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.18% as of March 31, 2016). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of March 31, 2016, there was $855,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital was to have been dispersed for working capital and general corporate purposes. Interest on outstanding principal accrued at a rate equal to daily LIBOR plus 250 basis points. The PNC Working Capital Line expired on December 31, 2015, with $0 outstanding.

The PNC Term Loan was utilized to retire our previously outstanding miscellaneous debt of the same amount. Interest on outstanding principal accrued at a rate equal to one-month LIBOR plus 275 basis points and principal and interest payments were to be made over a thirty-four month period. At December 31, 2015, all amounts under the PNC Term loan have been repaid.

We are party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. We paid the City of New York $1,200,000 in the first year of the term and minimum payments were scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which now expires on April 30, 2021, in accordance with an agreement (the “Agreement”) between us and the New York City Economic Development Corporation (“NYCEDC”). In addition to the extended base term, the City of New York has two one year options to further extend the Concession Agreement. The Agreement also calls for certain reductions in air tour activity at the Heliport as well as reductions to our minimum annual guaranteed payments, which are further detailed in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 11, 2016. During the three months ended March 31, 2016 and 2015, we incurred approximately $478,000 and $403,000, respectively, in concession fees which are recorded in the cost of revenue.

The air tour reductions articulated in the Agreement will negatively impact our business and financial results and those of our management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our CEO and a member of our Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $710,000 and $394,000 during the three months ended March 31, 2016 and 2015, respectively, which is recorded in administrative expenses.  We and Empire have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson

During the three months ended March 31, 2016, we had a net increase in cash of $341,737. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2016, net cash provided by operating activities was $418,587. This amount included an increase in operating cash related to net income of $186,366 and additions for the following items: (i) depreciation and amortization, $93,672 ; (ii) stock based compensation, $8,500 ; (iii) accounts receivable, trade, $224,203; (iv) inventories, $3,064; (v) deposits, $13,340; (vi) prepaid expenses and other current assets, $65,305; and (vii) accounts payable, $74,370. These increases in operating activities were offset by the following decrease in (i) accrued expenses, $250,233.

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

Cash from Investing Activities

For the three months ended March 31, 2016, net cash of $8,175 was used in investing activities for the purchase of property and equipment. For the three months ended March 31, 2015, net cash of $14,248 was used in investing activities for the purchase of property and equipment.

Cash from Financing Activities

For the three months ended March 31, 2016, net cash used in financing activities was $68,675 for the repayment of notes payable. For the three months ended March 31, 2015, net cash used in financing activities was $94,331 for the repayment of notes payable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) – Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08) which requires entities to change the criteria for reporting discontinued operations and enhance convergence of the FASB’s and International Accounting Standard Board’s (IASB) reporting requirements for discontinued operations so as not to be overly complex or difficult to apply to stakeholders. Only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on the entity’s operations and financial results will be reported as discontinued operations in the financial statements. ASU 2014-08 is effective for fiscal years beginning on or after December 15, 2014 and interim periods thereafter. ASU 2014-08 will be effective for the Company’s financial statements for fiscal years beginning January 1, 2015. Based on the Company’s evaluation of ASU 2014-08, the adoption of this statement on January 1, 2015 has not had a material impact on the Company’s financial statements.

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2015 and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

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

Saker Aviation Services, Inc.

Date: May 16, 2016	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

