Form 10-Q
period 2016-06-30
Saker Aviation Services, Inc.
filed 2016-08-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016

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

Yes ☐          No ☒

As of August 15, 2016, the registrant had 33,157,610 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2016

 i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,337,004	$414,661
Accounts receivable	1,942,434	2,520,955
Inventories	58,214	67,860
Notes receivable – current portion	270,000	300,000
Prepaid expenses and other current assets	308,541	354.485
Total current assets	3,916,193	3,657,961

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $2,354,543 and $2,116,676 respectively	1,274,734	1,496,656

OTHER ASSETS
Deposits	123,773	150,297
Note receivable	200,000	200,000
Intangible assets	35,000	35,000
Goodwill	530,000	530,000
Deferred income taxes	173,000	173,000
Total other assets	1,061,773	1,088,297
TOTAL ASSETS	$6,252,700	$6,242,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$736,809	$682,916
Customer deposits	126,415	126,257
Accrued expenses	278,660	589,417
Notes payable – current portion	270,000	272,374
Total current liabilities	1,411,884	1,670,964

LONG-TERM LIABILITIES
Notes payable - less current portion	517,500	652,500
Total liabilities	1,929,384	2,323,464

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000; 33,157,610 shares issued and outstanding as of June 30, 2016 and December 31, 2015	33,157	33,157
Additional paid-in capital	20,013,426	19,996,428
Accumulated deficit	(15,723,267)	(16,110,135)
TOTAL STOCKHOLDERS’ EQUITY	4,323,316	3,919,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,252,700	$6,242,914

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

REVENUE	$4,064,488	$4,557,736	$7,031,568	$7,044,851

COST OF REVENUE	1,971,961	1,816,397	3,237,351	3,099,461

GROSS PROFIT	2,092,527	2,741,339	3,794,217	3,945,390

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,668,176	1,939,103	2,996,788	3,058,645

OPERATING INCOME FROM CONTINUING OPERATIONS	424,351	802,236	797,429	886,745

OTHER INCOME (EXPENSE)
OTHER (EXPENSE) INCOME, net	—	(284)	—	1,666
INTEREST EXPENSE	(7,849)	(6,403)	(15,061)	(12,150)

TOTAL OTHER EXPENSE, net	(7,849)	(6,687)	(15,061)	(10,484)

INCOME FROM CONTINUING OPERATIONS, before income taxes	416,502	795,549	782,368	876,261

INCOME TAX EXPENSE	216,000	456,000	395,500	456,000

INCOME FROM CONTINUING OPERATIONS	200,502	339,549	386,868	420,261

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income taxes	0	88,160	0	(129,144)

NET INCOME	$200,502	$427,709	$386,868	$291,117

Basic and Diluted Net Income Per Common Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number of Common Shares – Basic	33,157,610	33,107,610	33,157,610	33,107,610

Weighted Average Number of Common Shares - Diluted	33,294,336	33,824,541	33,294,336	33,824,541

See notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$386,868	$291,117
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	237,867	303,506
Stock based compensation	16,998	16,998
Changes in operating assets and liabilities:
Accounts receivable, trade	578,521	(799,547)
Inventories	9,646	(17,197)
Prepaid expenses and other current assets	45,944	176,730
Deposits	26,524	—
Deferred income taxes	—	232,000
Accounts payable	53,893	198,811
Customer deposits	158	(5,638)
Accrued expenses	(310,757)	(242,279)
TOTAL ADJUSTMENTS	658,794	(136,616)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,045,662	154,501

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	30,000	—
Net cash, held for sale subsidiary	—	(79,875)
Purchase of property and equipment	(15,945)	(83,354)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,055	(163,229)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of notes payable	(137,374)	(187,018)

NET CHANGE IN CASH	922,343	(195,746)

CASH – Beginning	414,661	531,003
CASH – Ending	$1,337,004	$335,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$15,061	$28,150
Income taxes	$365,894	$152,000

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

The condensed consolidated balance sheet and statements of cash flows as of June 30, 2016 and the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2016 and its results of operations and cash flows for the three and six months ended June 30, 2016 not misleading. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity

As of June 30, 2016, we had cash and cash equivalents of $1,337,004 and a working capital surplus of $2,504,309. For the six months ended June 30, 2016, we generated revenue from continuing operations of $7,031,568 and had net income from continuing operations before taxes of $782,368. For the six months ended June 30, 2016, cash flows included net cash provided by operating activities of $1,045,662, net cash provided by investing activities of $14,055, and net cash used in financing activities of $137,374.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, we are required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.18% as of June 30, 2016). As of June 30, 2016, there was $787,500 outstanding under the PNC Acquisition Line.

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

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments were scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement which now, in accordance with an agreement (the “Agreement”) between the Company and the New York City Economic Development Corporation (“NYCEDC”), expires on April 30, 2021. In addition to the extended base term, the City of New York has two one year options to further extend the Concession Agreement. The Agreement also calls for certain reductions in air tour activity at the Heliport as well as reductions to the Company’s minimum annual guaranteed payments, which are further detailed in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2016. During the six months ended June 30, 2016 and 2015, we incurred approximately $1,416,000 and $1,024,000, respectively, in concession fees which are recorded in the cost of revenue.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On July 13, 2016, the Franchise and Concession Review Committee of New York City approved an amendment (the “Amendment”) to the Concession Agreement between the Company and the City of New York. The Amendment, which memorializes the Agreement, is filed as an exhibit with this report. In addition to elements described above, the Amendment redefines the plan year as well as the applicable minimum annual guaranteed payments through the extended base term and option periods.

The air tour reductions articulated in the Agreement are expected to negatively impact the Company’s business and financial results as well as those of the Company’s management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our CEO and a member of our Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $648,000 and $486,000 during the six months ended June 30, 2016 and 2015, respectively, which is recorded in administrative expenses.  The Company and Empire have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office in connection with the Agreement.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a Stock Purchase Agreement, dated June 30, 2015, by and between the Company and Warren A. Peck (the “Stock Agreement”). The details of the Stock Agreement are included in that Current Report as well as in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 11, 2016.

On September 30, 2015, the Company and Mr. Peck executed a Closing Cash Agreement (“the “Closing Agreement”), which was filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015. The Closing Agreement provided for Mr. Peck to sign over to the Company title to an aircraft to defer the $250,000 cash consideration due at closing. As further described in the Closing Agreement, the Company is to receive the $250,000 closing cash payment, plus other identified costs, when the aircraft is subsequently sold. On June 13, 2016, the Company entered into a sale agreement (the “Sale Agreement”) with an unrelated third party to acquire the aircraft subject to the Closing Agreement. Under the terms of the Sale Agreement, the Company received a down-payment of $30,000, which was credited against the $250,000 cash consideration owed by Mr. Peck. In addition, the Company will receive monthly payments of at least $28,000 to satisfy the remainder of the $250,000 cash consideration and $50,000 of the Note owed by Mr. Peck. The $220,000 remaining balance of closing cash consideration, plus receivables associated with the Note, are reflected as a Note Receivable as of June 30, 2016.

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

Net Income Per Common Share

Net income was $386,868 and $291,117 for the six months ended June 30, 2016 and 2015, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Weighted average common shares outstanding, basic	33,157,610	33,107,610	33,157,610	33,107,610

Common shares upon exercise of options and warrants	136,726	716,931	136,726	716,931

Weighted average common shares outstanding, diluted	33,294,336	33,824,541	33,294,336	33,824,541

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2016 and 2015, the Company incurred stock-based compensation costs of $16,998. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2016, the unamortized fair value of the options totaled $8,000.

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

NOTE 4 - Inventories

Inventories consist primarily of aviation fuel which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of June 30, 2016 and December 31, 2015 is set forth in the table below:

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	June 30, 2016	December 31, 2015
Fuel inventory	$43,246	$52,475
Other inventory	14,968	15,385
Total inventory	$58,214	$67,860

Included in inventories are amounts held for third parties of $75,519 and $55,798 as of June 30, 2016 and December 31, 2015, respectively, with an offsetting liability included as part of accrued expenses.

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

Components of discontinued operations are as follows:

As of June 30, 2016 and June 30, 2015, assets of $0 and $702,199, and liabilities of $0 and $102,638, respectively, were included in the consolidated balance sheets.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$0.00	$640,508	$0.00	$863,536
Cost of revenue	0.00	348,945	0.00	559,606
Gross profit	0.00	291,563	0.00	303,930
Operating expenses	0.00	261,145	0.00	499,074
Operating income (loss) from discontinued operations	0.00	30,418	0.00	(195,144)
Interest expense	0.00	(8,258)	0.00	(17,044)
Other expense	0.00	—	0.00	(1,956)
Income tax benefit	0.00	66,000	0.00	85,000
Net income (loss) from discontinued operations	0.00	88,160	0.00	(129,144)
Basic net income (loss) per common share	0.00	0.00	0.00	(0.00)
Weighted average number of shares outstanding, basic	33,157,610	33,107,610	33,157,610	33,107,610

NOTE 6 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the six months ended June 30, 2016 and 2015, no services were provided to the Company by Wachtel & Missry, LLP.

As described in Note 2, Liquidity, the Company is party to a management agreement with Empire Aviation, an entity owned by the children of Alvin S. Trenk, the Company’s CEO and a member of the Company’s Board of Directors.

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

As described in greater detail below in Liquidity and Capital Resources, upcoming reductions to the number of air tours emanating from the Heliport is expected to have a negative impact on our operations. The first stage of these reductions was initiated on June 1, 2016.

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations for the Three and Six Months Ended June 30, 2016 and June 30, 2015.

REVENUE

Revenue from continuing operations decreased by 10.8 percent to $4,064,488 for the three months ended June 30, 2016 as compared with corresponding prior-year period revenue of $4,557,736.

For the three months ended June 30, 2016, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 5.8 percent to approximately $1,663,000 as compared to approximately $1,766,000 in the three months ended June 30, 2015. The decrease was largely attributable to a lower volume of gallons, particularly gallons associated with fueling at our Heliport operation. This decrease was related to both the initiation of air tour reductions on June 1, 2016 and to the timing of the Easter holiday, which fell in the first quarter of 2016 but the second quarter of 2015.

For the three months ended June 30, 2016, revenue from continuing operations associated with services and supply items decreased by 13.6 percent to approximately $2,385,000 as compared to approximately $2,760,000 in the three months ended June 30, 2015. The decrease was attributable to same factors identified above.

For the three months ended June 30, 2016, all other revenue from continuing operations decreased by 48.0 percent to approximately $16,000 as compared to approximately $31,000 in the three months ended June 30, 2015. The decrease was largely attributable to a decrease in miscellaneous revenue generated by our Heliport compared to the same period last year.

Revenue from continuing operations decreased by 0.2 percent to $7,031,568 for the six months ended June 30, 2016 as compared with corresponding prior-year period revenue of $7,044,851.

For the six months ended June 30, 2016, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 0.1 percent to approximately $2,778,000 as compared to approximately $2,781,000 in the six months ended June 30, 2015.

For the six months ended June 30, 2016, revenue from continuing operations associated with services and supply items increased by 1.0 percent to approximately $4,223,000 as compared to approximately $4,179,000 in the six months ended June 30, 2015.

For the six months ended June 30, 2016, all other revenue from continuing operations decreased by 64.4 percent to approximately $30,000 as compared to approximately $84,000 in the six months ended June 30, 2015. The decrease was largely attributable to a decrease in miscellaneous revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

Total gross profit from continuing operations decreased 23.7 percent to $2,092,527 in the three months ended June 30, 2016 as compared with the three months ended June 30, 2015. Gross margin decreased to 51.5 percent in the three months ended June 30, 2015 as compared to 60.1 percent in the same period in the prior year. The decrease in gross profit and gross margin is related to lower levels of gross profit in our fuel sales, as well as lower levels of activity at our Heliport operation in the three months ended June 30, 2016 as compared to the prior year.

Total gross profit from continuing operations decreased 3.8 percent to $3,794,217 in the six months ended June 30, 2016 as compared with the six months ended June 30, 2015. Gross margin decreased to 54.0 percent in the six months ended June 30, 2016 as compared to 56.0 percent in the same period in the prior year. The decrease in gross profit is related to lower levels of gross profit in our fuel sales, as well as lower levels of activity, at our Heliport operation in the six months ended June 30, 2016 as compared to the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, from continuing operations were approximately $1,668,000 in the three months ended June 30, 2016, representing a decrease of approximately $271,000 or 14.0 percent, as compared to the same period in 2015. Total selling, general and administrative expenses, or SG&A, from continuing operations were $ 2,997,000 in the six months ended June 30, 2016, representing a decrease of approximately $62,000 or 2.0 percent, as compared to the same period in 2015.

SG&A associated with continuing operations of our aviation services operations were approximately $1,543,000 in the three months ended June 30, 2016, representing a decrease of approximately $305,000 or 16.5 percent, as compared to the three months ended June 30, 2015. SG&A associated with our continuing FBO operations, as a percentage of revenue, was 38.0 percent for the three months ended June 30, 2016, as compared with 40.6 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

SG&A associated with continuing operations of our aviation services operations were approximately $2,764,000 in the six months ended June 30, 2016, representing a decrease of approximately $114,000 or 4.0 percent, as compared to the six months ended June 30, 2015. SG&A associated with our continuing FBO operations, as a percentage of revenue, was 39.3 percent for the six months ended June 30, 2016, as compared with 40.9 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

Corporate SG&A was approximately $125,000 for the three months ended June 30, 2016, representing an increase of approximately $35,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $232,000 for the six months ended June 30, 2016, representing an increase of approximately $52,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income from continuing operations for the three and six months ended June 30, 2016 was $424,351 and $797,429, respectively, as compared to operating income of $802,236 and $886,745, in the three and six months ended June 30, 2015. The decrease on a year-over-year basis was driven by lower levels of gross margin and gross profit offset by lower SG&A expenses.

Depreciation and Amortization

Depreciation and amortization was approximately $238,000 and $304,000 for the six months ended June 30, 2016 and 2015, respectively.

Interest Income/Expense

Interest income for the six months ended June 30, 2016 and June 30, 2015 was $0. Interest expense for the six months ended June 30, 2016 was approximately $15,000 as compared to approximately $12,000 in the same period in 2015.

Income Tax

Income tax expense for the three and six months ended June 30, 2016 was $216,000 and $395,500, respectively, as compared to approximately $456,000 for each of the three and six months ended June 30, 2015. The decrease is attributable to lower pre-tax income in the six months ended June 30, 2016 as compared to the same period in 2015.

Net Income Per Share

Net income was $386,868 and $291,117 for the six months ended June 30, 2016 and 2015, respectively. The increase in net income is an outcome of the factors described above.

Basic and diluted net income per share for the six month periods ended June 30, 2016 and 2015 was $0.01.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had cash and cash equivalents of $1,337,004 and a working capital surplus of $2,504,309. We generated revenue from continuing operations of $7,031,568 and had net income from continuing operations before taxes of $782,368 for the six months ended June 30, 2016. For the six months ended June 30, 2016, cash flows included net cash provided by operating activities of $1,045,662, net cash provided by investing activities of $14,055, and net cash used in financing activities of $137,374.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, we are required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.18% as of June 30, 2016). As of June 30, 2016, there was $ 787,500 outstanding under the PNC Acquisition Line.

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

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments were scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement which now, in accordance with an agreement (the “Agreement”) between the Company and the New York City Economic Development Corporation (“NYCEDC”), expires on April 30, 2021. In addition to the extended base term, the City of New York has two one year options to further extend the Concession Agreement. The Agreement also calls for certain reductions in air tour activity at the Heliport as well as reductions to the Company’s minimum annual guaranteed payments, which are further detailed in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2016. During the six months ended June 30, 2016 and 2015, we incurred approximately $1,416,000 and $1,024,000, respectively, in concession fees which are recorded in the cost of revenue.

On July 13, 2016, the Franchise and Concession Review Committee of New York City approved an amendment (the “Amendment”) to the Concession Agreement between us and the City of New York. The Amendment, which memorializes the Agreement, is filed as an exhibit with this report. In addition to elements described above, the Amendment redefines the plan year as well as the applicable minimum annual guaranteed payments through the extended base term and option periods.

The air tour reductions articulated in the Agreement are expected to negatively impact the Company’s business and financial results as well as those of the Company’s management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our CEO and a member of our Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $648,000 and $486,000 during the six months ended June 30, 2016 and 2015, respectively, which is recorded in administrative expenses.  The Company and Empire have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office in connection with the Agreement.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a Stock Purchase Agreement, dated June 30, 2015, by and between the Company and Warren A. Peck (the “Stock Agreement”). The details of the Stock Agreement are included in that Current Report as well as in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 11, 2016.

On September 30, 2015, we and Mr. Peck executed a Closing Cash Agreement (“the “Closing Agreement”), which was filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2015. The Closing Agreement provided for Mr. Peck to sign over to the Company title to an aircraft to defer the $250,000 cash consideration due at closing. As further described in the Closing Agreement, we were to receive the $250,000 closing cash payment, plus other identified costs, when the aircraft was subsequently sold. On June 13, 2016, the Company entered into an agreement (the “Sale Agreement”) with an unrelated third party to acquire the aircraft subject to the Closing Agreement. Under the terms of the Sale Agreement, we received a down-payment of $30,000, which was credited against the $250,000 cash consideration owed by Mr. Peck. In addition, we will receive monthly payments of at least $28,000 to satisfy the remainder of the $250,000 cash consideration and $50,000 of the Note owed by Mr. Peck. The $220,000 remaining balance of closing cash consideration, plus receivables associated with the Note, are reflected as a Note Receivable as of June 30, 2016.

During the six months ended June 30, 2016, we had a net increase in cash of $922,343. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2016, net cash provided by operating activities was $1,045,662. This amount included an increase in operating cash related to net income of $386,868 and additions for the following items: (i) depreciation and amortization, $237,867; (ii) stock based compensation, $16,998; (iii) accounts receivable, trade, $578,521; (iv) inventories, $9,646; (v) prepaid expenses and other current assets, $45,944; (vi) deposits $26,524; (vii) accounts payable, $53,893; and (viii) customer deposits, $158. These increases in operating activities were offset by a decrease in accrued expenses, $310,757.

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

Cash from Investing Activities

For the six months ended June 30, 2016, net cash provided by investing activities was $14,055. This amount included $30,000 provided by the payment of notes receivable offset by amounts used in the purchase of property and equipment of $15,945. For the six months ended June 30, 2015, net cash used in investing activities was $163,229. This amount included $79,875 of net cash held for sale of a subsidiary and $83,354 used for the purchase of property and equipment.

Cash from Financing Activities

For the six months ended June 30, 2016, net cash used in financing activities was $137,374 for the repayment of notes payable. For the six months ended June 30, 2015, net cash used in financing activities was $187,018 for the repayment of notes payable.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon, and as of the date of that evaluation, our President, Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President and our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

10.1	Amendment to NYC Heliport Concession Agreement, dated as of July 13, 2016 *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (principal executive officer). *

31.2	Rule 13a-14(a)/15d-14(a) Certification of President (principal financial officer). *

32.1	Section 1350 Certification. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: August 15, 2016	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

