Form 10-Q/A
period 2016-03-31
Saker Aviation Services, Inc.
filed 2016-10-05
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

The Registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (the “Original Form 10-Q”) which was originally filed on May 16, 2016. The Registrant is filing this Amendment in response to a comment letter received from the Securities and Exchange Commission (the “SEC”). This Amendment is being filed solely to revise the Certifications on Exhibits 31.1 and 31.2 to include additional language in paragraph 4 as required by Item 601(b) (31) of Regulation S-K. Accordingly, the Registrant hereby amends Item 6 in the Original Form 10-Q to reflect the filing of the new certifications. There have been no changes to Item 1. Condensed Consolidated Financial Statements or Item 4. Controls and Procedures as reported in the Original Form 10-Q.

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q/A

March 31, 2016

iii

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

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer (principal executive officer) under Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of President (principal financial officer) under Section 302 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: October 5, 2016	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

