Form 10-Q/A
period 2016-06-30
Saker Aviation Services, Inc.
filed 2016-10-05
CIK 1128281

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

i

EXPLANATORY NOTE

The Registrant has prepared this Amendment No. 1 (“Amendment”) on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 (the “Original Form 10-Q”) which was originally filed on August 15, 2016. The Registrant is filing this Amendment in response to a comment letter received from the Securities and Exchange Commission (the “SEC”). This Amendment is being filed solely to revise the Certifications on Exhibits 31.1 and 31.2 to include additional language in paragraph 4 as required by Item 601(b) (31) of Regulation S-K. Accordingly, the Registrant hereby amends Item. 6 in the Original Form 10-Q to reflect the filing of the new certifications. There have been no changes to Item 1. Condensed Consolidated Financial Statements or Item 4. Controls and Procedures as reported in the Original Form 10-Q.

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q/A

June 30, 2016

iii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2016	December 31, 2015
	(unaudited)
CURRENT ASSETS
Cash	$1,337,004	$414,661
Accounts receivable	1,942,434	2,520,955
Inventories	58,214	67,860
Notes receivable – current portion	270,000	300,000
Prepaid expenses and other current assets	308,541	354.485
Total current assets	3,916,193	3,657,961

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $2,354,543 and $2,116,676 respectively	1,274,734	1,496,656

OTHER ASSETS
Deposits	123,773	150,297
Note receivable	200,000	200,000
Intangible assets	35,000	35,000
Goodwill	530,000	530,000
Deferred income taxes	173,000	173,000
Total other assets	1,061,773	1,088,297
TOTAL ASSETS	$6,252,700	$6,242,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$736,809	$682,916
Customer deposits	126,415	126,257
Accrued expenses	278,660	589,417
Notes payable – current portion	270,000	272,374
Total current liabilities	1,411,884	1,670,964

LONG-TERM LIABILITIES
Notes payable - less current portion	517,500	652,500
Total liabilities	1,929,384	2,323,464

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

REVENUE	$4,064,488	$4,557,736	$7,031,568	$7,044,851
COST OF REVENUE	1,971,961	1,816,397	3,237,351	3,099,461
GROSS PROFIT	2,092,527	2,741,339	3,794,217	3,945,390

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,668,176	1,939,103	2,996,788	3,058,645

OPERATING INCOME FROM CONTINUING OPERATIONS	424,351	802,236	797,429	886,745

OTHER INCOME (EXPENSE)
OTHER (EXPENSE) INCOME, net	---	(284)	---	1,666
INTEREST EXPENSE	(7,849)	(6,403)	(15,061)	(12,150)
TOTAL OTHER EXPENSE, net	(7,849)	(6,687)	(15,061)	(10,484)

INCOME FROM CONTINUING OPERATIONS, before income taxes	416,502	795,549	782,368	876,261

INCOME TAX EXPENSE	216,000	456,000	395,500	456,000
INCOME FROM CONTINUING OPERATIONS	200,502	339,549	386,868	420,261

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of income taxes	0	88,160	0	(129,144)

NET INCOME	$200,502	$427,709	$386,868	$291,117
Basic and Diluted Net Income Per Common Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number of Common Shares – Basic	33,157,610	33,107,610	33,157,610	33,107,610
Weighted Average Number of Common Shares - Diluted	33,294,336	33,824,541	33,294,336	33,824,541

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$386,868	$291,117
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	237,867	303,506
Stock based compensation	16,998	16,998
Changes in operating assets and liabilities:
Accounts receivable, trade	578,521	(799,547)

Inventories	9,646	(17,197)
Prepaid expenses and other current assets	45,944	176,730
Deposits	26,524	---
Deferred income taxes	---	232,000
Accounts payable	53,893	198,811
Customer deposits	158	(5,638)
Accrued expenses	(310,757)	(242,279)
TOTAL ADJUSTMENTS	658,794	(136,616)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,045,662	154,501

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	30,000	---
Net cash, held for sale subsidiary	---	(79,875)
Purchase of property and equipment	(15,945)	(83,354)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,055	(163,229)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of notes payable	(137,374)	(187,018)

NET CHANGE IN CASH	922,343	(195,746)

CASH – Beginning	414,661	531,003
CASH – Ending	$1,337,004	$335,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$15,061	$28,150
Income taxes	$365,894	$152,000

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$0.00	$640,508	$0.00	$863,536
Cost of revenue	0.00	348,945	0.00	559,606
Gross profit	0.00	291,563	0.00	303,930
Operating expenses	0.00	261,145	0.00	499,074
Operating income (loss) from discontinued operations	0.00	30,418	0.00	(195,144)
Interest expense	0.00	(8,258)	0.00	(17,044)
Other expense	0.00	---	0.00	(1,956)
Income tax benefit	0.00	66,000	0.00	85,000
Net income (loss) from discontinued operations	0.00	88,160	0.00	(129,144)
Basic net income (loss) per common share	0.00	0.00	0.00	(0.00)
Weighted average number of shares outstanding, basic	33,157,610	33,107,610	33,157,610	33,107,610

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