Form 10-Q/A
period 2016-03-31
Saker Aviation Services, Inc.
filed 2016-10-07
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

i

EXPLANATORY NOTE

The Registrant has prepared this Amendment No. 2 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2016, originally filed on October 5, 2016, to include Exhibit 32.1. Section 1350 Certification.

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

Saker Aviation Services, Inc.

Date: October 7, 2016	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

