Form 10-Q/A
period 2016-06-30
Saker Aviation Services, Inc.
filed 2016-10-07
CIK 1128281

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

i

EXPLANATORY NOTE

The Registrant has prepared this Amendment No. 2 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2016, originally filed on October 5, 2016, to include Exhibit 32.1. Section 1350 Certification.

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

