Form 10-Q
period 2016-09-30
Saker Aviation Services, Inc.
filed 2016-11-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

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

Yes ☐          No ☒

As of November 14, 2016, the registrant had 33,157,610 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2016

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,084,576	$414,661
Accounts receivable	1,588,167	2,520,955
Inventories	76,007	67,860
Notes receivable – current portion	270,000	300,000
Prepaid expenses and other current assets	608,865	354,485
Total current assets	4,627,615	3,657,961

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $2,485,887 and $2,116,676 respectively	1,198,226	1,496,656

OTHER ASSETS
Deposits	110,512	150,297
Note receivable	200,000	200,000
Intangible assets	35,000	35,000
Goodwill	530,000	530,000
Deferred income taxes	173,000	173,000
Total other assets	1,048,512	1,088,297
TOTAL ASSETS	$6,874,353	$6,242,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,089,821	$682,916
Customer deposits	126,495	126,257
Accrued expenses	325,839	589,417
Notes payable – current portion	270,000	272,374
Total current liabilities	1,812,155	1,670,964

LONG-TERM LIABILITIES
Notes payable - less current portion	450,000	652,500
Total liabilities	2,262,155	2,323,464

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;
none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000;
33,157,610 shares issued and outstanding as of September 30, 2016 and December 31, 2015	33,157	33,157
Additional paid-in capital	20,021,924	19,996,428
Accumulated deficit	(15,442,883)	(16,110,135)
TOTAL STOCKHOLDERS’ EQUITY	4,612,198	3,919,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,874,353	$6,242,914

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUE	$3,840,800	$4,729,808	$10,872,366	$11,774,659

COST OF REVENUE	1,521,181	2,255,109	4,758,531	5,354,570

GROSS PROFIT	2,319,619	2,474,699	6,113,835	6,420,089

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	1,747,290	1,833,063	4,744,077	4,891,708

OPERATING INCOME FROM CONTINUING OPERATIONS	572,329	641,636	1,369,758	1,528,381

OTHER INCOME (EXPENSE)
OTHER (EXPENSE) INCOME, net	---	---	---	1,666
INTEREST EXPENSE	(6,445)	(4,580)	(21,506)	(16,730)
TOTAL OTHER EXPENSE, net	(6,445)	(4,580)	(21,506)	(15,064)

INCOME FROM CONTINUING OPERATIONS, before income taxes	565,884	637,056	1,348,252	1,513,317

INCOME TAX EXPENSE	285,500	352,000	681,000	808,000

INCOME FROM CONTINUING OPERATIONS	280,384	285,056	667,252	705,317

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes	---	(180,327)	---	(309,471)

NET INCOME	$280,384	$104,729	$667,252	$395,846

Basic and Diluted Net Income Per Common Share	$0.01	$0.01	$0.02	$0.01

Weighted Average Number of Common Shares – Basic	33,157,610	33,107,610	33,157,610	33,107,610

Weighted Average Number of Common Shares - Diluted	33,305,833	33,674,676	33,305,833	33,674,676

See notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$667,252	$395,846
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	369,211	639,146
Stock based compensation	25,496	25,496
Changes in operating assets and liabilities:
Accounts receivable, trade	932,788	(519,795)
Inventories	(8,147)	209,875
Prepaid expenses and other current assets	(254,380)	(602,700)
Deposits	39,785	13,261
Deferred income taxes	---	55,000
Accounts payable	406,905	358,656
Customer deposits	238	(6,752)
Accrued expenses	(263,578)	797,900
TOTAL ADJUSTMENTS	1,248,318	970,087

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,915,570	1,365,933

CASH FLOWS FROM INVESTING ACTIVITIES
Payment (Issuance) of note receivable	30,000	(500,000)
Purchase of property and equipment	(70,781)	(49,950)
NET CASH USED IN INVESTING ACTIVITIES	(40,781)	(549,950)

CASH FLOWS USED IN FINANCING ACTIVITIES
Repayment of notes payable	(204,874)	(279,726)
Repayment of line of credit	---	(350,000)
NET CASH USED IN FINANCING ACTIVITIES	(204,874)	(629,726)

NET CHANGE IN CASH	1,669,915	186,257

CASH – Beginning	414,661	531,003
CASH – Ending	$2,084,576	$717,260

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$21,506	$16,730
Income taxes	$1,050,685	$491,459

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

The condensed consolidated balance sheet and statements of cash flows as of September 30, 2016 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of September 30, 2016 and its results of operations and cash flows for the three and nine months ended September 30, 2016 not misleading. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity

As of September 30, 2016, the Company had cash and cash equivalents of $2,084,576 and a working capital surplus of $2,815,460. For the nine months ended September 30, 2016, the Company generated revenue from continuing operations of $10,872,366 and had net income from continuing operations before taxes of $1,348,252. For the nine months ended September 30, 2016, cash flows included net cash provided by operating activities of $1,915,570, net cash used in investing activities of $40,781, and net cash used in financing activities of $204,874.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.26% as of September 30, 2016). As of September 30, 2016, there was $720,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line was to have been dispersed for working capital and general corporate purposes. Interest on outstanding principal accrued at a rate equal to daily LIBOR plus 250 basis points. The PNC Working Capital Line expired on December 31, 2015, with $0 outstanding.

The PNC Term Loan was utilized to retire our previously outstanding miscellaneous debt of the same amount. Interest on outstanding principal accrued at a rate equal to one-month LIBOR plus 275 basis points and principal and interest payments were to be made over a thirty-four month period. At December 31, 2015, all amounts under the PNC Term loan have been repaid.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments were scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement which, in accordance with an Amendment to the Concession Agreement dated July 13, 2016 (the “Amendment”) between the Company and the New York City Economic Development Corporation (“NYCEDC”), expires on April 30, 2021. In addition to the extension of the base term, pursuant to the Amendment the City of New York has two one year options to further extend the Concession Agreement. The Amendment also calls for certain reductions in air tour activity at the Heliport as well as reductions to the Company’s minimum annual guaranteed payments, which are described in greater detail in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2016. During the nine months ended September 30, 2016 and 2015, the Company incurred approximately $1,900,000 and $2,100,000, respectively, in concession fees which are recorded in the cost of revenue. The Amendment was included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The air tour reductions discussed in the Amendment are expected to negatively impact the Company’s business and financial results as well as those of the Company’s management company Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s CEO and a member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $2,706,000 and $2,711,000 during the nine months ended September 30, 2016 and 2015, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the City of New York Mayor’s office in connection with the Amendment.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a Stock Purchase Agreement, dated June 30, 2015, by and between the Company and Warren A. Peck (the “Stock Agreement”). The details of the Stock Purchase Agreement are described in greater detail in such Current Report as well as in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 11, 2016.

On September 30, 2015, the Company and Mr. Peck executed a Closing Cash Agreement (“the “Closing Agreement”), which was filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015. The Closing Agreement provided for Mr. Peck to assign to the Company title to an aircraft in order to defer the $250,000 cash consideration due at closing. As further described in the Closing Agreement, the Company is to receive the $250,000 closing cash payment, plus other identified costs, when the aircraft is subsequently sold. On June 13, 2016, the Company entered into a sale agreement (the “Sale Agreement”) with an unrelated third party to acquire the aircraft subject to the Closing Agreement. Under the terms of the Sale Agreement, the Company received a down-payment of $30,000, which was credited against the $250,000 cash consideration owed by Mr. Peck. In addition, beginning in October 2016, the Company will receive monthly payments of at least $28,000 to satisfy the remainder of the $250,000 cash consideration and $50,000 of the Note owed by Mr. Peck. The $220,000 remaining balance of closing cash consideration, plus receivables associated with the Note, are reflected as a Note Receivable as of September 30, 2016.

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

Net Income Per Common Share

Net income was $667,252 and $395,846 for the nine months ended September 30, 2016 and 2015, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding, basic	33,157,610	33,107,610	33,157,610	33,107,610

Common shares upon exercise of options and warrants	148,223	567,066	148,223	567,066

Weighted average common shares outstanding, diluted	33,305,833	33,674,676	33,305,833	33,674,676

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the nine months ended September 30, 2016 and 2015, the Company incurred stock-based compensation costs of $25,496. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2016, the unamortized fair value of the options totaled $8,000.

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

NOTE 4 - Inventories

Inventories consist primarily of aviation fuel which the Company sells to its customers. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft. A summary of inventories as of September 30, 2016 and December 31, 2015 is set forth in the table below:

	September 30, 2016	December 31, 2015
Fuel inventory	$61,959	$52,475
Other inventory	14,048	15,385
Total inventory	$76,007	$67,860

Included in inventories are amounts held for third parties of $53,562 and $55,798 as of September 30, 2016 and December 31, 2015, respectively, with an offsetting liability included as part of accrued expenses.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – Discontinued Operations

The Company entered into a Stock Purchase Agreement, dated June 30, 2015, by and between the Company and Warren A. Peck (the “Agreement”). The Agreement is discussed in greater detail in a Current Report on Form 8-K filed July 6,2015, as well as in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 11, 2016.

Components of discontinued operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$0.00	$900,408	$0.00	$1,763,944
Cost of revenue	0.00	787,154	0.00	1,346,760
Gross profit	0.00	113,254	0.00	417,184
Operating expenses	0.00	387,448	0.00	867,765
Operating income (loss) from discontinued operations	0.00	(274,194)	0.00	(450,581)
Interest expense	0.00	(7,774)	0.00	(24,575)
Other expense	0.00	26,641	0.00	24,685
Income tax benefit	0.00	75,000	0.00	141,000
Net income (loss) from discontinued operations	0.00	(180,327)	0.00	(309,471)
Basic net income (loss) per common share	0.00	(0.01)	0.00	(0.01)
Weighted average number of shares outstanding, basic	33,157,610	33,107,610	33,157,610	33,107,610

NOTE 6 – Related Parties

From time to time, the law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the nine months ended September 30, 2016 and 2015, no services were provided to the Company by Wachtel & Missry, LLP.

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

Note 8 – Subsequent Events

The Company’s wholly-owned subsidiary, FBO Air Garden City, Inc. (“GCK”), entered into a Stock Purchase Agreement, dated October 3, 2016, by and between the Company and Gary and Kim Keller, to purchase all of the capital stock of Aircraft Services, Inc. (“Aircraft Services”), an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, the Company made a $150,000 cash payment at closing and will make installment payments totaling an additional $150,000 over the next two years. The closing cash payment for the transaction was funded with internal resources. The Stock Purchase Agreement is discussed in greater detail in a Current Report on Form 8-K filed on October 7, 2016 and is filed as an Exhibit to this report.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Saker Aviation Services, Inc. is a Nevada corporation. Our common stock, $0.001 par value per share (the “common stock”), is publicly traded on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. Through our subsidiaries, we operate in the aviation services segment of the general aviation industry, in which we serve as the operator of a heliport, a fixed base operation (“FBO”), as a provider of aircraft maintenance services , and as a consultant for a seaplane base that we do not own. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

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

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport, as an FBO and provider of aircraft maintenance services at the Garden City (Kansas) Regional Airport, as a consultant to the operator of a seaplane base in New York City, and prior to our divestiture, as a provider of aircraft maintenance services at the Bartlesville (Oklahoma) Municipal Airport.

The Garden City facility became part of our company as a result of our acquisition of the FBO assets of Central Plains Aviation, Inc. (“CPA”) in March 2005 and our acquisition of Aircraft Services in October 2016 (see Note 8. Subsequent Events).

Our business activities at the Downtown Manhattan (New York) Heliport facility (the “Heliport”) commenced as a result of the Company’s award of the Concession Agreement by the City of New York to operate the Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”). See Note 2 to the condensed consolidated financial statements included in Item 1 of this report.

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

As described in greater detail below in Liquidity and Capital Resources, upcoming reductions to the number of air tours emanating from the Heliport is expected to have a negative impact on our operations. The first and second stages of these reductions were initiated on June 1, 2016, and October 1, 2016, respectively.

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations for the Three and Nine Months Ended September 30, 2016 and September 30, 2015.

REVENUE

Revenue from continuing operations decreased by 18.8 percent to $3,840,000 for the three months ended September 30, 2016 as compared with corresponding prior-year period revenue of $4,730,000.

For the three months ended September 30, 2016, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 19.6 percent to approximately $1,551,000 as compared to approximately $1,928,000 in the three months ended September 30, 2015. The decrease was largely attributable to a lower volume of gallons, primarily associated with fueling at our Heliport operation. This decrease was related to the initiation of the air tour reductions which took effect on June 1, 2016.

For the three months ended September 30, 2016, revenue from continuing operations associated with services and supply items decreased by 18.2 percent to approximately $2,273,000 as compared to approximately $2,778,000 in the three months ended September 30, 2015. The decrease was attributable to the same factor identified above.

For the three months ended September 30, 2016, all other revenue from continuing operations decreased by 28.0 percent to approximately $17,000 as compared to approximately $23,000 in the three months ended September 30, 2015. The decrease was largely attributable to a decrease in miscellaneous revenue generated by our Heliport compared to the same period last year.

Revenue from continuing operations decreased by 7.7 percent to $10,872,000 for the nine months ended September 30, 2016 as compared with corresponding prior-year period revenue of $11,775,000.

For the nine months ended September 30, 2016, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 8.1 percent to approximately $4,330,000 as compared to approximately $4,710,000 in the nine months ended September 30, 2015. The decrease was largely attributable to a lower volume of gallons, primarily associated with fueling at our Heliport operation. This decrease was related to the initiation of the air tour reductions which took effect on June 1, 2016.

For the nine months ended September 30, 2016, revenue from continuing operations associated with services and supply items decreased by 6.6 percent to approximately $6,496,000 as compared to approximately $6,958,000 in the nine months ended September 30, 2015. The decrease was attributable to the same factor identified above.

For the nine months ended September 30, 2016, all other revenue from continuing operations decreased by 56.5 percent to approximately $47,000 as compared to approximately $107,000 in the nine months ended September 30, 2015. The decrease was largely attributable to a decrease in miscellaneous revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

Total gross profit from continuing operations decreased 6.3 percent to $2,320,000 in the three months ended September 30, 2016 as compared with the three months ended September 30, 2015. Gross margin increased to 60.4 percent in the three months ended September 30, 2016 as compared to 52.3 percent in the same period in the prior year. The decrease in gross profit is related to lower levels of gross profit in our fuel sales, as well as lower levels of activity at our Heliport operation in the three months ended September 30, 2016 as compared to the prior year. The increase in gross margin is related to reduced costs associated with providing services at our Heliport operation.

Total gross profit from continuing operations decreased 4.8 percent to $6,114,000 in the nine months ended September 30, 2016 as compared with the nine months ended September 30, 2015. Gross margin increased to 56.2 percent in the nine months ended September 30, 2016 as compared to 54.5 percent in the same period in the prior year. The decrease in gross profit and increase in gross margin are attributable to the same factors identified above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, from continuing operations were approximately $1,747,000 in the three months ended September 30, 2016, representing a decrease of approximately $86,000 or 4.7 percent, as compared to the same period in 2015. Total selling, general and administrative expenses, or SG&A, from continuing operations were $4,744,000 in the nine months ended September 30, 2016, representing a decrease of approximately $148,000 or 3.0 percent, as compared to the same period in 2015.

SG&A associated with continuing operations of our aviation services operations were approximately $1,618,000 in the three months ended September 30, 2016, representing a decrease of approximately $160,000 or 9.0 percent, as compared to the three months ended September 30, 2015. SG&A associated with our continuing FBO operations, as a percentage of revenue, was 42.1 percent for the three months ended September 30, 2016, as compared with 37.6 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

SG&A associated with continuing operations of our aviation services operations were approximately $4,382,000 in the nine months ended September 30, 2016, representing a decrease of approximately $274,000 or 5.9 percent, as compared to the nine months ended September 30, 2015. SG&A associated with our continuing FBO operations, as a percentage of revenue, was 40.3 percent for the nine months ended September 30, 2016, as compared with 39.5 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

Corporate SG&A was approximately $130,000 for the three months ended September 30, 2016, representing an increase of approximately $75,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $362,000 for the nine months ended September 30, 2016, representing an increase of approximately $126,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income from continuing operations for the three and nine months ended September 30, 2016 was $572,329 and $1,369,758, respectively, as compared to operating income of $641,636 and $1,528,381, in the three and nine months ended September 30, 2015. The decrease on a year-over-year basis was driven by lower levels of gross profit offset by lower SG&A expenses.

Depreciation and Amortization

Depreciation and amortization was approximately $369,211 and $639,146 for the nine months ended September 30, 2016 and 2015, respectively.

Interest Expense

Interest expense for the nine months ended September 30, 2016 was approximately $21,506 as compared to approximately $16,730 in the same period in 2015.

Income Tax

Income tax expense for the three and nine months ended September 30, 2016 was $285,500 and $681,000, respectively, as compared to approximately $352,000 and $808,000, respectively, for the same periods in 2015. The decrease is attributable to lower pre-tax income in the nine months ended September 30, 2016 as compared to the same period in 2015.

Net Income Per Share

Net income was $667,252 and $395,846 for the nine months ended September 30, 2016 and 2015, respectively. The increase in net income is an outcome of the factors described above.

Basic and diluted net income per share for the nine month periods ended September 30, 2016 and 2015 was $0.02 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had cash and cash equivalents of $2,084,576 and a working capital surplus of $2,815,460. For the nine months ended September 30, 2016, we generated revenue from continuing operations of $10,872,366 and had net income from continuing operations before taxes of $1,348,252. For the nine months ended September 30, 2016, cash flows included net cash provided by operating activities of $1,915,570, net cash used in investing activities of $40,781, and net cash used in financing activities of $204,874.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, we are required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.26% as of September 30, 2016). As of September 30, 2016, there was $720,000 outstanding under the PNC Acquisition Line.

The PNC Working Capital Line was to have been dispersed for working capital and general corporate purposes. Interest on outstanding principal accrued at a rate equal to daily LIBOR plus 250 basis points. The PNC Working Capital Line expired on December 31, 2015, with $0 outstanding.

The PNC Term Loan was utilized to retire our previously outstanding miscellaneous debt of the same amount. Interest on outstanding principal accrued at a rate equal to one-month LIBOR plus 275 basis points and principal and interest payments were to be made over a thirty-four month period. At December 31, 2015, all amounts under the PNC Term loan have been repaid.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments were scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement which, in accordance with an Amendment to the Concession Agreement dated July 13, 2016 (the “Amendment”) between the Company and the New York City Economic Development Corporation (“NYCEDC”), expires on April 30, 2021. In addition to the extension of the base term, pursuant to the Amendment the City of New York has two one year options to further extend the Concession Agreement. The Amendment also calls for certain reductions in air tour activity at the Heliport as well as reductions to the Company’s minimum annual guaranteed payments, which are described in greater detail in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2016. During the nine months ended September 30, 2016 and 2015, the Company incurred approximately $1,900,000 and $2,100,000, respectively, in concession fees which are recorded in the cost of revenue. The Amendment was included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016,

The air tour reductions discussed in the Amendment are expected to negatively impact the Company’s business and financial results as well as those of the Company’s management company Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s CEO and a member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $2,706,000 and $2,711,000 during the nine months ended September 30, 2016 and 2015, respectively, which is recorded in administrative expenses.

The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the City of New York Mayor’s office in connection with the Amendment.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

The Company entered into a Stock Purchase Agreement, dated June 30, 2015, by and between the Company and Warren A. Peck (the “Stock Agreement”). The details of the Stock Agreement are included in a Current Report filed with the SEC July 6, 2015 as well as in the Company’s Annual Report on Form 10-K filed with the SEC on April 11, 2016.

On September 30, 2015, we and Mr. Peck executed a Closing Cash Agreement (“the “Closing Agreement”), which was filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2015. The Closing Agreement provided for Mr. Peck to assign over to the Company title to an aircraft in order to defer the $250,000 cash consideration due at closing. As further described in the Closing Agreement, we were to receive the $250,000 closing cash payment, plus other identified costs, when the aircraft was subsequently sold. On June 13, 2016, the Company entered into an agreement (the “Sale Agreement”) with an unrelated third party to acquire the aircraft subject to the Closing Agreement. Under the terms of the Sale Agreement, we received a down-payment of $30,000, which was credited against the $250,000 cash consideration owed by Mr. Peck. In addition, beginning in October 2016, the Company will receive monthly payments of at least $28,000 to satisfy the remainder of the $250,000 cash consideration and $50,000 of the Note owed by Mr. Peck. The $220,000 remaining balance of closing cash consideration, plus receivables associated with the Note, are reflected as a Note Receivable as of September 30, 2016.

During the nine months ended September 30, 2016, we had a net increase in cash of $1,669,915. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the nine months ended September 30, 2016, net cash provided by operating activities was $1,915,570. This amount included an increase in operating cash related to net income of $667,252 and additions for the following items: (i) depreciation and amortization, $369,211; (ii) stock based compensation, $25,496; (iii) accounts receivable, trade, $932,788; (iv) deposits $39,785; (v) accounts payable, $406,905; and (vi) customer deposits, $238. These increases in operating activities were offset by a decrease in (i) inventories, $8,147; (ii) prepaid expenses, $254,380; and (iii) accrued expenses, $263,578.

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

Cash from Investing Activities

For the nine months ended September 30, 2016, net cash used in investing activities was $40,781. This amount included $30,000 provided by the payment of notes receivable offset by amounts used in the purchase of property and equipment of $70,781. For the nine months ended September 30, 2015, net cash used in investing activities was $549,950. This amount included issuances of note receivable of $500,000 and $49,950 used for the purchase of property and equipment.

Cash from Financing Activities

For the nine months ended September 30, 2016, net cash used in financing activities was $204,874 for the repayment of notes payable. For the nine months ended September 30, 2015, net cash used in financing activities was $629,726. This amount included the repayment of notes payable of $279,726 and repayment of the line of credit of $350,000.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President and our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6 – Exhibits

Exhibit No.	Description of Exhibit

10.2	Stock Purchase Agreement, dated October 3, 2016, by and between the Company and Gary and Kim Keller, to purchase all of the capital stock of Aircraft Services, Inc. *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (principal executive officer). *

31.2	Rule 13a-14(a)/15d-14(a) Certification of President (principal financial officer). *

32.1	Section 1350 Certification. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: November 14, 2016	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President