Form 10-K
period 2016-12-31
Saker Aviation Services, Inc.
filed 2017-03-31
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of such business day was $1,486,730.

As of March 31, 2017, the Registrant had 33,157,610 shares of its Common Stock, par value $.001 per share, issued and outstanding.

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

General

Saker Aviation Services, Inc. (“we”, “us”, “our”) is a Nevada corporation. Our common stock, $0.001 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. Through our subsidiaries, we operate in the aviation services segment of the general aviation industry, in which we serve as the operator of a heliport, a fixed base operation (“FBO”), a provider of aircraft maintenance and repair services (“MRO”), and as a consultant for a seaplane base that we do not own. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

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

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport, as an FBO and MRO at the Garden City (Kansas) Regional Airport, as a consultant to the operator of a seaplane base in New York City, and prior to our divestiture, as an MRO at the Bartlesville (Oklahoma) Municipal Airport.

The Garden City facility became part of our company as a result of our acquisition of the FBO assets of Central Plains Aviation, Inc. in March 2005. Our Garden City facility began offering maintenance services in October 2016 as a result of our acquisition of Aircraft Services, Inc. (“Aircraft Services”).

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

Discontinued Operations

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2015, the Company entered into a Stock Purchase Agreement, dated June 30, 2015, by and between the Company and Warren A. Peck (the “Agreement”). Pursuant to the Agreement, Mr. Peck was to purchase all of the outstanding capital stock of the Company’s wholly-owned subsidiary Phoenix Rising Aviation, Inc. (“PRA”). The closing of the transactions contemplated by the Agreement occurred on September 30, 2015. At that time, in exchange for all of the outstanding capital stock of PRA, Mr. Peck agreed to pay (i) the Company $250,000 in cash; (ii) execute a $250,000 Secured Promissory Note in favor of the Company; and (iii) execute an Installment Payment Agreement giving the Company rights to earn-out payments based on EBITDA thresholds achieved by PRA post-closing. As a result of the sale, PRA results of operations have been reported as discontinued operations in the Consolidated Balance Sheet and Statement of Operations for 2015.

The Agreement, Secured Promissory Note and Installment Payment Agreement were included as exhibits with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015. On September 30, 2015 the Company and Mr. Peck executed the Closing Cash Agreement “the “Closing Agreement”, which was filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015. The Closing Agreement provided for Mr. Peck to assign to the Company title to an aircraft in order to defer the $250,000 cash consideration due at closing. As further described in the Closing Agreement, the Company shall receive the $250,000 closing cash payment, plus other identified costs, when the aircraft is subsequently sold. The $250,000 closing cash consideration plus receivables associated with the Note are therefore reflected as a Note Receivable in the Consolidated Balance Sheet as of December 31, 2015. On June 13, 2016, the Company entered into a sale agreement (the “Sale Agreement”) with an unrelated third party to acquire the aircraft subject to the Closing Agreement. Under the terms of the Sale Agreement, the Company received a down-payment of $30,000, which was credited against the $250,000 cash consideration owed by Mr. Peck. In addition, beginning in October 2016, the Company was to receive monthly payments of at least $28,000 to satisfy the remainder of the $250,000 cash consideration and $50,000 of the Note owed by Mr. Peck. The Company has not received any of the monthly payments due under the Sale Agreement, have issued a demand letter, and are pursuing all other legal remedies at our disposal. The $220,000 remaining balance of closing cash consideration plus receivables associated with the Note, are reflected as a Note Receivable in the Consolidated Balance Sheet as of December 31, 2016.

Acquisition

Our wholly-owned subsidiary, FBO Air Garden City, Inc. (“GCK”), entered into a Stock Purchase Agreement, dated October 3, 2016, by and between the Company, GCK and Gary and Kim Keller (the “Stock Purchase Agreement”), to purchase all of the capital stock of Aircraft Services, an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, the Company made a $150,000 cash payment at closing and will make installment payments totaling an additional $150,000 over the next two years. The closing cash payment for the transaction was funded with internal resources. The Stock Purchase Agreement is discussed in greater detail in a Current Report on Form 8-K filed on October 7, 2016 and was filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30,2016.

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

Customers

For the fiscal year ended December 31, 2016, four customers represented approximately 75.1% of our revenue. The loss of any of these four customers could represent a significant decrease in revenue that may adversely affect our business and results of operations. Additionally, four accounts represented approximately 89.3% of the balance of accounts receivable at December 31, 2016. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. We depend significantly on our business with these four customers.

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

Costs and Effects of Complying With Environmental Laws

We are subject to a variety of federal, state and local environmental laws and regulations, including those that govern health and safety requirements, the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations require us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and may be periodically subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We intend to comply with these laws and regulations. However, from time to time, our operations may not be in full compliance with the terms and conditions of our permits or licenses. We periodically review our procedures and policies for compliance with environmental laws and requirements. We believe that our operations are in material compliance with applicable environmental laws and requirements and that any potential non-compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Although the cost of achieving and maintaining compliance with environmental laws and requirements has not been material, we can provide no assurance that such cost will not become material in the future.

Employees

As of December 31, 2016, we employed 31 persons, 29 of which were employed on a full-time basis, and one of which was an executive officer. All of our personnel are employed in connection with our operations in New York and Kansas.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. The SEC also maintains a website (www.sec.gov) that includes our reports, proxy statements and other information. We maintain a website at www.sakeraviation.com where we make available, free of charge, documents that we file with, or furnish to, the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and any amendments to those reports. Our SEC reports can be found under “Financial Reporting” tab on our website. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A.	RISK FACTORS

The following risk factors relate to our operations:

We will need additional financing to expand our business.

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

For the fiscal year ended December 31, 2016, four customers represented approximately 75.1% of our revenue. Additionally, these four accounts represented approximately 89.3% of the balance of accounts receivable at December 31, 2016. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. The loss of any of our key customers, or the inability of such customers to pay amounts due to us, could result in a significant decrease in revenue that may adversely affect our business and result of operations.

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

The SEC has adopted a set of rules called the “penny stock rules” that regulate broker-dealers with respect to trading in securities with a bid price of less than $5.00. These rules do not apply to securities registered on certain national securities exchanges (including the Nasdaq Stock Market), provided that current price and volume information regarding transactions in such securities is provided by the exchange. Our stock is not listed on such an exchange and we have no expectation that our common stock will be listed on such an exchange in the future. The penny stock rules require a broker-dealer to deliver to the customer a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. Additionally, the broker-dealer must provide the customer with other information. The penny stock rules also require that, prior to a transaction in a penny stock, the broker-dealer must determine in writing that the penny stock is a suitable investment for the purchaser. The broker-dealer must also receive the purchaser’s written agreement to the transaction. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for a stock such as ours that is subject to the penny stock rules.

Potential additional financings, the granting of additional stock options and anti-dilution provisions in our warrants could further dilute our existing stockholders.

As of March 30, 2017, there were 33,157,610 shares of our common stock outstanding. If all of our outstanding common stock purchase warrants and options were exercised, there would be 35,357,610 shares outstanding, an increase of approximately 6.6%. Any further issuances due to additional equity financings, the granting of additional options or the anti-dilution provisions in our warrants could further dilute our existing stockholders, which could cause the value of our common stock to decline.

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

Our Board of Directors currently has the right to authorize the issuance of up to 9,999,154 shares of one or more series of our preferred stock with such voting, dividend and other rights as our directors determine. Such action can be taken by our Board of Directors without the approval of our shareholders. Accordingly, the holders of any new series of preferred stock could be granted voting rights that reduce the voting power of the holders of our common stock. For example, the preferred holders could be granted the right to vote on a merger as a separate class even if the merger would not have an adverse effect on their rights. This right, if granted, would give such preferred holders a veto with respect to any merger proposal. Alternatively, such preferred holders could be granted a large number of votes per share while voting as a single class with the holders of our common stock, thereby diluting the voting power of the holders of our common stock. In addition, the holders of any new series of preferred stock could be given the option to redeem their shares for cash in the event of a merger. This would make acquiring us less attractive to a potential buyer. Thus, our Board of Directors could authorize the issuance of shares of the new series of preferred stock in order to defeat a proposal for the acquisition of our company that a majority of the holders of our common stock otherwise favor.

Our common stock may not continue to be traded on the OTCQB.

We cannot provide any assurance that our common stock will continue to be eligible to be quoted on the OTCQB Marketplace (“OTCQB”). Should our common stock cease to be quoted on the OTCQB and fail to qualify for listing on a stock exchange (including the Nasdaq Stock Market), our common stock would only trade in the “pink sheets” which generally provides an even less liquid market than the OTCQB. In such event, stockholders may find it more difficult to trade their shares of our common stock or to obtain accurate and current information concerning market prices for our common stock.

Our management team currently has influential voting power.

As of March 31, 2017, our executive officers, directors and their family members and associates, collectively, are entitled to vote 10,183,426 shares, or 30.7%, of the 33,157,610 shares of our outstanding shares of common stock. Accordingly, and, because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our Board of Directors, which is currently comprised of two independent directors, a director who is a managing partner of a law firm which provides legal services to us, and two executive officer/directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of March 30, 2017, we lease office space at the following locations:

Location	Purpose	Space	Annual Rental	Expiration

2117 S. Air Service Road Garden City, Kansas	Kansas FBO location	17,640 square feet	$26,244	December 31, 2030

2145 S. Air Service Road Garden City, Kansas	Kansas MRO location	3,782 square feet	$6,780	December 31, 2017

600 Hayden Circle Allentown, Pennsylvania	Pennsylvania Office location	360 square feet	$6,214	Month-to- Month

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

From time to time, we may be a party to one or more claims or disputes which may result in litigation. However, we are currently not a party to, nor is our property subject to, any material pending legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

Our common stock is quoted on the OTCQB under the symbol “SKAS”. The OTCQB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (“OTC”) equity securities. Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. OTC quotations reflect intra-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

The following table sets forth the high and low closing sale prices for the common stock as reported on the OTCQB for the past two most recent fiscal years.

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2015	$0.140	$0.060

June 30, 2015	$0.140	$0.080

September 30, 2015	$0.130	$0.070

December 31, 2015	$0.110	$0.050

March 31, 2016	$0.060	$0.050

June 30, 2016	$0.080	$0.040

September 30, 2016	$0.080	$0.060

December 31, 2016	$0.140	$0.055

Holders

As of March 31, 2017, there were approximately 285 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

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

Consolidated Statement of Operations Data:	Year Ended December 31, 2016	Year Ended December 31, 2015
(in thousands, except for share and per share data)
Revenue from Continuing Operations	$14,691	$15,974
Income from Continuing Operations, before income tax expense	$1,767	$1,919
Income tax (expense)	$887	$1,032
Income from Continuing Operations, net of income taxes	$880	$887
Loss from Discontinued operations, net of income taxes	$0	$(191)
Net income	$880	$695
Net income per share – basic	$0.03	$0.02
Net income per share – diluted	$0.03	$0.02
Weighted average number of shares – basic	33,157,610	33,112,542
Weighted average number of shares – diluted	33,316,004	33,598,544

Balance Sheet Data: (in thousands)	December 31, 2016	December 31, 2015
Working capital surplus	$2,812	$1,987
Total assets	$6,967	$6,243
Total liabilities	$2,133	$2,324
Stockholders’ equity	$4,834	$3,919
Total liabilities and Stockholders’ equity	$6,967	$6,243

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Continuing Operations for the Years Ended December 31, 2016 and December 31, 2015.

REVENUE

Revenue from continuing operations decreased by 8.0 percent to $14,690,654 for the twelve months ended December 31, 2016 as compared with corresponding prior-year period revenue of $15,974,307.

For the twelve months ended December 31, 2016, revenue from continuing operations associated with services and supply items decreased by 7.7 percent to approximately $8,800,000 as compared to approximately $9,600,000 in the twelve months ended December 31, 2015. This decrease was related to the initiation of the air tour reductions which took effect on June 1, 2016, as further described below in Liquidity and Capital Resources.

For the twelve months ended December 31, 2016, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 8.5 percent to approximately $5,700,000 as compared to approximately $6,300,000 in the twelve months ended December 31, 2015. The decrease was attributable to lower fuel costs, leading to lower average fuel prices. The cost of fuel in 2016 was less on average as compared to the cost of fuel in 2015. As our fuel pricing generally follows the cost of fuel, lower fuel costs translate to lesser revenue on comparable volume.

For the twelve months ended December 31, 2016, all other revenue from continuing operations decreased by 7.5 percent to approximately $121,000 as compared to approximately $131,000 in the twelve months ended December 31, 2015.

GROSS PROFIT

Total gross profit from continuing operations decreased 7.0 percent to $8,098,737 in the twelve months ended December 31, 2016 as compared to $8,711,637 in the twelve months ended December 31, 2015. Gross profit as a percent of revenue was 55 percent in each of the twelve months ended December 31, 2016 and 2015.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative, or SG&A, expenses were $6,304,011 in the twelve months ended December 31, 2016, a decrease of approximately $365,000 or 5.5 percent, as compared to the same period in 2015.

SG&A associated with our FBO operations were approximately $5,800,000 in the twelve months ended December 31, 2016, a decrease of approximately $459,000, or 7.3 percent, as compared to the twelve months ended December 31, 2015. SG&A associated with our FBO operations, as a percentage of revenue, was 39.7 percent for the twelve months ended December 31, 2016, as compared with 39.4 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to decreased costs related to the lower levels of activity in our Heliport operations.

Corporate SG&A was approximately $469,000 for the twelve months ended December 31, 2016, representing an increase of approximately $95,000 as compared with the corresponding prior year period. The majority of this increase was attributable to one-time expenses that are not expected to recur in future periods.

OPERATING INCOME

Operating income from continuing operations for the year ended December 31, 2016 was $1,794,726 as compared to $2,043,104 in the year ended December 31, 2015. The decrease on a year-over-year basis was driven by lower levels of gross profit, which did not offset lower SG&A expenses.

Depreciation and Amortization

Depreciation and amortization was approximately $505,000 and $569,000 for the twelve months ended December 31, 2016 and 2015, respectively.

Interest Expense

Interest expense for the year ended December 31, 2016 was $27,296, as compared to $25,024 in the same period in 2015.

Impairment of Goodwill and Other Intangibles

We had $750,000 and $530,000 of goodwill at December 31, 2016 and 2015, respectively. The $220,000 increase in goodwill relates to the Company’s acquisition of Aircraft Services, Inc. in October 2016.

As of December 31, 2016 and December 31, 2015, intangible assets consisted of a charter certificate ($35,000). In connection with our divestiture of PRA at September 30, 2015, we recorded a $107,500 charge in 2015 for the full value of the PRA non-compete agreement.

Income Tax

Income tax expense from continuing operations for the twelve months ended December 31, 2016 was $887,000, as compared to $1,032,000 in the same period in 2015. Included in these amounts are paid actual or estimated federal, state and local income taxes along with a charge for deferred income tax at our estimated blended effective tax rate of 50 and 54 percent for 2016 and 2015, respectively. Paid actual or estimated tax expenses were $1,255,685 and deferred income tax expense was $0 for the twelve months ended December 31, 2016. Paid actual or estimated tax expenses were $388,000 and deferred income tax expense was $190,000 for the twelve months ended December 31, 2015.

Net Income Per Share

Net income for the twelve months ended December 31, 2016 was $880,430 as compared to net income of $695,208 in the twelve months ended December 31, 2015.

Basic and diluted net income per share was $0.03 and $0.02 for the twelve months ended December 31, 2016 and December 31, 2015, respectively.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents of $2,192,507 and a working capital surplus of $2,811,729. We generated revenue from continuing operations of $14,690,654 and had net income from continuing operations before taxes of $1,767,430 for the twelve months ended December 31, 2016. For the twelve months ended December 31, 2016, cash flows included net cash provided by operating activities of $2,244,551, net cash used in investing activities of $194,781, and net cash used in financing activities of $272,374.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, we are required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.486% as of December 31, 2016). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of December 31, 2016, there was $652,500 outstanding under the PNC Acquisition Line.

The PNC Working Capital was to have been dispersed for working capital and general corporate purposes. Interest on outstanding principal accrued at a rate equal to daily LIBOR plus 250 basis points. The PNC Working Capital Line expired on December 31, 2015, with $0 outstanding.

The PNC Term Loan was utilized to retire our previously outstanding miscellaneous debt of the same amount. Interest on outstanding principal accrued at a rate equal to one-month LIBOR plus 275 basis points and principal and interest payments were to be made over a thirty-four month period. At December 31, 2015, all amounts under the PNC Term loan had been repaid.

We are party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million, or minimum annual guaranteed payments. We paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which was set to expire on October 31, 2018. During the twelve months ended December 31, 2016 and 2015, we incurred approximately $2,700,000 and $2,900,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2016, on February 2, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Agreement”).

Under the Agreement, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, we may not allow its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. We also were required to ensure its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, we were required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

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

These reductions will negatively impact our business and financial results as well as those of our management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our Chief Executive Officer and a member of our Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $3,500,000 and $3,700,000 during the twelve months ended December 31, 2016 and 2015, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2015, the Company entered into a Stock Purchase Agreement, dated June 30, 2015, by and between the Company and Warren A. Peck (the “Agreement”). Pursuant to the Agreement, Mr. Peck was to purchase all of the outstanding capital stock of the Company’s wholly-owned subsidiary Phoenix Rising Aviation, Inc. (“PRA”). The closing of the transactions contemplated by the Agreement occurred on September 30, 2015. At that time, in exchange for all of the outstanding capital stock of PRA, Mr. Peck was required to (i) pay the Company $250,000 in cash; (ii) execute a $250,000 Secured Promissory Note in favor of the Company; and (iii) execute an Installment Payment Agreement giving the Company rights to earn-out payments based on EBITDA thresholds achieved by PRA post-closing. As a result of the sale, PRA results of operations have been reported as discontinued operations in the Consolidated Balance Sheet and Statement of Operations for 2015. The Agreement, Secured Promissory Note and Installment Payment Agreement were included as exhibits with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

On September 30, 2015 the Company and Mr. Peck executed the Closing Cash Agreement “the “Closing Agreement”, which was filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015. The Closing Agreement provided for Mr. Peck to sign over to the Company title to an aircraft to defer the $250,000 cash consideration due at closing. As further described in the Closing Agreement, the Company shall receive the $250,000 closing cash payment, plus other identified costs, when the aircraft is subsequently sold. The $250,000 closing cash consideration plus receivables associated with the Note are therefore reflected as a Note Receivable in the Consolidated Balance Sheets as of December 31, 2015. On June 13, 2016, the Company entered into a sale agreement (the “Sale Agreement”) with an unrelated third party to acquire the aircraft subject to the Closing Agreement. Under the terms of the Sale Agreement, the Company received a down-payment of $30,000, which was credited against the $250,000 cash consideration owed by Mr. Peck. In addition, beginning in October 2016, the Company was to receive monthly payments of at least $28,000 to satisfy the remainder of the $250,000 cash consideration and $50,000 of the Note owed by Mr. Peck. The Company has not received any of the monthly payments due under the Sale Agreement, has issued a demand letter, and is pursuing all other legal remedies at its disposal. The $220,000 remaining balance of closing cash consideration, plus receivables associated with the Note, are reflected as a Note Receivable as of December 31, 2016.

On October 3,2016, the Company purchased all of the capital stock of Aircraft Services, Inc. (“Aircraft Services”), an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, the Company made a $150,000 cash payment at closing and will make installment payments totaling an additional $150,000 over the next two years. The closing cash payment for the transaction was funded with internal resources. The Stock Purchase Agreement is discussed in greater detail in a Current Report on Form 8-K filed on October 7, 2016 and filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30,2016.

Our anticipated capital expenditures in 2017 are approximately $50,000 - $100,000.

During the twelve months ended December 31, 2016, we had a net increase in cash of $1,777,396. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2016, net cash provided by operating activities was $2,244,551. This amount included an increase in operating cash related to net income of $880,430 and additions for the following items: (i) depreciation, $505,390; (ii) stock-based compensation expense, $33,997; (iii) accounts receivable, trade, $1,046,548; (iv) inventories, $26,405; (v) deposits, $53,046; (vi) accounts payable, $159,495; and (vii) customer deposits, $315. The increase in cash provided by operating activities in 2016 was offset by the following items: (i) prepaid expenses and other current assets, $83,101; (ii) deferred income taxes, $150,000; and (iii) accrued expenses, $227,974. For the year ended December 31, 2015, net cash provided by operating activities was $990,545. This amount included an increase in operating cash related to net income of $695,208 and additions for the following items: (i) depreciation, $568,821; (ii) stock-based compensation expense, $33,946; (iii) impaired goodwill and other intangibles, $107,500; (iv) prepaid expenses and other current assets, $170,457; (v) deposits, $28,227; (vi) deferred income taxes, $190,000; and (vii) accrued expenses, $84,347. The increase in cash provided by operating activities in 2015 was offset by the following items: (i) gain on sales of assets, $73,305; (ii) accounts receivable, trade, $471,113; (iii) inventories, $21,524; (iv) accounts payable, $313,515; and (v) customer deposits, $8,504.

Cash from Investing Activities

For the year ended December 31, 2016, net cash used in investing activities was $194,781. This amount included (i) purchase of ASI assets, $150,000; and (ii) purchase of property and equipment $74,781; offset by payment of notes receivable of $30,000. For the year ended December 31, 2015, net cash used in investing activities was $152,375 attributable to the purchase of property and equipment.

Cash from Financing Activities

For the year ended December 31, 2016, net cash used in financing activities was $272,374 attributable to the repayment of notes payable. For the year ended December 31, 2015, net cash used in financing activities was $954,512, consisting of (i) repayment of notes payable, $404,562; (ii) repayment of borrowings on the line of credit, $550,000; offset by (iii) issuance of common stock, $50.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable, Trade

We extend credit to large and mid-size companies for products and services. We have concentrations of credit risk in that 89.3% of the balance of our accounts receivable at December 31, 2016 is made up of only four customers. At December 31, 2016, accounts receivable from our four largest accounts amounted to approximately $554,436 (37.6%), $426,898 (29.0%), $196,993 (13.4%), and $136,470 (9.3%), respectively. The Company has in place a security deposit in connection with three of the four receivables, with a letter of credit in the process of being reissued for the fourth, but its receivables are otherwise not collateralized. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. We assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. We performed an analysis of our goodwill and intangible assets at December 31, 2016 and 2015. In 2015 we recorded an impairment charge related to intangibles recorded in connection with the purchase of PRA. In 2016 we recorded additional goodwill relating to our Garden City operation’s acquisition of Aircraft Services.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2013.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saker Aviation Services, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Kronick Kalada Berdy & Co.

Kingston, PA

March 31, 2017

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash	$2,192,057	$414,661
Accounts receivable	1,474,407	2,520,955
Inventories	113,105	67,860
Notes receivable – current portion	270,000	300,000
Prepaid expenses and other current assets	437,586	354,485
Total current assets	4,487,155	3,657,961

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $2,622,066 and $2,116,676 respectively	1,074,397	1,496,656

OTHER ASSETS
Deposits	97,251	150,297
Note receivable, less current portion	200,000	200,000
Intangible assets	35,000	35,000
Goodwill	750,000	530,000
Deferred income taxes	323,000	173,000
Total other assets	1,405,251	1,088,297
TOTAL ASSETS	$6,966,803	$6,242,914

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$842,411	$682,916
Customer deposits	126,572	126,257
Accrued expenses	361,443	589,417
Notes payable – current portion	345,000	272,374
Total current liabilities	1,675,426	1,670,964

LONG-TERM LIABILITIES
Notes payable - less current portion	457,500	652,500
Total liabilities	2,132,926	2,323,464

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154;none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000;33,157,610 shares issued and outstanding in 2016 and 2015	33,157	33,157
Additional paid-in capital	20,030,425	19,996,428
Accumulated deficit	(15,229,705)	(16,110,135)
TOTAL STOCKHOLDERS’ EQUITY	4,833,877	3,919,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,966,803	$6,242,914

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015

REVENUE	$14,690,654	$15,974,307

COST OF REVENUE	6,591,917	7,262,670

GROSS PROFIT	8,098,737	8,711,637

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,304,011	6,668,533

OPERATING INCOME FROM CONTINUING OPERATIONS	1,794,726	2,043,104

OTHER EXPENSE:
OTHER EXPENSE	—	(99,384)
INTEREST EXPENSE	(27,296)	(25,024)

TOTAL OTHER EXPENSE	(27,296)	(124,408)

INCOME FROM CONTINUING OPERATIONS, before income taxes	1,767,430	1,918,696

INCOME TAX EXPENSE (BENEFIT)
CURRENT	1,037,000	842,000
DEFERRED	(150,000)	190,000

INCOME TAX EXPENSE	887,000	1,032,000

INCOME FROM CONTINUING OPERATIONS	880,430	886,696

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes	—	(191,488)

NET INCOME	$880,430	$695,208

Basic Net Income Per Common Share	$0.03	$0.02

Diluted Net Income Per Common Share	$0.03	$0.02

Weighted Average Number of Common Shares – Basic	33,157,610	33,112,542

Weighted Average Number of Common Shares – Diluted	33,316,004	33,598,544

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE – January 1, 2015	33,107,610	$33,107	$19,962,482	$(16,805,343)	$3,190,246

Issuance of common stock	50,000	50			50

Amortization of stock based compensation			33,946		33,946

Net income				695,208	695,208

BALANCE – December 31, 2015	33,157,610	33,157	19,996,428	(16,110,135)	3,919,450

Amortization of stock based compensation			33,997		33,997

Net income				880,430	880,430

BALANCE – December 31, 2016	33,157,610	$33,157	$20,030,425	$(15,229,705)	$4,833,877

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$880,430	$695,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	505,390	568,821
Gain on sale of assets	—	(73,305)
Stock based compensation	33,997	33,946
Impaired intangibles	—	107,500
Changes in operating assets and liabilities:
Accounts receivable, trade	1,046,548	(471,113)
Inventories	26,405	(21,524)
Prepaid expenses and other current assets	(83,101)	170,457
Deposits	53,046	28,227
Deferred income taxes	(150,000)	190,000
Accounts payable	159,495	(313,515)
Customer deposits	315	(8,504)
Accrued expenses	(227,974)	84,347
TOTAL ADJUSTMENTS	1,364,121	295,337

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,244,551	990,545

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of ASI assets	(150,000)	—
Payment of notes receivable	30,000	—
Purchase of property and equipment	(74,781)	(152,375)
NET CASH USED IN INVESTING ACTIVITIES	(194,781)	(152,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	—	50
Repayment of line of credit, net	—	(550,000)
Repayment of notes payable	(272,374)	(404,562)
NET CASH USED IN FINANCING ACTIVITIES	(272,374)	(954,512)

NET CHANGE IN CASH	1,777,396	(116,342)

CASH – Beginning	414,661	531,003
CASH – Ending	$2,192,057	$414,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$27,296	$49,599

Income taxes	$1,255,685	$387,561
Non-cash investing activities:
Sale of assets through issuance of notes receivable	$—	$500,000
Purchase of assets through issuance of notes payable	$150,000	$—

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 1 - Nature of Operations

Saker Aviation Services, Inc. (“Saker”), through its subsidiaries (collectively the “Company”), operates in the aviation services segment of the general aviation industry, in which it serves as the operator of a heliport and a fixed base operation (“FBO”), as a provider of aircraft maintenance, repair and overhaul (“MRO”), and as a consultant for a non-owned seaplane base. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), a wholly-owned subsidiary, operates the Downtown Manhattan Heliport via a concession agreement with the City of New York. FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”), a wholly-owned subsidiary provides FBO and MRO services in Garden City, Kansas. Phoenix Rising Aviation, Inc. (“PRA”), a wholly-owned subsidiary previously provided MRO services in Bartlesville, Oklahoma – see Discontinued Operations below.

NOTE 2 – Management’s Liquidity Plans

As of December 31, 2016, the Company had cash of $2,192,057 and had a working capital surplus of $2,811,729. The Company generated revenue from continuing operations of $14,690,654 and income from continuing operations before income taxes of $1,767,430 for the year ended December 31, 2016.

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

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provide that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.486% as of December 31, 2016). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of December 31, 2016, there was $652,500 outstanding under the PNC Acquisition Line.

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

The Company is party to a concession agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments are scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which was set to expire on October 31, 2018. During the twelve months ended December 31, 2016 and 2015, the Company incurred approximately $2,700,000 and $2,900,000 in concession fees, respectively, which is recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed on February 5, 2016 with the Securities and Exchange Commission (the “SEC”), on February 2, 2016, the New York City Economic Development Corporation (the “NYCEDC”) and the Company announced new measures to reduce helicopter noise and impacts across New York City (the “Agreement”).

Under the Agreement, filed as an exhibit with the Company’s Annual Report on Form 10-K for the year ended December 31,2015, the Company may not allow its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. The Company must also ensure its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, the Company is required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to the Company’s 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The Agreement also extends the Company's Concession Agreement with the City of New York for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one year options to further extend the Concession Agreement. The Agreement also provides that the minimum annual guarantee payments required to be made by the Company to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

These reductions will negatively impact the business and financial results of the Company and its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s CEO and a member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $3,500,000 and $3,700,000 during the twelve months ended December 31, 2016 and 2015, respectively, which is recorded in administrative expenses.  The Company and Empire have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HTJC, which is managed by his grandson.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 6, 2015, the Company entered into a Stock Purchase Agreement, dated June 30, 2015, by and between the Company and Warren A. Peck (the “Agreement”). Pursuant to the Agreement, Mr. Peck was to purchase all of the outstanding capital stock of the Company’s wholly-owned subsidiary Phoenix Rising Aviation, Inc. (“PRA”). The closing of the transactions contemplated by the Agreement occurred on September 30, 2015. At that time, in exchange for all of the outstanding capital stock of PRA, Mr. Peck was required to (i) pay the Company $250,000 in cash; (ii) execute a $250,000 Secured Promissory Note in favor of the Company; and (iii) execute an Installment Payment Agreement giving the Company rights to earn-out payments based on EBITDA thresholds achieved by PRA post-closing. As a result of the sale, PRA results of operations have been reported as discontinued operations in the Consolidated Balance Sheet and Statement of Operations for 2015. The Agreement, Secured Promissory Note and Installment Payment Agreement were included as exhibits with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

On September 30, 2015 the Company and Mr. Peck executed the Closing Cash Agreement “the “Closing Agreement”, which was filed with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015. The Closing Agreement provided for Mr. Peck to sign over to the Company title to an aircraft to defer the $250,000 cash consideration due at closing. As further described in the Closing Agreement, the Company shall receive the $250,000 closing cash payment, plus other identified costs, when the aircraft is subsequently sold. The $250,000 closing cash consideration plus receivables associated with the Note are therefore reflected as a Note Receivable in the Consolidated Balance Sheets as of December 31, 2015. On June 13, 2016, the Company entered into a sale agreement (the “Sale Agreement”) with an unrelated third party to acquire the aircraft subject to the Closing Agreement. Under the terms of the Sale Agreement, the Company received a down-payment of $30,000, which was credited against the $250,000 cash consideration owed by Mr. Peck. In addition, beginning in October 2016, the Company was to receive monthly payments of at least $28,000 to satisfy the remainder of the $250,000 cash consideration and $50,000 of the Note owed by Mr. Peck. The Company has not received any of the monthly payments due under the Sale Agreement, has issued a demand letter, and is pursuing all other legal remedies at its disposal. The $220,000 remaining balance of closing cash consideration, plus receivables associated with the Note, are reflected as a Note Receivable as of December 31, 2016.

On October 3,2016, the Company purchased all of the capital stock of Aircraft Services, Inc. (“Aircraft Services”), an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, the Company made a $150,000 cash payment at closing and will make installment payments totaling an additional $150,000 over the next two years. The closing cash payment for the transaction was funded with internal resources. The Stock Purchase Agreement is discussed in greater detail in a Current Report on Form 8-K filed on October 7, 2016 and filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30,2016.

NOTE 3 – Discontinued Operations

As described in more detail in Note 2, the Company entered into a Stock Purchase Agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the outstanding capital stock of PRA, the Company’s wholly-owned subsidiary. The agreement is discussed in greater detail in a Current Report on Form 8-K filed July 6, 2015, as well as in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 11, 2016.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Components of discontinued operations are as follows:

	For the Year Ended December 31,
	2016	2015

Revenue	$0	$1,763,944
Cost of revenue	0	1,346,760
Gross profit	0	417,184
Operating expenses	0	766,281
Operating loss from discontinued operations	0	(349,097)
Interest expense, net	0	(24,575)
Impairment of goodwill, intangible and fixed assets	0	(107,500)
Other income, net	0	24,684
Income tax benefit	0	265,000
Net loss from discontinued operations	$0	$(191,488)
Basic net loss per common share	$(0.00)	$(0.01)
Weighted average number of common shares outstanding, basic	33,157,610	33,112,542

NOTE 4 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FirstFlight Heliports, LLC (“FFH”), its FBO and MRO at Garden City (Kansas) Regional Airport (“FBOGC”) and Phoenix Rising Aviation, Inc. (“PRA”), see Note 3, Discontinued Operations. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable, Trade and Revenue Concentration

The Company extends credit to companies for products and services. The Company has concentrations of credit risk because 89.3% of the balance of accounts receivable, trade at December 31, 2016 was incurred by only four customers. At December 31, 2016, accounts receivable from the Company’s four largest accounts amounted to approximately $554,436 (37.6%), $426,898 (29.0%), $196,993 (13.4%), and $136,470 (9.3%), respectively. In addition, four customers represented approximately $11,033,000 (75.1%) of revenue in 2016. At December 31, 2015, accounts receivable from the Company’s four largest accounts amounted to approximately $957,886 (38.0%), $676,632 (26.8%), $491,033 (19.5%), and $242,633 (9.6%), respectively. In addition, four customers represented approximately $12,560,000 (78.6%) of revenue in 2015. The Company has in place a security deposit in connection with three of four receivables, and the Company has a letter of credit in the process of being reissued for the fourth, but its receivables are otherwise not collateralized. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. Management determines collectability based on their experience and knowledge of the customers. As of December 31, 2016 and 2015, the Company has recorded an allowance for doubtful accounts of $0.

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

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. The Company assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. The Company performed an analysis of its goodwill and intangible assets at December 31, 2016 and 2015. The Company recorded additional goodwill in 2016 relating to its acquisition of Aircraft Services, Inc. and an impairment charge in 2015 relating to intangibles recorded in connection with the Company’s purchase of its MRO in Oklahoma.

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

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2016 and 2015 was approximately $35,860 and $45,250, respectively.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2013.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Year Ended December 31,
	2016(1)	2015(1)
Weighted average common shares outstanding, basic	33,157,610	33,112,542

Common shares upon exercise of options or warrants	158,394	486,002

Weighted average common shares outstanding, diluted	33,316,004	33,598,544

(1)	Common shares of 2,041,606 and 1,713,998 underlying outstanding stock options for the years ended December 31, 2016 and 2015, respectively, were excluded from the computation of diluted earnings per share as their inclusion would be antidilutive.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the years ended December 31, 2016 and 2015, the Company incurred stock based compensation of $33,997 and $33,946, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2016, the unamortized fair value of the options totaled $22,500 and the weighted average remaining amortization period of the options approximated five years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2016 and 2015 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2016	2015
Dividend yield	0%	0%
Expected volatility	705%	692%
Risk-free interest rate	1.9%	1.6%
Expected lives	5.0 years	5.0 years

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2016 and 2015, was $0.064 and $0.074, respectively.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 5 – Inventories

Inventory consists primarily of aviation fuel, which the Company dispenses to its customers, and parts inventory as a result of the acquisition of Aircraft Services. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	December 31,
	2016	2015
Parts inventory	$71,906	$0
Fuel inventory	20,821	52,475
Other inventory	20,378	15,385
Total inventory	$113,105	$67,860

Included in fuel inventory are amounts held for third parties of $36,692 and $55,798 as of December 31, 2016 and 2015, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 6 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2016	2015	Useful Life
Aircraft	$56,000	$56,000	7 – 12 years
Vehicles	274,384	274,384	5 – 10 years
Office furniture and equipment	380,634	368,709	3 – 7 years
Tools and shop equipment	69,640	61,290	3 – 10 years
Leasehold improvements	2,715,805	2,652,949	10 – 20 years
Building/fuel farm	200,000	200,000	7 – 17 years
Total	3,696,463	3,613,332
Less: accumulated depreciation and amortization	(2,622,066)	(2,116,676)
Property and equipment, net	$1,074,397	$1,496,656

Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was approximately $505,000 and $569,000, respectively.

NOTE 7 – Goodwill and Intangible Assets

The Company had $750,000 and $530,000 of goodwill at December 31, 2016 and 2015, respectively. The $220,000 increase in goodwill in 2016 relates to the Company’s acquisition of Aircraft Services, Inc. in October, 2016.

As of December 31, 2016 and 2015, intangible assets consisted of a charter certificate ($35,000). In connection with the Company’s sale of PRA at September 30, 2015, the Company recorded a $107,500 charge for the full value of the PRA non-compete agreement.

NOTE 8 – Line of Credit

The Company had a working capital line aggregating $750,000, which was secured by substantially all assets of the Company. The line, which bore interest at a rate equal to daily LIBOR plus 250 basis points and was renewable at PNC Bank’s option, expired on December 31, 2015 with $0 outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 9 – Notes Payable

Notes payable consist of:	December 31,
	2016	2015

PNC Bank Acquisition Line of Credit converted to a Promissory Note on May 17, 2014 – secured by assets of acquisition. One month LIBOR plus 275 bps, matures May 17, 2019.	$652,500	$922,500

Issuance of notes payable in 2016 in connection with purchase of Aircraft Services, Inc. Note to be paid in two equal installments over two years.	150,000	—

Other	—	2,374

Subtotal	802,500	924,874

Less: current portion	(345,000)	(272,374)

Total – long term	$457,500	$652,500

Aggregate annual maturities of debt are as follows:

For the years ended December 31,	Total
2017	$345,000
2018	345,000
2019	112,500
TOTAL	$802,500

NOTE 10 – Income Taxes

The Company’s deferred tax assets and deferred tax liabilities consisted of the following:

	December 31,
Deferred tax assets:	2016	2015
Stock based compensation	$53,000	$53,000
Goodwill and intangibles	43,000	69,000
Property and equipment	277,000	101,000
Total deferred tax assets	373,000	223,000
Valuation Allowance	(50,000)	(50,000)

Deferred tax asset – net of valuation allowance	$323,000	$173,000

Change in valuation allowance	$—	$8,000

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2016	2015
Tax expense at statutory rate	34.0%	34.0%
State and local income taxes, net of federal	16.2%	19.8%
Effective income tax expense rate	50.2%	53.8%

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 11 – Stockholders’ Equity

Stock Options

On December 12, 2006, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Option Plan of 2005 (the “Plan”). The Plan is administered by the Company’s Compensation Committee and provides for 7,500,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Compensation Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. As of December 31, 2016 and 2015, there were 5,300,000 shares available for grant as options under the Plan.

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2015	1,900,000	$0.071
Granted	400,000	0.080
Exercised	(100,000)	0.040
Balance, December 31, 2015	2,200,000	$0.074
Granted	400,000	0.075
Expired	(400,000)	0.078
Balance, December 31, 2016	2,200,000	$0.073

On December 1, 2016, the Company granted a stock option under the Plan to each of the three non-employee directors plus the Chief Executive Officer, who otherwise accepts no compensation, to purchase 100,000 shares of common stock at $0.075 per share, the closing price of the Company’s common stock on December 1, 2016. Each option vests on December 1, 2017 and expires on December 1, 2021. These options are collectively valued at $30,000 and are being amortized over the vesting period.

On December 1, 2016, four sets of options of 100,000 shares each, representing a total of 400,000 shares, expired.

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

On November 25, 2015, four sets of options of 25,000 shares each, representing a total of 100,000 shares, were exercised.

A summary of the Company’s stock options outstanding at December 31, 2016 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.030	300,000	1.81	300,000	$10,067
$0.075	400,000	4.92	—	$0
$0.077	400,000	1.92	400,000	$0
$0.080	400,000	3.92	400,000	$0
$0.084	400,000	0.92	400,000	$0
$0.085	300,000	2.92	300,000	$0
TOTALS	2,200,000		1,800,000	$10,067

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Warrants

Details of all warrants outstanding are presented in the table below:

	Number of Warrants	Weighted Average Exercise Price

Balance, December 1, 2015	350,000	0.10
Granted	—	—
Exercised	—	—
Forfeited	(350,000)	0.10
Balance, December 31, 2015	0	0.00

On December 31, 2015, a warrant for 350,000 shares expired.

There were no warrants issued in 2016.

Preferred Stock

As of December 31, 2016 and 2015, the Company has 9,999,154 shares of preferred stock authorized and none of which is issued and outstanding.  The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine.

NOTE 12 – Employee Benefit Plan

The Company maintains a 401K Plan (the “401K Plan”), which covers all employees of the Company. The 401K Plan contains an option for the Company to match each participant's contribution. Employer contribution vests over a five-year period on a 20% per year basis. Company contributions to the 401K Plan totaled approximately $28,000 and $41,000 for the years ended December 31, 2016 and 2015, respectively.

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

In connection with the acquisition of Aircraft Services, Inc., the Company leases additional facilities from Garden City, Kansas, which provides for a 1 year lease term expiring December 31, 2017 with a base rent of $565 a month.

The Company leases office space from the Lehigh Valley International Airport, which provides for approximately 360 square feet, at a monthly cost of $518. The lease may be terminated with 30-days’ advance notice.

Fixed rent expense aggregated approximately $35,000 and $32,000 for the years ended December 31, 2016 and 2015, respectively. Flowage fees on fuel gallons purchased aggregated approximately $52,000 and $42,000 for the years ended December 31, 2016 and 2015, respectively.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Future minimum rental payments under the Company’s operating leases are as follows:

For the year ended
December 31,	Total
2017	$33,024
2018	26,244
2019	26,244
2020	26,244
2021	26,244
Thereafter	236,196
TOTAL	$374,196

NOTE 14 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the year ended December 31, 2016 and 2015, no services were provided to the Company by Wachtel & Missry, LLP.

As described in more detail in Note 2, Liquidity, the Company is party to a management agreement with Empire Aviation, an entity owned by the children of Alvin S. Trenk, the Company’s Chief Executive Officer and a member of our Company’s Board of Directors.

NOTE 15 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 16 – Acquisition

Our wholly-owned subsidiary, FBO Air Garden City, Inc. (“GCK”), entered into a Stock Purchase Agreement, dated October 3, 2016, by and between the Company, GCK and Gary and Kim Keller, (the “Stock Purchase Agreement”), to purchase all of the capital stock of Aircraft Services, an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, the Company made a $150,000 cash payment at closing and will make installment payments totaling an additional $150,000 over the next two years. The closing cash payment for the transaction was funded with internal resources. The Stock Purchase Agreement is discussed in greater detail in a Current Report on Form 8-K filed with the SEC on October 7, 2016 and filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016.

The following table details the allocation of the purchase price:

Fair Value
Inventory	$71,650
Equipment	6,850
Fixed Assets	1,500
Goodwill	220,000
Total	$300,000

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table presents the unaudited Pro-forma results of the continuing operations of the Company and Aircraft Services for the twelve month periods ending December 31, 2016 and 2015 as if Aircraft Services had been acquired at the beginning of the period:

	For the Year Ended December 31,
	2016	2015

Revenue	$14,975,789	$16,324,916

Net income	928,565	752,992

Basic net income per common share	$0.03	$0.02

Weighted Average Number of Common Shares Outstanding- Basic	33,157,610	33,112,542

The above pro-forma combined results are not necessarily indicative of the results that would have actually occurred if the Aircraft Services acquisition had been completed as of the beginning of the years ended December 31, 2016 and 2015, nor are they necessarily indicative of future consolidated results. For the year ended December 31, 2016, revenue and net income of $144,039 and $42,820 are included in the unaudited pro-forma consolidated statements of operations, respectively.

NOTE 17 – Subsequent Events

The Company has evaluated events which have occurred subsequent to December 31, 2016 , and through the date of the filing of the Annual Report on Form 10-K with the SEC, and has determined that no subsequent events have occurred after the current reporting period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our President (principal financial officer) and Chief Executive Officer (principal executive officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon, and as of the date of that evaluation, our President and our Chief Executive Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President and our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of the Company as of March 31, 2017:

Name	Age	Position

William B. Wachtel	62	Director, Chairman of the Board

Alvin S. Trenk	87	Director, Chief Executive Officer

Ronald J. Ricciardi	55	Director, President

Marc Chodock	38	Director

Roy Moskowitz	62	Director

Each of our directors is elected at the Annual Meeting of Stockholders to serve until the next Annual Meeting of Stockholders or until his successor is duly elected and qualified. Our officers are appointed annually by the Board of Directors to serve at the discretion of the Board.

Business History

William B. Wachtel – Director, Chairman of the Board

Mr. Wachtel was elected as a director and our Chairman of the Board on March 31, 2005. Mr. Wachtel served as our Chairman until April 8, 2009, when he resigned from such capacity but remained a member of the Board. On October 27, 2011, Mr. Wachtel was re-elected as our Chairman of the Board.

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

Mr. Wachtel’s participation is important to our Board of Directors because of his extensive experience advising companies regarding legal issues, which provides him with a depth and breadth of experience that enhances our ability to navigate legal and strategic issues, and because of his extensive experience working with us.

Alvin S. Trenk – Director, Chief Executive Officer

Mr. Trenk was first elected as a director and our Chairman of the Board effective August 20, 2004, in connection with the reverse merger transaction pursuant to which we became a public company. He resigned as the Chairman of the Board on March 31, 2005, but continued to serve as a director. On November 6, 2013, Mr. Trenk was appointed to the position of Chief Executive Officer of the Company.

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

Ronald J. Ricciardi – Director, President

Mr. Ricciardi had served as the President and a director of Arizona FBO Air, Inc. since its inception in 2003 and was designated as its Chief Executive Officer on January 2, 2004. He was appointed our President and a director of the Company and designated as our Chief Executive Officer on August 20, 2004 effective with the reverse merger transaction, pursuant to which we became a public company. He continued to serve as our Chief Executive Officer until November 6, 2013. On March 2, 2009, he was re-appointed as our President and continues to serve in that capacity.

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

Mr. Ricciardi’s participation is important to our Board of Directors because of his almost 13 years of experience working in a variety of roles with us, including his service on our Board of Directors, combined with his knowledge of the aviation industry and his extensive management experience, all of which demonstrate his strong commitment to us and make him a valued member of our Board of Directors.

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

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of Roy P. Moskowitz and Marc Chodock; the Nominating Committee comprised of William B. Wachtel, Alvin S. Trenk, and Ronald J. Ricciardi; and the Compensation Committee comprised of Roy P. Moskowitz and Marc Chodock.

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2016 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2016, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act or has since rectified any necessary filings.

Corporate Governance

There have been no changes to the procedures by which our security holders may recommend nominees to our Board of Directors since our Board of Directors set forth such policy in our proxy statement for our Annual Meeting of Stockholders held on November 6, 2013.

Our Board of Directors has determined that, of its Audit Committee, Marc Chodock qualifies as a financial expert as such term is defined in applicable SEC rules, and Roy P. Moskowitz and Marc Chodock qualify as “independent” as such term is defined by the rules of the Nasdaq Stock Market.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us during the fiscal years ended December 31, 2016 and 2015 for services performed on our behalf with respect to the persons who served as our executive officers as of December 31, 2016. Alvin S. Trenk, who was named as our Chief Executive Officer effective November 6, 2013, has taken no compensation for either of the fiscal years ended 2016 or 2015, except as it relates to his status as a director of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Ronald J. Ricciardi, President	2016	150,000	—	—	16,236	166,236
	2015	150,000	—	—	18,132	168,132

1.	Mr. Ricciardi received a base salary of $150,000 in 2016 and 2015.

2.	Mr. Ricciardi receives health insurance coverage estimated at a value of approximately $978 per month in 2016 and approximately $1,136 in 2015. Mr. Ricciardi received a match to his 401K contributions from us amounting to approximately $4,500 in both 2016 and 2015.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2016

Name	Number of Securities Underlying Unexercised Options Exercisable (#)(1)	Option Exercise Price ($)	Option Expiration Date
Ronald J. Ricciardi	300,000	0.03	10/21/2018

1.	Mr. Ricciardi received on October 21, 2010 an option for 300,000 shares at $0.03 per share, the closing price of the common stock on October 20, 2010, which option vested on October 21, 2013 and is exercisable until October 21, 2018.

2016 DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Alvin S. Trenk	1,000	7,500	8,500

William B. Wachtel	1,000	7,500	8,500

Marc Chodock	1,500	7,500	9,000

Roy P. Moskowitz	1,500	7,500	9,000

1.	Each non-employee directors and our Chief Executive Officer, Alvin S. Trenk, are entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.

Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2016, the Board of Directors granted each non-employee director, and our Chief Executive Officer, Alvin S. Trenk, an option for their service in 2016. Each option was for 100,000 shares and was priced at $0.075 per share, which was the closing sales price of our common stock on December 1, 2016. The options vest on December 1, 2017 and may be exercised until December 1, 2021.

Employment Agreements

We do not have any current employment agreements.

Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. Our 401k Plan (the “401K Plan”) covers all of our employees. The 401K Plan contains an option for us to match each participant's contribution. Any contributions by us vest over a five-year period on a 20% per year basis. In January 2011, we set our match of participant contributions at a rate of 50% of the first 6% of participant deferrals. Our contributions to the 401K Plan totaled approximately $28,000 and $41,000 for the years ended December 31, 2016 and 2015, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of March 31, 2017 regarding the beneficial ownership of our common stock by:

•	each of our current executive officer and directors; and
•	all of our current directors and executive officer as a group; and
•	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

	Number of Shares		Percentage of
	of Common Stock		Common Stock
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned (1)

William B. Wachtel (2)	5,584,407	(3)	16.6%

Ronald J. Ricciardi (4)	1,343,575	(5)	4.0%

Alvin S. Trenk (6)	1,285,444	(7)	3.8%

Marc Chodock (8)	3,100,000	(9)	9.3%

Roy P. Moskowitz (10)	170,000	(11)	0.5%

All directors and officers as a group (5 in number)	11,483,426		33.3%

Ronald I. Heller (12)	1,922,545	(12)	5.8%

All Beneficial Holders as a group (6 in number)	13,405,971		38.9%

(1)	The percentages computed in the table are based upon 33,157,610 shares of our common stock, which were outstanding on March 31, 2017. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 31, 2017.

(2)	William B. Wachtel is our Chairman of the Board and a director. Mr. Wachtel’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(3)	The shares of our common stock reported in the table include: (a) 100,000 shares issuable upon the exercise of an option expiring December 1, 2017, which option is currently exercisable; (c) 100,000 shares issuable upon the exercise of an option expiring December 1, 2018, which option is currently exercisable; (d) 100,000 shares issuable upon the exercise of an option expiring December 1, 2019, which option is currently exercisable; (e) 100,000 shares issuable upon the exercise of an option expiring December 1, 2020, which option is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 100,000 shares issuable upon the exercise of an option granted on December 1, 2016, which shall become exercisable on December 1, 2017; and (y) 333,400 shares of our common stock acquired by Wachtel Missry, LLP, which has provided certain legal services for us. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)	Ronald J. Ricciardi is our President and a director. Mr. Ricciardi’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(5)	The shares of our common stock reported in the table include 300,000 shares issuable upon the exercise of an option expiring October 21, 2018, which option is currently exercisable.

(6)	Alvin S. Trenk is our Chief Executive Officer and a director. Mr. Trenk’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(7)

The shares of our common stock reported in the table include: (a) 100,000 shares issuable upon the exercise of an option expiring December 1, 2017, which option is currently exercisable; (c) 100,000 shares issuable upon the exercise of an option expiring December 1, 2018, which option is currently exercisable; (d) 100,000 shares issuable upon the exercise of an option expiring December 1, 2019, (e) 100,000 shares issuable upon the exercise of an option expiring December 1, 2020, which option is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 100,000 shares issuable upon the exercise of an option granted on December 1, 2016, which shall become exercisable on December 1, 2017; and (y) 241,314 shares of our common stock held by Trenk Family Partners. Mr. Trenk does not have sole dispositive or voting power with respect to such firm’s securities.

(8)	Marc Chodock is a director. Mr. Chodock’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(9)	The shares of our common stock reported in the table include 3,000,000 shares based on a Schedule 13D filed with the SEC on February 9, 2015. The reporting persons are (i)ACM Value Opportunities Fund I, LP, a Delaware limited partnership (the “Fund”), with respect to the shares of our common stock directly owned by it; (ii) ACM Value Opportunities Fund I GP, LLC, a Delaware limited liability company (the “General Partner”), as general partner of the Fund, with respect to the shares of our common stock directly owned by the Fund, (iii) Arvice Capital Management, LLC, a Delaware limited liability company (the “Manager”), as manager of the Fund, with respect to the shares of our common stock directly owned by the Fund; and (iv) Mr. Marc Chodock (“Mr. Chodock”), as managing member of the Manager, with respect to the shares of our common stock directly owed by the Fund. The business address of each of the Reporting Persons is 110 East 25th St., 3rd Floor, New York, New York 10011. In addition, the shares of our common stock reported in the table include 100,000 shares issuable upon the exercise of an option expiring December 1, 2020, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 100,000 shares issuable upon the exercise of an option granted on December 1, 2016, which shall become exercisable on December 1, 2017.

(10)	Roy P. Moskowitz is a director. Mr. Moskowitz’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(11)	The shares of our common stock reported in the table include (a) 70,000 shares purchased by Mr. Moskowitz in the open market; (b) 100,000 shares issuable upon the exercise of an option expiring December 1, 2020, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 100,000 shares issuable upon the exercise of an option granted on December 1, 2016, which shall become exercisable on December 1, 2017.

(12)	Ronald I. Heller’s address is c/o Heller Capital Partners, 700 E. Palisade Avenue, Englewood, NJ 07632. Mr. Heller is the beneficial owner of 1,992,545 shares of common stock. The Heller Family Foundation holds 1,372,545 shares of common stock and the Ronald I. Heller IRA holds 550,000 shares of common stock. Mr. Heller controls the voting and disposition of such securities held by the Heller Family Foundation and Ronald I. Heller IRA.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth certain information, as of December 31, 2016, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

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

Pursuant to a management agreement with Empire Aviation, which is owned by the children of Alvin S. Trenk, our Chief Executive Officer and a director, the Company incurred management fees of approximately $3,500,000 and $3,700,000 during the twelve months ended December 31, 2016 and 2015, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HTJC, which is managed by his grandson.

Director Independence

Our Board of Directors made the determination of director independence in accordance with the definition set forth in the Nasdaq Stock Market rules. Under such definition, both Marc Chodock and Roy P. Moskowitz qualify as independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were approximately $92,000 and $90,000 by Kronick Kalada Berdy & Co. for 2016 and 2015, respectively, for the audits of our annual financial statements for the fiscal years ended December 31, 2016 and 2015, and the reviews of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for those fiscal years.

Audit-Related Fees. There were no fees billed for professional services categorized as Audit-Related Fees by the principal accountant for the fiscal years ended December 31, 2016 and 2015.

Tax Fees. For the years ended December 31, 2016 and 2015, the aggregate fees billed by a firm other than the principal accountant for services categorized as Tax Fees were $19,000 and $19,000, respectively.

All Other Fees. There were no fees billed for services categorized as All Other Fees by the principal accountant for the fiscal years ended December 31, 2016 and 2015.

Audit Committee Policies and Procedures. The audit committee of the Board of Directors must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accountants, subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which nonetheless must be approved by our audit committee prior to the completion of the audit. Each year the audit committee approves the engagement of our independent registered public accountant to audit our financial statements, including the associated fee, before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent registered public accountants, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accountant’s independence from management. At each such subsequent meeting, the registered public accountants and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Since December 17, 2009 when our Board of Directors initially authorized the engagement of Kronick Kalada Berdy & Co., pursuant to the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each subsequent engagement of Kronick Kalada Berdy & Co, has been approved in advance by the audit committee of the Board of Directors, and none of these engagements made use of the de minimus exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

Part VI

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2016 and 2015 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

(b)	Financial Statement Schedules

None.

(c)	Exhibits

Exhibit No.	Description of Exhibit

3 (i) (1)	Amended and Restated Articles of Incorporation. (1)

3 (i) (2)	Articles of Merger (Changing name to Saker Aviation Services, Inc.) (2)

3(ii)	Bylaws of Saker Aviation Services, Inc. (2)

10.1+	Stock Option Plan of 2015 (3)

10.2 10.3

Concession Agreement between FirstFlight, Inc. and the City of New York by and through New York City of Department of Small Business Services, dated October 7, 2008 (4)

Stock Purchase Agreement between the Company and Phoenix Rising Aviation, Inc. (5)

10.4	Loan Agreement between the Company and PNC Bank (6)

10.5	Forms of Security Agreements between the Company and PNC Bank (6)

10.6 10.7

Executed Stock Purchase Agreement, effective as of September 30, 2015, by and between the Company and Warren A. Peck (7)

Executed Secured Promissory Note, effective as of September 30, 2015, to be made by Warren A. Peck in favor of the Company (7)

10.8	Executed Installment Payment Agreement, effective as of September 30, 2015, by and between the Company and Warren A. Peck (7)
10.9	Executed Closing Cash Agreement, effective as of September 30, 2015, by and between the Company and Warrant A. Peck (8)

10.10 10.11

Amendment to NYC Heliport Concession Agreement, dated as of July 13, 2016 (9)

Stock Purchase Agreement, dated October 3,2016, by and between the Company and Gary and

Kim Keller, to purchase all of the capital stock of Aircraft Services, Inc. (10)

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal financial officer).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive officer).

32.1*	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Extension Definition XBRL Taxonomy Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

+Management compensation plan or arrangement

Footnotes:

(1) Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 18, 2006.

(2) Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 1, 2009.

(3) Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

(4) Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

(5) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013.

(6) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013.

(7) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

(8) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.

(9) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016.

(10) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: March 31, 2017	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chairman of the Board,
/s/ William B. Wachtel	Director	March 31, 2017
William B. Wachtel
/s/ Alvin S. Trenk	Chief Executive Officer, Director	March 31, 2017
Alvin S. Trenk

/s/ Ronald J. Ricciardi	President, Director	March 31, 2017
Ronald J. Ricciardi

/s/ Marc Chodock	Director	March 31, 2017

/s/ Roy P. Moskowitz	Director	March 31, 2017

Saker Aviation Services, Inc. Form 10-K for the Year Ended December 31, 2016

Exhibits Filed with this Annual Report on Form 10-K:

INDEX

Exhibit No.	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal financial officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive officer).

32.1	Certification Pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Extension Definition XBRL Taxonomy Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1