Form 10-Q
period 2017-03-31
Saker Aviation Services, Inc.
filed 2017-05-12
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2017

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

Yes ☐          No ☒

As of May 12, 2017, the registrant had 33,422,995 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2017

 i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,500,469	$2,192,057
Accounts receivable	1,545,973	1,474,407
Inventories	117,813	113,105
Notes receivable – current portion	270,000	270,000
Prepaid expenses and other current assets	396,139	437,586
Total current assets	3,830,394	4,487,155

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $2,750,113 and $2,622,066 respectively	949,850	1,074,397

OTHER ASSETS
Deposits	86,502	97,251
Note Receivable	200,000	200,000
Intangible assets	35,000	35,000
Goodwill	750,000	750,000
Deferred income taxes	323,000	323,000
Total other assets	1,394,502	1,405,251
TOTAL ASSETS	$6,174,746	$6,966,803

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$379,180	$842,411
Customer deposits	134,698	126,572
Accrued expenses	235,610	361,443
Notes payable – current portion	345,000	345,000
Total current liabilities	1,094,488	1,675,426

LONG-TERM LIABILITIES
Notes payable - less current portion	390,000	457,500
Total liabilities	1,484,488	2,132,926

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000; 33,157,610 shares issued and outstanding as of March 31, 2017 and December 31, 2016	33,157	33,157
Additional paid-in capital	20,038,925	20,030,425
Accumulated deficit	(15,381,824)	(15,229,705)
TOTAL STOCKHOLDERS’ EQUITY	4,690,258	4,833,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,174,746	$6,966,803

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016

REVENUE	$2,041,261	$2,967,080

COST OF REVENUE	1,201,866	1,265,390

GROSS PROFIT	839,395	1,701,690

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	888,761	1,328,612

OPERATING (LOSS) INCOME FROM OPERATIONS	(49,366)	373,078

OTHER EXPENSE:
INTEREST EXPENSE	(5,412)	(7,212)

(LOSS) INCOME FROM OPERATIONS, before income taxes	(54,778)	365,866

INCOME TAX EXPENSE	97,341	179,500

NET (LOSS) INCOME	$(152,119)	$186,366

Basic and Diluted Net (Loss) Income Per Common Share	$(0.00)	$0.01

Weighted Average Number of Common Shares – Basic	33,157,610	33,157,610

Weighted Average Number of Common Shares – Diluted	34,684,661	33,295,579

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(152,119)	$186,366
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	128,047	93,672
Stock based compensation	8,500	8,500
Changes in operating assets and liabilities:
Accounts receivable, trade	(71,566)	224,203
Inventories	(4,708)	3,064
Prepaid expenses and other current assets	41,447	65,305
Deposits	18,875	13,340
Accounts payable	(463,231)	74,370
Accrued expenses	(125,833)	(250,233)
TOTAL ADJUSTMENTS	(468,469)	232,221

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(620,588)	418,587

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,500)	(8,175)
NET CASH USED IN INVESTING ACTIVITIES	(3,500)	(8,175)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(67,500)	(68,675)
NET CASH USED IN FINANCING ACTIVITIES	(67,500)	(68,675)

NET CHANGE IN CASH	(691,588)	341,737

CASH – Beginning	2,192,057	414,661
CASH – Ending	$1,500,469	$756,398

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Income Taxes	129,093	365,894
Interest	$5,412	$7,212

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The condensed consolidated balance sheet as of March 31, 2017 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2017 and 2016 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2017 and its results of operations and cash flows for the three months ended March 31, 2017 not misleading. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated events which have occurred subsequent to March 31, 2017, and through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, and has determined that no subsequent events have occurred after the current reporting period.

NOTE 2 – Liquidity

As of March 31, 2017, the Company had cash and cash equivalents of $1,500,469 and a working capital surplus of $2,735,906. The Company generated revenue from operations of $2,041,261 and had net loss from operations before taxes of $54,778 for the three months ended March 31, 2017. For the three months ended March 31, 2017, cash flows included net cash used by operating activities of $620,588, net cash used in investing activities of $3,500, and net cash used in financing activities of $67,500.

On May 17, 2013, the Company entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement included a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.693% as of March 31, 2017). As of March 31, 2017, there was $585,000 outstanding under the PNC Acquisition Line.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million, or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments were scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which was set to expire on October 31, 2018. During the three months ended March 31, 2017 and 2016, the Company incurred approximately $305,000 and $478,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2016, on February 2, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Agreement”).

Under the Agreement, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company may not allow its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. We also were required to ensure the Company’s tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, the Company is required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Agreement also extends the Company’s Concession Agreement with the City of New York for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one year options to further extend the Concession Agreement. The Agreement also provides that the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

These reductions will negatively impact the Company’s business and financial results as well as those of the Company’s management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $195,000 and $710,000 during the three months ended March 31, 2017 and 2016, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

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

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, FirstFlight Heliports, LLC (“FFH”) and our FBO and MRO at Garden City (Kansas) Regional Airport (“FBOGC”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Net Income Per Common Share

Net (loss) income was $(152,119) and $186,366 for the three months ended March 31, 2017 and 2016, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended March 31,
	2017	2016 (1)
Weighted average common shares outstanding, basic	33,157,610	33,157,610
Common shares upon exercise of options	1,527,051	137,969
Weighted average common shares outstanding, diluted	34,684,661	33,295,579

(1) Potential common shares of 1,900,000 were excluded from the computation of diluted shares as their exercise prices were greater than the average closing price of the common stock during the period.

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2017 and 2016, the Company incurred stock-based compensation costs of $8,500. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2017, the unamortized fair value of the options totaled $17,000.

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

NOTE 4 – Inventories

Inventory consists primarily of aviation fuel, which the Company dispenses to its customers, and parts inventory as a result of the acquisition of Aircraft Services. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	March 31, 2017	December 31, 2016
Parts inventory	$73,366	$71,906
Fuel inventory	28,331	20,821
Other inventory	16,116	20,378
Total inventory	$117,813	$113,105

Included in fuel inventory are amounts held for third parties of $17,519 and $36,692 as of March 31, 2017 and December 31, 2016, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Acquisition

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the unaudited Pro-forma results of the continuing operations of the Company and Aircraft Services for the three months ended March 31, 2016 as if Aircraft Services had been acquired at the beginning of the period:

March 31, 2016
Revenue	$3,071,915

Net income	211,082

Basic net income per common share	$0.01

Weighted Average Number of Common Shares Outstanding- Basic	33,157,610

NOTE 6 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the quarters ended March 31, 2017 and 2016, no services were provided to the Company by Wachtel & Missry, LLP.

As described in more detail in Note 2, Liquidity, the Company is party to a management agreement with Empire Aviation, an entity owned by the children of Alvin S. Trenk, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.

NOTE 7 – Litigation

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying consolidated condensed financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport, as an FBO and MRO at the Garden City (Kansas) Regional Airport, and as a consultant to the operator of a seaplane base in New York City.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three Months Ended March 31, 2017 and March 31, 2016.

REVENUE

Revenue from operations decreased by 31.2 percent to $2,041,261 for the three months ended March 31, 2017 as compared with corresponding prior-year period revenue of $2,967,080.

For the three months ended March 31, 2017, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 17.9 percent to approximately $915,000 as compared to approximately $1,115,000 in the three months ended March 31, 2016. This decrease is related to the final stage of the air tour reductions which took effect on January 1, 2017, as further described below in Liquidity and Capital Resources.

For the three months ended March 31, 2017, revenue from operations associated with services and supply items decreased by 41.1 percent to approximately $1,182,000 as compared to approximately $1,838,000 in the three months ended March 31, 2016. This decrease is related to the final stage of the air tour reductions which took effect on January 1, 2017, as noted above.

For the three months ended March 31, 2017, all other revenue from operations increased by 214.7 percent to approximately $44,000 as compared to approximately $14,000 in the three months ended March 31, 2016. The increase was attributable to greater amounts of miscellaneous income in the three months ended March 31, 2017 as compared to prior year.

GROSS PROFIT

Total gross profit from operations decreased by 50.7 percent to $839,395 in the three months ended March 31, 2017 as compared with the three months ended March 31, 2016. Gross margin decreased to 41.1 percent in the three months ended March 31, 2017 as compared to 57.4% percent in the same period in the prior year. The decrease in gross profit is related to the final stage of the air tour reductions, as noted above. The decrease in gross margin is related to lower levels of revenue from services and supplies, which generally carry a higher overall gross margin, in the three months ended March 31, 2017 as compared to the same period in 2016.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, from operations were $888,761 in the three months ended March 31, 2017, representing a decrease of approximately $440,000 or 33.1 percent, as compared to the same period in 2016. The overall decrease in SG&A was largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

SG&A from operations associated with our aviation services operations were approximately $785,000 in the three months ended March 31, 2017, representing a decrease of approximately $436,000, or 35.7 percent, as compared to the three months ended March 31, 2016. SG&A from operations associated with our FBO operations, as a percentage of revenue, was 38.4 percent for the three months ended March 31, 2017, as compared with 41.2 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

Corporate SG&A from operations was approximately $104,000 for the three months ended March 31, 2017, representing a decrease of approximately $3,000 as compared with the corresponding prior year period.

OPERATING (LOSS) INCOME

Operating loss from operations for the three months ended March 31, 2017 was $49,366 as compared to operating income of $373,078 in the three months ended March 31, 2016. The decrease on a year-over-year basis was driven by lower levels of gross profit, which was partially offset by lower SG&A expenses.

Depreciation and Amortization

Depreciation and amortization was approximately $128,000 and $94,000 for the three months ended March 31, 2017 and 2016, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2017 was approximately $5,000 as compared to $7,000 in the same period in 2016.

Income Tax

Income tax expense for the three months ended March 31, 2017 was $72,357 as compared to $179,500 during the same period in 2016.

Net (Loss) Income Per Share

Net (loss) income was $(152,119) and $186,366 for the three months ended March 31, 2017 and 2016, respectively.

Basic and diluted net (loss) income per share for the three month periods ended March 31, 2017 and 2016 was $(0.00) and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had cash and cash equivalents of $1,500,469 and a working capital surplus of $2,735,906. We generated revenue from operations of $2,041,261 and had a net loss from operations before taxes of $54,778 for the three months ended March 31, 2017. For the three months ended March 31, 2017, cash flows included net cash used by operating activities of $620,588, net cash used in investing activities of $3,500, and net cash used in financing activities of $67,500.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement included a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, we are required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.693% as of March 31, 2017). As of March 31, 2017, there was $585,000 outstanding under the PNC Acquisition Line.

We are party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million, or minimum annual guaranteed payments. We paid the City of New York $1,200,000 in the first year of the term and minimum payments were scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which was set to expire on October 31, 2018. During the three months ended March 31, 2017 and 2016, we incurred approximately $305,000 and $478,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2016, on February 2, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Agreement”).

Under the Agreement, filed as an exhibit to the our Annual Report on Form 10-K for the year ended December 31, 2015, we may not allow our tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. We also were required to ensure our tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, we were required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

The Agreement also extends our Concession Agreement with the City of New York for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one year options to further extend the Concession Agreement. The Agreement also provides that the minimum annual guarantee payments we are required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

These reductions will negatively impact our business and financial results as well as those of our management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our Chief Executive Officer and a member of our Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $195,000 and $710,000 during the three months ended March 31, 2017 and 2016, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

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

During the three months ended March 31, 2017, we had a net decrease in cash of $691,588. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2017, net cash used in operating activities was $620,588. This amount included a decrease in operating cash related to net loss of $152,119 and additions for the following items: (i) depreciation and amortization, $128,047 ; (ii) stock based compensation, $8,500 ; (iii) prepaid expenses and other current assets, $41,447; and (iv) deposits, $18,875. These increases in operating activities were offset by the following decreases in (i) accounts receivable, trade, $71,566; (ii) inventories, $4,708; (iii) accounts payable, $463,231; and (iv) accrued expenses, $125,833.

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

Cash from Investing Activities

For the three months ended March 31, 2017, net cash of $3,500 was used in investing activities for the purchase of property and equipment. For the three months ended March 31, 2016, net cash of $8,175 was used in investing activities for the purchase of property and equipment.

Cash from Financing Activities

For the three months ended March 31, 2017, net cash used in financing activities was $67,500 for the repayment of notes payable. For the three months ended March 31, 2016, net cash used in financing activities was $68,675 for the repayment of notes payable.

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

Saker Aviation Services, Inc.

Date: May 12, 2017	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

