Form 10-Q
period 2017-06-30
Saker Aviation Services, Inc.
filed 2017-08-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2017

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

Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of August 14, 2017, the registrant had 33,422,995 shares of its common stock, $0.001 par value, issued and outstanding.

 i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2017

 ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,368,837	$2,192,057
Accounts receivable	1,680,821	1,474,407
Inventories	136,662	113,105
Notes receivable – current portion	370,000	270,000
Prepaid expenses and other current assets	881,654	437,586
Total current assets	4,437,974	4,487,155

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $2,880,014 and $2,622,066 respectively	825,720	1,074,397

OTHER ASSETS
Deposits	73,240	97,251
Note Receivable	100,000	200,000
Intangible assets	---	35,000
Goodwill	750,000	750,000
Deferred income taxes	323,000	323,000
Total other assets	1,246,240	1,405,251
TOTAL ASSETS	$6,509,934	$6,966,803

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$522,388	$842,411
Customer deposits	126,843	126,572
Accrued expenses	266,161	361,443
Notes payable – current portion	345,000	345,000
Total current liabilities	1,260,392	1,675,426

LONG-TERM LIABILITIES
Notes payable - less current portion	322,500	457,500
Total liabilities	1,582,892	2,132,926

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000; 33,422,995 and 33,157,610 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	33,423	33,157
Additional paid-in capital	20,047,157	20,030,425
Accumulated deficit	(15,153,538)	(15,229,705)
TOTAL STOCKHOLDERS’ EQUITY	4,927,042	4,833,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,509,934	$6,966,803

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

REVENUE	$3,183,940	$4,064,488	$5,225,201	$7,031,568

COST OF REVENUE	1,352,192	1,971,961	2,554,058	3,237,351

GROSS PROFIT	1,831,748	2,092,527	2,671,143	3,794,217

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,496,942	1,668,176	2,385,703	2,996,788

OPERATING INCOME FROM OPERATIONS	334,806	424,351	285,440	797,429

OTHER EXPENSE:
OTHER EXPENSE	10,000	---	10,000	---
INTEREST EXPENSE	6,720	7,849	12,132	15,061
TOTAL OTHER EXPENSE	16,720	7,849	22,132	15,061

INCOME FROM OPERATIONS, before income taxes	318,086	416,502	263,308	782,368

INCOME TAX EXPENSE	89,800	216,000	187,141	395,500

NET INCOME	$228,286	$200,502	$76,167	$386,868

Basic and Diluted Net Income Per Common Share	$0.01	$0.01	$0.00	$0.01

Weighted Average Number of Common Shares – Basic	33,370,501	33,157,610	33,264,644	33,157,610

Weighted Average Number of Common Shares - Diluted	34,559,785	33,294,336	34,453,928	33,294,336

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,167	$386,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257,948	237,867
Loss on sale of charter certificate	10,000	---
Stock based compensation	16,998	16,998
Changes in operating assets and liabilities:
Accounts receivable, trade	(206,414)	578,521
Inventories	(23,557)	9,646
Prepaid expenses and other current assets	(444,068)	45,944
Deposits	24,011	26,524
Accounts payable	(320,023)	53,893
Customer deposits	271	158
Accrued expenses	(95,282)	(310,757)
TOTAL ADJUSTMENTS	(780,116)	658,794

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(703,949)	1,045,662

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	---	30,000
Proceeds from sale of charter certificate	25,000	---
Purchase of property and equipment	(9,271)	(15,945)
NET CASH PROVIDED BY INVESTING ACTIVITIES	15,729	14,055

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(135,000)	(137,374)

NET CHANGE IN CASH	(823,220)	922,343

CASH – Beginning	2,192,057	414,661
CASH – Ending	$1,368,837	$1,337,004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Income Taxes	$645,042	$572,219
Interest	$12,132	$15,061

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

The condensed consolidated balance sheet and statements of cash flows as of June 30, 2017 and the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2017 and its results of operations and cash flows for the three and six months ended June 30, 2017 not misleading. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated events which have occurred subsequent to June 30, 2017, and through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, and has determined that no subsequent events have occurred after the current reporting period.

NOTE 2 – Liquidity

As of June 30, 2017, the Company had cash and cash equivalents of $1,368,837 and a working capital surplus of $3,177,582. For the six months ended June 30, 2017, the Company generated revenue from operations of $5,225,201 and had net income from operations before taxes of $263,308. For the six months ended June 30, 2017, cash flows included net cash used in operating activities of $703,949, net cash provided by investing activities of $15,729, and net cash used in financing activities of $135,000.

On May 17, 2013, the Company entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement included a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.959 % as of June 30, 2017). As of June 30, 2017, there was $517,500 outstanding under the PNC Acquisition Line.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million, or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments were scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which was set to expire on October 31, 2018. During the six months ended June 30, 2017 and 2016, the Company incurred approximately $770,000 and $1,416,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2016, on February 2, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Agreement”).

Under the Agreement, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company may not allow its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. The Company was also required to ensure the Company’s tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, the Company is required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Agreement also extended the Company’s Concession Agreement with the City of New York for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one year options to further extend the Concession Agreement. The Agreement also provides that the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

These reductions will negatively impact the Company’s business and financial results as well as those of the Company’s management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $940,000 and $1,655,000 during the six months ended June 30, 2017 and 2016, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

On October 3, 2016, the Company purchased all of the capital stock of Aircraft Services, Inc. (“Aircraft Services”), an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, the Company made a $150,000 cash payment at closing and will make installment payments totaling an additional $150,000 over the next two years. The closing cash payment for the transaction was funded with internal resources. The Stock Purchase Agreement is discussed in greater detail in a Current Report on Form 8-K filed on October 7, 2016 and filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30,2016.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, FirstFlight Heliports, LLC (“FFH”) and our FBO and MRO at Garden City (Kansas) Regional Airport (“FBOGC”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Net Income Per Common Share

Net income was $76,167 and $386,868 for the six months ended June 30, 2017 and 2016, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding, basic	33,370,501	33,157,610	33,264,644	33,157,610
Common shares upon exercise of options and warrants	1,189,284	136,726	1,189,284	136,726
Weighted average common shares outstanding, diluted	34,559,785	33,294,336	34,453,928	33,294,336

(1) Potential common shares of 1,900,000 were excluded from the computation of diluted shares as their exercise prices were greater than the average closing price of the common stock during the period.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30 2017 and 2016, the Company incurred stock-based compensation costs of $16,998. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2017, the unamortized fair value of the options totaled $8,500.

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

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for us beginning January 1, 2018, and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. We are currently evaluating the method of adoption and the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 is effective for us beginning January 1, 2019, and, at that time, we will adopt the new standard using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02 may have on our consolidated financial statements and disclosures.

NOTE 4 – Inventories

Inventory consists primarily of aviation fuel, which the Company dispenses to its customers, and parts inventory as a result of the acquisition of Aircraft Services. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	June 30, 2017	December 31, 2016
Parts inventory	$73,824	$71,906
Fuel inventory	47,328	20,821
Other inventory	15,510	20,378
Total inventory	$136,662	$113,105

Included in fuel inventory are amounts held for third parties of $32,183 and $36,692 as of June 30, 2017 and December 31, 2016, respectively, with an offsetting liability included as part of accrued expenses.

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

The following table presents the unaudited Pro-forma results of the continuing operations of the Company and Aircraft Services for the six months ended June 30, 2016 as if Aircraft Services had been acquired at the beginning of the period:

June 30, 2016
Revenue	$5,412,497

Net income	122,839

Basic net income per common share	$0.01

Weighted Average Number of Common Shares Outstanding- Basic	33,370,501

NOTE 6 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the six months ended June 30, 2017 and 2016, no services were provided to the Company by Wachtel & Missry, LLP.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three and Six Months Ended June 30, 2017 and June 30, 2016.

REVENUE

Revenue from operations decreased by 21.7 percent to $3,183,940 for the three months ended June 30, 2017 as compared with corresponding prior-year period revenue of $4,064,488.

For the three months ended June 30, 2017, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 31.6 percent to approximately $1,138,000 as compared to approximately $1,663,000 in the three months ended June 30, 2016. This decrease is related to lower year-over-year fuel volume, primarily due to the final stage of the air tour reductions which took effect on January 1, 2017, as further described below in Liquidity and Capital Resources.

For the three months ended June 30, 2017, revenue from operations associated with services and supply items decreased by 14.8 percent to approximately $2,031,000 as compared to approximately $2,385,000 in the three months ended June 30, 2016. This decrease is related to the final stage of the air tour reductions which took effect on January 1, 2017, as noted above.

For the three months ended June 30, 2017, all other revenue from operations decreased by 18.7 percent to approximately $13,000 as compared to approximately $16,000 in the three months ended June 30, 2016.

Revenue from operations decreased by 25.7 percent to $5,225,201 for the six months ended June 30, 2017 as compared with corresponding prior-year period revenue of $7,031,568.

For the six months ended June 30, 2017, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 26.1 percent to approximately $2,053,000 as compared to approximately $2,778,000 in the six months ended June 30, 2016. This decrease is related to lower year-over-year fuel volume, primarily due to the final stage of the air tour reductions which took effect on January 1, 2017, as further described below in Liquidity and Capital Resources.

For the six months ended June 30, 2017, revenue from operations associated with services and supply items decreased by 26.3 percent to approximately $3,114,000 as compared to approximately $4,223,000 in the six months ended June 30, 2016. This decrease is related to the final stage of the air tour reductions which took effect on January 1, 2017, as noted above.

For the six months ended June 30, 2017, all other revenue from operations increased by 92.3 percent to approximately $57,000 as compared to approximately $30,000 in the six months ended June 30, 2016. The increase was largely attributable to an increase in non-aeronautical revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

Total gross profit from operations decreased 12.5 percent to $1,831,748 in the three months ended June 30, 2017 as compared with the three months ended June 30, 2016. Gross margin increased to 57.5 percent in the three months ended June 30, 2017 as compared to 51.5 percent in the same period in the prior year. The decrease in gross profit is related to lower levels of activity at our Heliport operation in the three months ended June 30, 2017 as compared to the prior year. The increase in gross margin is related to the higher levels of all other revenue which carry a significantly higher gross margin, in the three months ended June 30, 2017 as compared to the same period in 2016.

Total gross profit from operations decreased 29.6 percent to $2,671,143 in the six months ended June 30, 2017 as compared with the six months ended June 30, 2016. Gross margin decreased to 51.1 percent in the six months ended June 30, 2017 as compared to 54.0 percent in the same period in the prior year. The decrease in gross profit is related to the final stage of the air tour reductions, as noted above. The decrease in gross margin is related to lower levels of revenue from services and supplies, which generally carry a higher overall gross margin, in the six months ended June 30, 2017 as compared to the same period in 2016.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, were approximately $1,496,000 in the three months ended June 30, 2017, representing a decrease of approximately $172,000 or 10.3 percent, as compared to the same period in 2016. Total SG&A were approximately $2,385,000 in the six months ended June 30, 2017, representing a decrease of approximately $611,000 or 20.4 percent, as compared to the same period in 2016.

Operational SG&A, expenses associated with our aviation services operations, were approximately $1,332,000 in the three months ended June 30, 2017, representing a decrease of approximately $211,000 or 13.7 percent, as compared to the three months ended June 30, 2016. Operational SG&A, as a percentage of revenue, was 41.8 percent for the three months ended June 30, 2017, as compared with 38.0 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

Operational SG&A were approximately $2,117,000 in the six months ended June 30, 2017, representing a decrease of approximately $647,000 or 23.4 percent, as compared to the six months ended June 30, 2016. Operational SG&A, as a percentage of revenue, was 40.5 percent for the six months ended June 30, 2017, as compared with 39.3 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

Corporate SG&A was approximately $164,000 for the three months ended June 30, 2017, representing an increase of approximately $39,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $268,000 for the six months ended June 30, 2017, representing an increase of approximately $36,000 as compared with the corresponding prior year period. The increases are related to expenses that were incurred in 2017, but did not occur in 2016.  These expenses are also not anticipated to recur in future periods.

OPERATING INCOME

Operating income from operations for the three and six months ended June 30, 2017 was $334,806 and $285,440, respectively, as compared to operating income of $424,351 and $797,429, in the three and six months ended June 30, 2016. The decrease on a year-over-year basis was driven by lower levels of gross profit, which was partially offset by lower SG&A expenses.

Depreciation and Amortization

Depreciation and amortization was approximately $258,000 and $238,000 for the six months ended June 30, 2017 and 2016, respectively.

Interest Expense

Interest expense for the six months ended June 30, 2017 was approximately $12,000 as compared to $15,000 in the same period in 2016.

Income Tax

Income tax expense for the three and six months ended June 30, 2017 was $89,800 and $187,141, respectively, as compared to $216,000 and $395,500 for the three and six months ended June 30, 2016. The decrease is attributable to lower pre-tax income in the six months ended June 30, 2017 as compared to the same period in 2016. In addition, income taxes paid by the Company during the six months ended June 30, 2017 were $645,042, of which $590,000 was prepaid, as compared to $572,219 during the six months ended June 30, 2016, of which $189,250 was prepaid.

Net Income Per Share

Net income was $76,167 and $386,868 for the six months ended June 30, 2017 and 2016, respectively.

Basic and diluted net income per share for the six month periods ended June 30, 2017 and 2016 was $0.00 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had cash and cash equivalents of $1,368,837 and a working capital surplus of $3,177,582. We generated revenue from operations of $5,225,201 and had a net income from operations before taxes of $263,308 for the six months ended June 30, 2017. For the six months ended June 30, 2017, cash flows included net cash used in operating activities of $703,949, net cash provided by investing activities of $15,729, and net cash used in financing activities of $135,000.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement included a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, we are required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.959% as of June 30, 2017). As of June 30, 2017, there was $517,500 outstanding under the PNC Acquisition Line.

We are party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million, or minimum annual guaranteed payments. We paid the City of New York $1,200,000 in the first year of the term and minimum payments were scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which was set to expire on October 31, 2018. During the six months ended June 30, 2017 and 2016, we incurred approximately $770,000 and $1,416,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2016, on February 2, 2016, along with the New York City Economic Development Corporation (the “NYCEDC”), we announced new measures to reduce helicopter noise and impacts across New York City (the “Agreement”).

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

These reductions will negatively impact our business and financial results as well as those of our management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our Chief Executive Officer and a member of our Board of Directors.  We incurred management fees with Empire Aviation of approximately $940,000 and $1,655,000 during the six months ended June 30, 2017 and 2016, respectively, which is recorded in administrative expenses.  Along with Empire Aviation, we have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

On October 3,2016, we purchased all of the capital stock of Aircraft Services, Inc. (“Aircraft Services”), an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, we made a $150,000 cash payment at closing and will make installment payments totaling an additional $150,000 over the next two years. The closing cash payment for the transaction was funded with internal resources. The Stock Purchase Agreement is discussed in greater detail in a Current Report on Form 8-K filed on October 7, 2016 and filed as an Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30,2016.

During the six months ended June 30, 2017, we had a net decrease in cash of $823,220. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2017, net cash used in operating activities was $703,949. This amount included an increase in operating cash related to net income of $76,167 and additions for the following items: (i) depreciation and amortization, $257,948; (ii) loss on sale of charter certificate, $10,000; (iii) stock based compensation, $16,998 ; (iv) deposits, $24,011; and (v) customer deposits, $271. These increases in operating activities were offset by the following decreases in (i) accounts receivable, trade, $206,414; (ii) inventories, $23,557; (iii) prepaid expenses and other current assets, $444,068; (iv) accounts payable, $320,023; and (v) accrued expenses, $95,282.

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

Cash from Investing Activities

For the six months ended June 30, 2017, net cash provided by investing activities was $15,729. This amount included a decrease in operating cash used for the purchase of property and equipment of $9,271 offset by the proceeds from the sale of the Company’s charter certificate for $25,000. For the six months ended June 30, 2016, net cash provided by investing activities was $14,055. This amount included $30,000 provided by the payment of notes receivable offset by amounts used in the purchase of property and equipment of $15,945.

Cash from Financing Activities

For the six months ended June 30, 2017, net cash used in financing activities was $135,000 for the repayment of notes payable. For the six months ended June 30, 2016, net cash used in financing activities was $137,374 for the repayment of notes payable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for us beginning January 1, 2018, and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. We are currently evaluating the method of adoption and the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 is effective for us beginning January 1, 2019, and, at that time, we will adopt the new standard using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02 may have on our consolidated financial statements and disclosures.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

■	our ability to secure the additional debt or equity financing, if required, to execute our business plan;

■	our ability to identify, negotiate and complete the acquisition of targeted operators and/or other businesses, consistent with our business plan;

■	existing or new competitors consolidating operators ahead of us;

■	our ability to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2016 and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

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

Saker Aviation Services, Inc.

Date: August 14, 2017	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President