Form 10-Q
period 2017-09-30
Saker Aviation Services, Inc.
filed 2017-11-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of November 14, 2017, the registrant had 33,422,995 shares of its common stock, $0.001 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2017

Index

Page

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1

Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	2

Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	3

Notes to Financial Statements (unaudited)	4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4. CONTROLS AND PROCEDURES	15

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS	16

SIGNATURES	17

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,095,728	$2,318,629
Accounts receivable	1,685,228	1,474,407
Inventories	162,483	113,105
Notes receivable – current portion	370,000	270,000
Prepaid expenses and other current assets	486,132	311,014
Total current assets	4,799,571	4,487,155

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,017,083 and $2,622,066 respectively	761,757	1,074,397

OTHER ASSETS
Deposits	59,979	97,251
Note Receivable	---	200,000
Intangible assets	---	35,000
Goodwill	750,000	750,000
Deferred income taxes	323,000	323,000
Total other assets	1,132,979	1,405,251
TOTAL ASSETS	$6,694,307	$6,966,803

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$581,016	$842,411
Customer deposits	126,843	126,572
Accrued expenses	293,843	361,443
Notes payable – current portion	345,000	345,000
Total current liabilities	1,346,702	1,675,426

LONG-TERM LIABILITIES
Notes payable - less current portion	180,000	457,500
Total liabilities	1,526,702	2,132,926

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000; 33,422,995 and 33,157,610 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	33,423	33,157
Additional paid-in capital	20,055,656	20,030,425
Accumulated deficit	(14,921,474)	(15,229,705)
TOTAL STOCKHOLDERS’ EQUITY	5,167,605	4,833,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,694,307	$6,966,803

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUE	$3,518,712	$3,840,800	$8,743,913	$10,872,366

COST OF REVENUE	1,520,900	1,521,181	4,074,958	4,758,531

GROSS PROFIT	1,997,812	2,319,619	4,668,955	6,113,835

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,533,689	1,747,290	3,919,392	4,744,077

OPERATING INCOME FROM OPERATIONS	464,123	572,329	749,563	1,369,758

OTHER EXPENSE:
OTHER EXPENSE	---	---	10,000	---
INTEREST EXPENSE	4,959	6,445	17,091	21,506
TOTAL OTHER EXPENSE	4,959	6,445	27,091	21,506

INCOME FROM OPERATIONS, before income taxes	459,164	565,884	722,472	1,348,252

INCOME TAX EXPENSE	227,100	285,500	414,241	681,000

NET INCOME	$232,064	$280,384	$308,231	$667,252

Basic and Diluted Net Income Per Common Share	$0.01	$0.01	$0.01	$0.02

Weighted Average Number of Common Shares – Basic	33,396,892	33,157,610	33,318,008	33,157,610
Weighted Average Number of Common Shares - Diluted	34,493,889	33,305,833	34,415,005	33,305,833

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$308,231	$667,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	395,017	369,211
Loss on sale of charter certificate	10,000	---
Stock based compensation	25,496	25,496
Changes in operating assets and liabilities:
Accounts receivable, trade	(210,821)	932,788
Inventories	(49,378)	(8,147)
Prepaid expenses and other current assets	(175,118)	(127,887)
Deposits	37,272	39,785
Accounts payable	(261,395)	406,905
Customer deposits	271	238
Accrued expenses	(67,600)	(263,578)
TOTAL ADJUSTMENTS	(296,256)	1,374,811

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,975	2,042,063

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of note receivable	100,000	30,000
Proceeds from sale of charter certificate	25,000	---
Purchase of property and equipment	(82,376)	(70,781)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	42,624	(40,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	(277,500)	(204,874)

NET CHANGE IN CASH	(222,901)	1,796,408

CASH – Beginning	2,318,629	414,661
CASH – Ending	$2,095,728	$2,211,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Income Taxes	$648,826	$1,050,685
Interest	$17,091	$21,506

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

The condensed consolidated balance sheet and statements of cash flows as of September 30, 2017 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of September 30, 2017 and its results of operations and cash flows for the three and nine months ended September 30, 2017 not misleading. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated events which have occurred subsequent to September 30, 2017, and through the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”), and has determined that no subsequent events have occurred after the current reporting period.

NOTE 2 – Liquidity

As of September 30, 2017, the Company had cash and cash equivalents of $2,095,728 and a working capital surplus of $3,452,869. For the nine months ended September 30, 2017, the Company generated revenue from operations of $8,743,913 and had income from operations before taxes of $722,472. For the nine months ended September 30, 2017, cash flows included net cash provided by operating activities of $11,975, net cash provided by investing activities of $42,624, and net cash used in financing activities of $277,500.

On May 17, 2013, the Company entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement included a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.978% as of September 30, 2017). As of September 30, 2017, there was $450,000 outstanding under the PNC Acquisition Line.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million, or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments were scheduled to increase to approximately $1,700,000 in the final year of the Concession Agreement, which was set to expire on October 31, 2018. During the nine months ended September 30, 2017 and 2016, the Company incurred approximately $1,285,000 and $1,900,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, on February 2, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”).

Under the Air Tour Agreement, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company may not allow its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. The Company was also required to ensure the Company’s tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, the Company is required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Air Tour Agreement also extended the Company’s Concession Agreement with the City of New York for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one year options to further extend the Concession Agreement. The Agreement also provides that the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

These reductions have negatively impacted the Company’s business and financial results as well as those of the Company’s management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $1,780,000 and $2,706,000 during the nine months ended September 30, 2017 and 2016, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

On October 3, 2016, the Company purchased all of the capital stock of Aircraft Services, Inc. (“Aircraft Services”), an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, the Company made a $150,000 cash payment at closing, a $75,000 installment payment in 2017, and will make an additional installment payment of $75,000 in 2018. The closing cash payment and 2017 installment payment were both funded with internal resources. The Company’s purchases of Aircraft Services’ capital stock is discussed in greater detail in a Current Report on Form 8-K filed with the SEC on October 7, 2016 and filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30,2016.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of a wholly-owned subsidiary of the Company. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 11, 2016. In September 2017, the Company received $100,000 due under this agreement and a final payment of $100,000 is expected to be made in September 2018.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, FirstFlight Heliports, LLC (“FFH”) and our FBO and MRO at Garden City (Kansas) Regional Airport (“FBOGC”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Net Income Per Common Share

Net income was $308,231 and $667,252 for the nine months ended September 30, 2017 and 2016, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016 (1)	2017	2016 (1)
Weighted average common shares outstanding, basic	33,396,892	33,157,610	33,318,008	33,157,610
Common shares upon exercise of options and warrants	1,096,997	148,223	1,096,997	148,223
Weighted average common shares outstanding, diluted	34,493,889	33,305,833	34,415,005	33,305,833

(1) Potential common shares of 1,900,000 were excluded from the computation of diluted shares as their exercise prices were greater than the average closing price of the common stock during the period.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the nine months ended September 30, 2017 and 2016, the Company incurred stock-based compensation costs of $25,496. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2017, the unamortized fair value of the options totaled $7,500.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the” FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, is effective for us beginning January 1, 2018, and, at that time, we may adopt the new standard under the full retrospective approach or the modified retrospective approach. We are currently evaluating the method of adoption and the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – Inventories

Inventory consists primarily of aviation fuel, which the Company dispenses to its customers, and parts inventory as a result of the acquisition of Aircraft Services. The Company also maintains fuel inventories for commercial airlines, for which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	September 30, 2017	December 31, 2016
Parts inventory	$75,756	$71,906
Fuel inventory	71,000	20,821
Other inventory	15,727	20,378
Total inventory	$162,483	$113,105

Included in fuel inventory are amounts held for third parties of $42,909 and $36,692 as of September 30, 2017 and December 31, 2016, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Acquisition

Our wholly-owned subsidiary, FBO Air Garden City, Inc. (“GCK”), entered into a stock purchase agreement, dated October 3, 2016, by and between the Company, GCK and Gary and Kim Keller, (the “Stock Purchase Agreement”), to purchase all of the capital stock of Aircraft Services, an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, the Company made a $150,000 cash payment at closing, an installment payment of $75,000 in 2017, and will make an additional installment payment of $75,000 in 2018. The closing cash payment for the transaction and the 2017 installment payment were funded with internal resources. The Stock Purchase Agreement is discussed in greater detail in a Current Report on Form 8-K filed with the SEC on October 7, 2016 and is filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016.

The following table details the allocation of the purchase price:

Fair Value
Inventory	$71,650
Equipment	6,850
Fixed Assets	1,500
Goodwill	220,000
Total	$300,000

The following table presents the unaudited pro-forma results of the continuing operations of the Company and Aircraft Services for the nine months ended September 30, 2016 as if Aircraft Services had been acquired at the beginning of the period:

September 30, 2016
Revenue	$11,157,501

Net income	715,387

Basic net income per common share	$0.02

Weighted Average Number of Common Shares Outstanding- Basic	33,157,610

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the nine months ended September 30, 2017 and 2016, no services were provided to the Company by Wachtel & Missry, LLP.

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

The terms “the Company,”“we,” “us,” and “our” are used below to refer collectively to Saker Aviation Services, Inc. and the subsidiaries through which our various businesses are actually conducted.

OVERVIEW

Saker Aviation Services, Inc. is a Nevada corporation. Our common stock, $0.001 par value per share (the “common stock”), is publicly traded on the OTCQB Marketplace under the symbol “SKAS”. Through our subsidiaries, we operate in the aviation services segment of the general aviation industry, in which we serve as the operator of a heliport, a fixed base operation (“FBO”), as a provider of aircraft maintenance, repair and overhaul (“MRO”) services, and as a consultant for a seaplane base that we do not own. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

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

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport (the “Heliport”, as an FBO and MRO at the Garden City (Kansas) Regional Airport, and as a consultant to the operator of a seaplane base in New York City.

The Garden City facility became part of our company as a result of our acquisition of the FBO assets of Central Plains Aviation, Inc. in March 2005. Our Garden City facility began offering maintenance services in October 2016 as a result of our acquisition of all of the capital stock of Aircraft Services, Inc. (“Aircraft Services”).

Our business activities at the Heliport commenced as a result of the Company’s award of a Concession Agreement by the City of New York to operate the Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services. See Note 2 to the condensed consolidated financial statements included in Item 1 of this report.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three and Nine Months Ended September 30, 2017 and September 30, 2016.

REVENUE

           Revenue from operations decreased by 8.4 percent to $3,518,712 for the three months ended September 30, 2017 as compared with corresponding prior-year period revenue of $3,840,800.

          For the three months ended September 30, 2017, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 17.0 percent to approximately $1,287,000 as compared to approximately $1,551,000 in the three months ended September 30, 2016. This decrease is related to lower year-over-year fuel volume, primarily due to the final stage of the air tour reductions which took effect on January 1, 2017, as further described below in Liquidity and Capital Resources.

           For the three months ended September 30, 2017, revenue from operations associated with services and supply items decreased by 4.5 percent to approximately $2,170,000 as compared to approximately $2,273,000 in the three months ended September 30, 2016. This decrease is related to the final stage of the air tour reductions which took effect on January 1, 2017, as noted above.

          For the three months ended September 30, 2017, all other revenue from operations increased by 271.1 percent to approximately $62,000 as compared to approximately $17,000 in the three months ended September 30, 2016. The increase was largely attributable to an increase in non-aeronautical revenue generated by our Heliport compared to the same period last year.

           Revenue from operations decreased by 19.6 percent to $8,743,913 for the nine months ended September 30, 2017 as compared with corresponding prior-year period revenue of $10,872,366.

           For the nine months ended September 30, 2017, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 22.8 percent to approximately $3,340,000 as compared to approximately $4,330,000 in the nine months ended September 30, 2016. This decrease is related to lower year-over-year fuel volume, primarily due to the final stage of the air tour reductions which took effect on January 1, 2017, as further described below in Liquidity and Capital Resources.

           For the nine months ended September 30, 2017, revenue from operations associated with services and supply items decreased by 18.7 percent to approximately $5,284,000 as compared to approximately $6,496,000 in the nine months ended September 30, 2016. This decrease is related to the final stage of the air tour reductions which took effect on January 1, 2017, as noted above.

         For the nine months ended September 30, 2017, all other revenue from operations increased by 156.4 percent to approximately $119,000 as compared to approximately $47,000 in the nine months ended September 30, 2016. The increase was largely attributable to an increase in non-aeronautical revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

          Total gross profit from operations decreased 13.9 percent to $1,997,812 in the three months ended September 30, 2017 as compared with the three months ended September 30, 2016. Gross margin decreased to 56.8 percent in the three months ended September 30, 2017 as compared to 60.4 percent in the same period in the prior year. The decrease in gross profit is related to lower levels of activity at our Heliport operation in the three months ended September 30, 2017 as compared to the prior year. The decrease in gross margin was largely attributable to lower gross margins associated with MRO services being provided at our Kansas location in 2017, which was not part of our operations in the same period last year.

           Total gross profit from operations decreased 23.6 percent to $4,668,955 in the nine months ended September 30, 2017 as compared with the nine months ended June 30, 2016. Gross margin decreased to 53.4 percent in the nine months ended September 30, 2017 as compared to 56.2 percent in the same period in the prior year. The decrease in gross profit is related to the final stage of the air tour reductions, as noted above. The decrease in gross margin is related to lower levels of revenue from services and supplies, which generally carry a higher overall gross margin, in the nine months ended September 30, 2017 as compared to the same period in 2016.

OPERATING EXPENSE

Selling, General and Administrative

            Total selling, general and administrative expenses, or SG&A, were approximately $1,534,000 in the three months ended September 30, 2017, representing a decrease of approximately $214,000 or 12.2 percent, as compared to the same period in 2016. Total SG&A were approximately $3,919,000 in the nine months ended September 30, 2017, representing a decrease of approximately $825,000 or 17.4 percent, as compared to the same period in 2016.

            Operational SG&A expenses associated with our aviation services operations, were approximately $1,416,000 in the three months ended September 30, 2017, representing a decrease of approximately $201,000 or 12.5 percent, as compared to the three months ended September 30, 2016. Operational SG&A, as a percentage of revenue, was 40.2 percent for the three months ended September 30, 2017, as compared with 42.1 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

           Operational SG&A expenses were approximately $3,533,000 in the nine months ended September 30, 2017, representing a decrease of approximately $849,000 or 19.4 percent, as compared to the nine months ended September 30, 2016. Operational SG&A, as a percentage of revenue, was 40.4 percent for the nine months ended September 30, 2017, as compared with 40.3 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

           Corporate SG&A expenses were approximately $117,000 for the three months ended September 30, 2017, representing a decrease of approximately $12,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $386,000 for the nine months ended September 30, 2017, representing an increase of approximately $24,000 as compared with the corresponding prior year period. The increases are related to expenses that were incurred in 2017, but did not occur in 2016.  These expenses are also not anticipated to recur in future periods.

OPERATING INCOME

           Operating income from operations for the three and nine months ended September 30, 2017 was $464,123 and $749,563, respectively, as compared to operating income of $572,329 and $1,369,758, in the three and nine months ended September 30, 2016. The decrease on a year-over-year basis was driven by lower levels of gross profit, which was partially offset by lower SG&A expenses.

Depreciation and Amortization

          Depreciation and amortization was approximately $395,000 and $369,000 for the nine months ended September 30, 2017 and 2016, respectively.

Interest Expense

          Interest expense for the nine months ended September 30, 2017 was approximately $17,000 as compared to $21,000 in the same period in 2016.

Income Tax

Income tax expense for the three and nine months ended September 30, 2017 was $227,100 and $414,241, respectively, as compared to $285,500 and $681,000 for the three and nine months ended September 30, 2016. The decrease is attributable to lower pre-tax income in the nine months ended September 30, 2017 as compared to the same period in 2016.

Net Income Per Share

Net income was $308,231 and $667,252 for the nine months ended September 30, 2017 and 2016, respectively.

Basic and diluted net income per share for the nine month periods ended September 30, 2017 and 2016 was $0.01 and $0.02, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  As of September 30, 2017, the Company had cash and cash equivalents of $2,095,728 and a working capital surplus of $3,452,869. For the nine months ended September 30, 2017, the Company generated revenue from operations of $8,743,913 and had income from operations before taxes of $722,472. For the nine months ended September 30, 2017, cash flows included net cash provided by operating activities of $11,975, net cash provided by investing activities of $42,624, and net cash used in financing activities of $277,500.

On May 17, 2013, the Company entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement included a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, and continuing on the same day of each month thereafter, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.978% as of September 30, 2017). As of September 30, 2017, there was $450,000 outstanding under the PNC Acquisition Line.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million, or minimum annual guaranteed payments. The Company paid the City of New York $1,200,000 in the first year of the term and minimum payments were scheduled to increase to approximately $1,700,000 in the final year of the Concession Agreement, which was set to expire on October 31, 2018. During the nine months ended September 30, 2017 and 2016, the Company incurred approximately $1,285,000 and $1,900,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, on February 2, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”).

Under the Air Tour Agreement, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company may not allow its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. The Company was also required to ensure the Company’s tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, the Company is required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

          The Air Tour Agreement also extended the Company’s Concession Agreement with the City of New York for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one year options to further extend the Concession Agreement. The Agreement also provides that the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

          These reductions have negatively impacted the Company’s business and financial results as well as those of the Company’s management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $1,780,000 and $2,706,000 during the nine months ended September 30, 2017 and 2016, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

          On October 3, 2016, the Company purchased all of the capital stock of Aircraft Services, Inc. (“Aircraft Services”), an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, the Company made a $150,000 cash payment at closing, a $75,000 installment payment in 2017, and will make an additional installment payment of $75,000 in 2018. The closing cash payment and 2017 installment payment were both funded with internal resources. The Company’s purchases of Aircraft Services’ capital stock is discussed in greater detail in a Current Report on Form 8-K filed with the SEC on October 7, 2016 and filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30,2016.

          As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of a wholly-owned subsidiary of the Company. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 11, 2016. In September 2017, the Company received $100,000 due under this agreement and a final payment of $100,000 is expected to be made in September 2018.

          During the nine months ended September 30, 2017, we had a net decrease in cash of $222,901. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

          For the nine months ended September 30, 2017, net cash provided by operating activities was $11,975. This amount included an increase in operating cash related to net income of $308,231 and additions for the following items: (i) depreciation and amortization, $395,017; (ii) loss on sale of charter certificate, $10,000; (iii) stock based compensation, $25,496 ; (iv) deposits, $37,272; and (v) customer deposits, $271. These increases in operating activities were offset by the following decreases in (i) accounts receivable, trade, $210,821; (ii) inventories, $49,378; (iii) prepaid expenses and other current assets, $175,118; (iv) accounts payable, $261,395; and (v) accrued expenses, $67,600.

          For the nine months ended September 30, 2016, net cash provided by operating activities was $2,042,063. This amount included an increase in operating cash related to net income of $667,252 and additions for the following items: (i) depreciation and amortization, $369,211; (ii) stock based compensation, $25,496; (iii) accounts receivable, trade, $932,788; (iv) deposits $39,785; (v) accounts payable, $406,905; and (vi) customer deposits, $238. These increases in operating activities were offset by a decrease in (i) inventories, $8,147; (ii) prepaid expenses, $127,887; and (iii) accrued expenses, $263,578.

Cash from Investing Activities

          For the nine months ended September 30, 2017, net cash provided by investing activities was $42,624. This amount included $100,000 provided by the payment of notes receivable and $25,000 of proceeds from the sale of the Company’s charter certificate, offset by a decrease in operating cash used for the purchase of property and equipment of $82,376. For the nine months ended September 30, 2016, net cash used in investing activities was $40,781. This amount included $30,000 provided by the payment of notes receivable offset by amounts used in the purchase of property and equipment of $70,781.

Cash from Financing Activities

          For the nine months ended September 30, 2017, net cash used in financing activities was $277,500 for the payment of notes payable. For the nine months ended September 30, 2016, net cash used in financing activities was $204,874 for the payment of notes payable.

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2016 and in other filings we make with the SEC. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

             Management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Saker Aviation Services, Inc.

Date: November 14, 2017	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President (principal financial officer)