Form 10-K
period 2017-12-31
Saker Aviation Services, Inc.
filed 2018-04-02
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of such business day was $1,486,730.

As of April 2, 2018, the Registrant had 31,978,149 shares of its Common Stock, par value $.001 per share, issued and outstanding.

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

The Garden City facility became part of our company as a result of our acquisition of the FBO assets of Central Plains Aviation, Inc. in March 2005 and of Aircraft Services, Inc. (“Aircraft Services”) in October 2016.

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

Government Regulation

We are subject to a variety of governmental laws and regulations that apply to companies in the aviation industry. These include compliance with the Federal Aviation Administration rules and regulations, and local, regional and national rules and regulations as they relate to environmental matters. We believe we are in compliance with, and intend to continue to comply with, all applicable government regulations. The adoption of new regulations could result in increased costs and have an adverse impact on our results of operations. In the event we are unable to remain compliant with applicable rules and regulations, our business may be adversely affected.

Customers

For the fiscal year ended December 31, 2017, four customers represented approximately 67.6% of our revenue. The loss of any of these four customers could represent a significant decrease in revenue that may adversely affect our business and results of operations. Additionally, four accounts represented approximately 92.3% of the balance of accounts receivable at December 31, 2017. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. We depend significantly on our business with these four customers.

Competition

The FBO segment of the aviation services industry is competitive in both pricing and service because aircraft in transit are able to choose from a number of FBO options within a 300-mile radius. The vast majority of FBO operators are independent, single location operators. We are the sole FBO at our facility in Garden City, KS. As such, we face no direct on-airport competition. However, we face competitive pressure on pricing and services from FBO facilities at other airports, depending on aircraft travel flexibility.

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

Employees

As of December 31, 2017, we employed 34 persons, 28 of which were employed on a full-time basis, and one of which was an executive officer. All of our personnel are employed in connection with our operations in New York and Kansas.

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

For the fiscal year ended December 31, 2017, four customers represented approximately 67.6% of our revenue. Additionally, these four accounts represented approximately 92.3% of the balance of accounts receivable at December 31, 2017. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. The loss of any of our key customers, or the inability of such customers to pay amounts due to us, could result in a significant decrease in revenue that may adversely affect our business and result of operations.

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

As of April 2, 2018, there were 31,978,149 shares of our common stock outstanding. If all of our outstanding common stock purchase warrants and options were exercised, there would be 33,678,149 shares outstanding, an increase of approximately 5%. Any further issuances due to additional equity financings, the granting of additional options or the anti-dilution provisions in our warrants could further dilute our existing stockholders, which could cause the value of our common stock to decline.

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

As of April 2, 2018, our executive officers, directors and their family members and associates, collectively, are entitled to vote 10,750,125 shares, or 33.6% of the 31,978,149 shares of our outstanding shares of common stock. Accordingly, and, because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our Board of Directors, which is currently comprised of two independent directors, a director who is a managing partner of a law firm which provides legal services to us, and two executive officer/directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of April 2, 2018, we lease office space at the following locations:

Location	Purpose	Space	Annual Rental	Expiration

2117 S. Air Service Road Garden City, Kansas	Kansas FBO location	17,640 square feet	$26,244	December 31, 2030

2145 S. Air Service Road Garden City, Kansas	Kansas MRO location	3,782 square feet	$6,780	December 31, 2030

600 Hayden Circle Allentown, Pennsylvania	Pennsylvania Office location	360 square feet	$6,390	Month-to- Month

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

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2016	$0.060	$0.050

June 30, 2016	$0.080	$0.040

September 30, 2016	$0.080	$0.060

December 31, 2016	$0.140	$0.055

March 31, 2017	$0.395	$0.140

June 30, 2017	$0.274	$0.125

September 30, 2017	$0.190	$0.111

December 31, 2017	$0.169	$0.108

Holders

As of April 2, 2018, there were approximately 227 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

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

Consolidated Statement of Operations Data:	Year Ended December 31, 2017	Year Ended December 31, 2016
(in thousands, except for share and per share data)
Revenue	$12,016	$14,691
Operating Income, before income tax expense	$1,062	$1,767
Income tax (expense)	$584	$887
Net Income	$478	$880

Net income per share – basic	$0.01	$0.03
Net income per share – diluted	$0.01	$0.03
Weighted average number of shares – basic	33,262,961	33,157,610
Weighted average number of shares – diluted	34,130,624	33,316,004

Balance Sheet Data: (in thousands)	December 31, 2017	December 31, 2016
Working capital surplus	$3,369	$2,812
Total assets	$6,549	$6,967
Total liabilities	$1,372	$2,133
Stockholders’ equity	$5,177	$4,834
Total liabilities and Stockholders’ equity	$6,549	$6,967

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results for the Years Ended December 31, 2017 and December 31, 2016.

REVENUE

Revenue decreased by 18.2 percent to $12,016,031 for the twelve months ended December 31, 2017 as compared with corresponding prior-year period revenue of $14,690,654.

For the twelve months ended December 31, 2017, revenue associated with services and supply items decreased by 16.9 percent to approximately $7,300,000 as compared to approximately $8,800,000 in the twelve months ended December 31, 2016. This decrease was related to the air tour reductions which were initiated on June 1, 2016 and reached the full 50% on January 1, 2017, as further described below in Liquidity and Capital Resources.

For the twelve months ended December 31, 2017, revenue associated with the sale of jet fuel, aviation gasoline and related items decreased by 21.1 percent to approximately $4,500,000 as compared to approximately $5,700,000 in the twelve months ended December 31, 2016. The decrease was largely attributable to the reduction in air tours leading to lesser gallons sold and was also attributable to lower fuel costs, leading to lower average fuel prices. The cost of fuel in 2017 was less on average as compared to the cost of fuel in 2016. As our fuel pricing generally follows the cost of fuel, lower fuel costs translate to lesser revenue on comparable volume.

For the twelve months ended December 31, 2017, all other revenue increased by 23.7 percent to approximately $150,000 as compared to approximately $121,000 in the twelve months ended December 31, 2016.

GROSS PROFIT

Total gross profit decreased 20.9 percent to $6,404,450 in the twelve months ended December 31, 2017 as compared to $8,098,737 in the twelve months ended December 31, 2016. Gross margin was 53.3 percent for the twelve months ended December 31, 2017 as compared to 55.1 percent for the same period in 2016.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative, or SG&A, expenses were $5,311,207 in the twelve months ended December 31, 2017, a decrease of approximately $993,000 or 15.7 percent, as compared to the same period in 2016.

SG&A associated with our FBO operations were approximately $4,800,000 in the twelve months ended December 31, 2017, a decrease of approximately $1,021,000, or 17.5 percent, as compared to the twelve months ended December 31, 2016. SG&A associated with our FBO operations, as a percentage of revenue, was 40.1 percent for the twelve months ended December 31, 2017, as compared with 39.7 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to decreased costs related to the lower levels of activity in our Heliport operations.

Corporate SG&A was approximately $497,000 for the twelve months ended December 31, 2017, representing an increase of approximately $29,000 as compared with the corresponding prior year period. The majority of this increase was attributable to one-time expenses that are not expected to recur in future periods.

OPERATING INCOME

Operating income for the year ended December 31, 2017 was $1,093,243 as compared to $1,794,726 in the year ended December 31, 2016. The decrease on a year-over-year basis was driven by lower levels of gross profit.

Depreciation and Amortization

Depreciation and amortization was approximately $537,000 and $505,000 for the twelve months ended December 31, 2017 and 2016, respectively.

Interest Expense

Interest expense for the year ended December 31, 2017 was $21,404, as compared to $27,296 in the same period in 2016.

Impairment of Goodwill and Other Intangibles

We had $750,000 of goodwill at December 31, 2017 and 2016.

We had $0 of intangible assets as of December 31, 2017 as compared to $35,000 at December 31, 2016. The sale of a charter certificate in 2017 accounting for the change.

Income Tax

Income tax expense for the twelve months ended December 31, 2017 was $584,000, as compared to $887,000 in the same period in 2016.

Net Income Per Share

Net income for the twelve months ended December 31, 2017 was $477,628 as compared to net income of $880,430 in the twelve months ended December 31, 2016.

Basic and diluted net income per share was $0.01 for the twelve months ended December 31, 2017 and $0.03 per share for the twelve months ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $1,724,504 and a working capital surplus of $3,368,610. We generated revenue of $12,016,031 and had net income of $477,628 for the twelve months ended December 31, 2017. For the twelve months ended December 31, 2017, cash flows included net cash provided by operating activities of $53,323, net cash used in investing activities of $7,158, and net cash used in financing activities of $513,718.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

              Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date we are required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.486% as of December 31, 2017). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of December 31, 2017, there was $382,500 outstanding under the PNC Acquisition Line.

The PNC Working Capital was to have been dispersed for working capital and general corporate purposes. Interest on outstanding principal accrued at a rate equal to daily LIBOR plus 250 basis points. The PNC Working Capital Line expired on December 31, 2016, with $0 outstanding.

The PNC Term Loan was utilized to retire our previously outstanding miscellaneous debt of the same amount. Interest on outstanding principal accrued at a rate equal to one-month LIBOR plus 275 basis points and principal and interest payments were to be made over a thirty-four month period. At December 31, 2015, all amounts under the PNC Term loan had been repaid.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2018, we announced a financing agreement with Key Bank National Association. Please see Subsequent Events in the accompanying Financial Footnotes for further information.

We are party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million, or minimum annual guaranteed payments. During the twelve months ended December 31, 2017 and 2016, we incurred approximately $1,800,000 and $2,700,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, we and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”).

Under the Air Tour Agreement, filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015, we may not allow our tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. We were also required to ensure the our tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, we were required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

The Air Tour Agreement also extended our Concession Agreement with the City of New York for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one year options to further extend the Concession Agreement. The Agreement also provides that the minimum annual guarantee payments we are required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

             These reductions have negatively impacted our business and financial results as well as those of our management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our Chief Executive Officer and a member of our Board of Directors.  We incurred management fees with Empire Aviation of approximately $2,500,000 and $3,500,000 during the twelve months ended December 31, 2017 and 2016, respectively, which is recorded in administrative expenses.  We and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

             On February 6, 2018, we were issued a Note by one of our customers at the Heliport. The Note schedules approximately $731,000 otherwise due in receivables from the customer, has a maturity date of October 31, 2018, and carries a 7.5 percent rate of interest. The amount due under the Note remains in accounts receivable.

On October 3, 2016, we purchased all of the capital stock of Aircraft Services, Inc. (“Aircraft Services”), an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, we made a $150,000 cash payment at closing, a $75,000 installment payment in 2017, and will make an additional installment payment of $75,000 in 2018. The closing cash payment and 2017 installment payment were both funded with internal resources. Our purchase of Aircraft Services’ capital stock is discussed in greater detail in a Current Report on Form 8-K filed with the SEC on October 7, 2016 and filed as an Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2016.

          As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, we entered into a stock purchase agreement, dated June 30, 2015, by and between us and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of our wholly-owned subsidiary. The details of the agreement are described in such Current Report as well as in our Annual Report on Form 10-K, which was filed with the SEC on April 11, 2016. In September 2017, we received $100,000 due under this agreement and a final payment of $100,000 is expected to be made in September 2018.

Our anticipated capital expenditures in 2018 are approximately $50,000 - $100,000.

During the twelve months ended December 31, 2017, we had a net decrease in cash of $467,553. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2017, net cash provided by operating activities was $53,323. This amount included an increase in operating cash related to net income of $477,628 and additions for the following items: (i) depreciation, $536,598; (ii) loss of sale of charter certificate, $10,000; (iii) stock-based compensation expense, $33,997; (iv) deposits, $50,534; and (v) customer deposits, $271. The increase in cash provided by operating activities in 2017 was offset by the following items: (i) accounts receivable, trade, $364,257; (ii) inventories, $50,024; (iii) prepaid expenses and other current assets, $94,105; (iv) deferred income taxes, $131,000; (v) accounts payable, $347,217; and (vi) accrued expenses, $69,102. For the year ended December 31, 2016, net cash provided by operating activities was $2,244,551. This amount included an increase in operating cash related to net income of $880,430 and additions for the following items: (i) depreciation, $505,390; (ii) stock-based compensation expense, $33,997; (iii) accounts receivable, trade, $1,046,548; (iv) inventories, $26,405; (v) deposits, $53,046; (vi) accounts payable, $159,495; and (vii) customer deposits, $315. The increase in cash provided by operating activities in 2016 was offset by the following items: (i) prepaid expenses and other current assets, $83,101; (ii) deferred income taxes, $150,000; and (iii) accrued expenses, $227,974.

Cash from Investing Activities

For the year ended December 31, 2017, net cash used in investing activities was $7,158. This amount included purchase of property and equipment of $132,158; offset by payment of notes receivable of $100,000 and proceeds of $25,000 from the sale of a charter certificate. For the year ended December 31, 2016, net cash used in investing activities was $194,781. This amount included the purchase of ASI assets for $150,000 and the purchase of property and equipment of $74,781; offset by payment of notes receivable of $30,000.

Cash from Financing Activities

For the year ended December 31, 2017, net cash used in financing activities was $513,718 of which $345,000 was attributable to the repayment of notes payable and $168,718 to the repurchase and cancellation of common stock. For the year ended December 31, 2016, net cash used in financing activities was $272,374 attributable to the repayment of notes payable.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable, Trade

The Company extends credit to large and mid-size companies for products and services. The Company has concentrations of credit risk in that 92.3% of the balance of its accounts receivable at December 31, 2017 is made up of only four customers. At December 31, 2017, accounts receivable from the Company’s four largest accounts amounted to approximately $804,263 (43.7%), $515,962 (28.1%), $253,740 (13.8%), and $122,449 (6.7%), respectively. In addition, these four customers represented approximately 69.3% of our revenue in 2017. At December 31, 2016, accounts receivable from the Company’s four largest accounts amounted to approximately $554,436 (37.6%), $426,898 (29.0%), $196,993 (13.4%), and $136,470 (9.3%), respectively. In addition, four customers represented approximately $11,033,000 (75.1%) of revenue in 2016. The Company has in place a security deposit in connection with each of these receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

Goodwill and Intangible Assets

             Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. We assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. We performed an analysis of our goodwill and intangible assets at December 31, 2017 and 2016. In 2016 we recorded additional goodwill relating to our Garden City operation’s acquisition of Aircraft Services.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2014.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	17

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2017 and 2016	18

Consolidated Statements of Operations For the Years Ended December 31, 2017 and 2016	19

Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2017 and 2016	20

Consolidated Statements of Cash Flows For the Years Ended December 31, 2017 and 2016	21

Notes to Consolidated Financial Statements	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Kronick Kalada Berdy & Co. P.C.

We have served as the Company's auditor since 2009.

Kingston, Pennsylvania

April 2, 2018

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$1,724,504	$2,192,057
Accounts receivable	1,838,664	1,474,407
Inventories	163,129	113,105
Notes receivable – current portion	370,000	270,000
Prepaid expenses and other current assets	531,691	437,586
Total current assets	4,627,988	4,487,155

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,158,664 and $2,622,066 respectively	669,957	1,074,397

OTHER ASSETS
Deposits	46,717	97,251
Note receivable, less current portion	--	200,000
Intangible assets	--	35,000
Goodwill	750,000	750,000
Deferred income taxes	454,000	323,000
Total other assets	1,250,717	1,405,251
TOTAL ASSETS	$6,548,662	$6,966,803

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$495,194	$842,411
Customer deposits	126,843	126,572
Accrued expenses	292,341	361,443
Notes payable – current portion	345,000	345,000
Total current liabilities	1,259,378	1,675,426

LONG-TERM LIABILITIES
Notes payable - less current portion	112,500	457,500
Total liabilities	1,371,878	2,132,926

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000; 32,117,554 and 33,157,610 shares issued and outstanding as of December 31,2017 and 2016, respectively	32,117	33,157
Additional paid-in capital	19,896,744	20,030,425
Accumulated deficit	(14,752,077)	(15,229,705)
TOTAL STOCKHOLDERS’ EQUITY	5,176,784	4,833,877
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,548,662	$6,966,803

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016

REVENUE	$12,016,031	$14,690,654

COST OF REVENUE	5,611,581	6,591,917

GROSS PROFIT	6,404,450	8,098,737

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,311,207	6,304,011

OPERATING INCOME	1,093,243	1,794,726

OTHER EXPENSE:
OTHER EXPENSE	(10,211)	---
INTEREST EXPENSE	(21,404)	(27,296)

TOTAL OTHER EXPENSE	(31,615)	(27,296)

INCOME FROM OPERATIONS, before income taxes	1,061,628	1,767,430

INCOME TAX EXPENSE (BENEFIT)
CURRENT	715,000	1,037,000
DEFERRED	(131,000)	(150,000)

INCOME TAX EXPENSE	584,000	887,000

NET INCOME	477,628	880,430

Basic Net Income Per Common Share	$0.01	$0.03

Diluted Net Income Per Common Share	$0.01	$0.03

Weighted Average Number of Common Shares – Basic	33,262,961	33,157,610

Weighted Average Number of Common Shares – Diluted	34,130,624	33,316,004

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2017 and 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE – January 1, 2016	33,157,610	$33,157	$19,996,428	$(16,110,135)	$3,919,450

Amortization of stock based compensation			33,997		33,997

Net income				880,430	880,430

BALANCE – December 31, 2016	33,157,610	33,157	20,030,425	(15,229,705)	4,833,877

Amortization of stock based compensation			33,997		33,997

Issuance of Common Stock	493,729	494	(494)		0

Repurchase and cancellation of Common Stock	(1,533,785)	(1,534)	(167,184)		(168,718)

Net income				477,628	477,628

BALANCE – December 31, 2017	32,117,554	$32,117	$19,896,744	$(14,752,077)	$5,176,784

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017		2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$477,628	$880,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		536,598	505,390
Loss on sale of charter certificate		10,000	---
Stock based compensation		33,997	33,997
Changes in operating assets and liabilities:
Accounts receivable, trade		(364,257)	1,046,548
Inventories		(50,024)	26,405
Prepaid expenses and other current assets		(94,105)	(83,101)
Deposits		50,534	53,046
Deferred income taxes		(131,000)	(150,000)
Accounts payable		(347,217)	159,495
Customer deposits		271	315
Accrued expenses		(69,102)	(227,974)
TOTAL ADJUSTMENTS		(424,305)	1,364,121

NET CASH PROVIDED BY OPERATING ACTIVITIES		53,323	2,244,551

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of ASI assets		---	(150,000)
Payment of notes receivable		100,000	30,000
Proceeds from sale of charter certificate		25,000	---
Purchase of property and equipment		(132,158)	(74,781)
NET CASH USED IN INVESTING ACTIVITIES		(7,158)	(194,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable		(345,000)	(272,374)
Repurchase and cancellation of common stock		(168,718)	---
NET CASH USED IN FINANCING ACTIVITIES		(513,718)	(272,374)

NET CHANGE IN CASH		(467,553)	1,777,396

CASH – Beginning		2,192,057	414,661
CASH – Ending		$1,724,504	$2,192,057

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest		$21,404	$27,296

Income taxes		$730,828	$1,255,685

Non-cash investing activities:
Purchase of assets through issuance of notes payable	$	---	$150,000

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

NOTE 2 – Management’s Liquidity Plans

As of December 31, 2017, the Company had cash of $1,724,504 and a working capital surplus of $3,368,610. The Company generated revenue of $12,016,031 and had net income of $477,628 for the twelve months ended December 31, 2017.

On May 17, 2013, the Company entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”).

Proceeds of the PNC Acquisition Line were able to be dispersed, based on parameters defined in the PNC Loan Agreement, until May 17, 2014 (the “Conversion Date”). As of the Conversion Date, there was $1,350,000 outstanding under the PNC Acquisition Line. The payment terms provided that 30 days following the Conversion Date, the Company is required to make equal payments of principal over a 60 month period. Interest on the outstanding principal continues to accrue at a rate equal to one-month LIBOR plus 275 basis points (3.486% as of December 31, 2017). An unused commitment fee had been applied at a rate of 1.5% on the unused portion of the PNC Acquisition Line and was charged for each fiscal quarter through the Conversion Date. As of December 31, 2017, there was $382,500 outstanding under the PNC Acquisition Line.

The PNC Working Capital was to have been dispersed for working capital and general corporate purposes. Interest on outstanding principal accrued at a rate equal to daily LIBOR plus 250 basis points. The PNC Working Capital Line expired on December 31, 2015, with $0 outstanding.

The PNC Term Loan was utilized to retire the Company’s previously outstanding miscellaneous debt of the same amount. Interest on outstanding principal accrued at a rate equal to one-month LIBOR plus 275 basis points and principal and interest payments were to be made over a thirty-four month period. At December 31, 2015, all amounts under the PNC Term loan had been repaid.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2018, the Company announced a financing agreement with Key Bank National Association. Please see Note 15 Subsequent Events for further information.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in program year gross receipts and 25% of gross receipts in excess of $5 million, or minimum annual guaranteed payments. During the twelve months ended December 31, 2017 and 2016, the Company incurred approximately $1,800,000 and $2,700,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”).

Under the Air Tour Agreement, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, the Company may not allow its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. The Company was also required to ensure the Company’s tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, the Company was required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

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

These reductions have negatively impacted the Company’s business and financial results as well as those of the Company’s management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $2,500,000 and $3,500,000 during the twelve months ended December 31, 2017 and 2016, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

On February 6, 2018, the Company was issued a Note by one of its customers at the Heliport. The Note schedules approximately $731,000 otherwise due in receivables from the customer, has a maturity date of October 31, 2018, and carries a 7.5 percent rate of interest. The amount due under the Note remains in accounts receivable.

On October 3, 2016, the Company purchased all of the capital stock of Aircraft Services, Inc. (“Aircraft Services”), an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, the Company made a $150,000 cash payment at closing, a $75,000 installment payment in 2017, and will make an additional installment payment of $75,000 in 2018. The closing cash payment and 2017 installment payment were both funded with internal resources. The Company’s purchase of Aircraft Services’ capital stock is discussed in greater detail in a Current Report on Form 8-K filed with the SEC on October 7, 2016 and filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 11, 2016. In September 2017, the Company received $100,000 due under this agreement and a final payment of $100,000 is expected to be made in September 2018.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FirstFlight Heliports, LLC (“FFH”), and its FBO and MRO at Garden City (Kansas) Regional Airport (“FBOGC”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Accounts Receivable, Trade and Revenue Concentration

The Company extends credit to large and mid-size companies for products and services. The Company has concentrations of credit risk in that 92.3% of the balance of its accounts receivable at December 31, 2017 is made up of only four customers. At December 31, 2017, accounts receivable from the Company’s four largest accounts amounted to approximately $804,263 (43.7%), $515,962 (28.1%), $253,740 (13.8%), and $122,449 (6.7%), respectively. In addition, these four customers represented approximately 67.6% of our revenue in 2017. At December 31, 2016, accounts receivable from the Company’s four largest accounts amounted to approximately $554,436 (37.6%), $426,898 (29.0%), $196,993 (13.4%), and $136,470 (9.3%), respectively. In addition, four customers represented approximately $11,033,000 (75.1%) of revenue in 2016. The Company has in place a security deposit in connection with each of these receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Inventories

Inventories consist primarily of maintenance parts and aviation fuel and are stated at the lower of cost or net realizable value determined by the first-in, first out method.

In 2017, the Company adopted ASU 2015-11simplifying the measurement of inventory and it did not have a material impact on the Company’s financial results.

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

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. The Company assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. The Company performed an analysis of its goodwill and intangible assets at December 31, 2017 and 2016. The Company recorded additional goodwill in 2016 relating to its acquisition of Aircraft Services, Inc.

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

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2017 and 2016 was approximately $36,370 and $35,860, respectively.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2014.

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Year Ended December 31,
	2017(1)	2016(1)

Weighted average common shares outstanding, basic	33,262,961	33,157,610

Common shares upon exercise of options	867,663	158,394

Weighted average common shares outstanding, diluted	34,130,624	33,316,004

(1)

Common shares of 832,337 and 2,041,606 underlying outstanding stock options for the years ended December 31, 2017 and 2016, respectively, were excluded from the computation of diluted earnings per share as their inclusion would be antidilutive.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the years ended December 31, 2017 and 2016, the Company incurred stock based compensation of $33,997. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2017, the unamortized fair value of the options totaled $22,500 and the weighted average remaining amortization period of the options approximated five years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2017 and 2016 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2017	2016
Dividend yield	0%	0%
Expected volatility	718%	705%
Risk-free interest rate	2.1%	1.9%
Expected lives (years)	5.0	5.0

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2017 and 2016, was $0.108 and $0.064, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 is effective for the Company beginning January 1, 2019, and, at that time, the Company will adopt the new standard using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its consolidated financial statements and disclosures.

 NOTE 4 – Inventories

Inventory consists primarily of aviation fuel, which the Company dispenses to its customers, and parts inventory as a result of the acquisition of Aircraft Services. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	December 31,
	2017	2016
Parts inventory	$82,505	$71,906
Fuel inventory	69,822	20,821
Other inventory	10,802	20,378
Total inventory	$163,129	$113,105

Included in fuel inventory are amounts held for third parties of $31,147 and $36,692 as of December 31, 2017 and 2016, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2017	2016	Useful Life (years)
Aircraft	$56,000	$56,000	7	–	12
Vehicles	309,574	274,384	5	–	10
Office furniture and equipment	387,728	380,634	3	–	7
Tools and shop equipment	78,398	69,640	3	–	10
Leasehold improvements	2,796,921	2,715,805	10	–	20
Building/fuel farm	200,000	200,000	7	–	17
Total	3,828,621	3,696,463
Less: accumulated depreciation and amortization	(3,158,664)	(2,622,066)
Property and equipment, net	$669,957	$1,074,397

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was approximately $537,000 and $505,000, respectively.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 6 – Goodwill and Intangible Assets

The Company had $750,000 of goodwill at December 31, 2017 and 2016.

The Company had $0 and $35,000 of intangible assets at December 31, 2017 and December 31, 2016, respectively.

NOTE 7 – Notes Payable

Notes payable consist of:

	December 31,
	2017	2016
PNC Bank Acquisition Line of Credit converted to a Promissory Note on May 17, 2014 – secured by assets of acquisition. One month LIBOR plus 275 bps, matures May 17, 2019.	$382,500	$652,500

Notes payable issued in 2016 in connection with purchase of Aircraft Services, Inc. Note to be paid in two equal installments over two years.	75,000	150,000

Subtotal	457,500	802,500

Less: current portion	(345,000)	(345,000)

Total – long term	$112,500	$457,500

Aggregate annual maturities of debt are as follows:

For the years ended December 31,	Total
2018	$345,000
2019	112,500
TOTAL	$457,500

NOTE 8 – Income Taxes

The Company’s deferred tax assets consisted of the following:

	December 31,
	2017		2016
Deferred tax assets:
Stock based compensation		$50,000		$53,000
Goodwill and intangibles		39,000		43,000
Property and equipment		415,000		277,000
Total deferred tax assets		504,000		373,000
Valuation Allowance		(50,000)		(50,000)

Deferred tax asset – net of valuation allowance		$454,000		$323,000

Change in valuation allowance	$	---	$	---

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2017	2016
Tax expense at statutory rate	30.8%	34.0%
State and local income taxes, net of federal	24.2%	16.2%
Effective income tax expense rate	55.0%	50.2%

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On December 22, 2017, the 2017 Tax Cut and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring our U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of our deferred tax assets and liabilities. The provisional amount related to the re-measurement of our deferred tax balance resulted in an increase in tax expense of approximately $42,000.

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which allows companies to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of the transition tax and deferred tax re-measurements to be incomplete.  Additional work will be necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. We expect to complete our analysis within the measurement period in accordance with SAB 118.  We do not expect any material subsequent adjustment to these amounts.   Adjustment if any will have no impact to the income statement due to the Company’s loss position and valuation allowance.

NOTE 9 – Stockholders’ Equity

Stock Options

On December 12, 2006, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Option Plan of 2005 (the “Plan”). The Plan is administered by the Company’s Compensation Committee and provides for 7,500,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Compensation Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. As of December 31, 2017 and 2016, there were 5,300,000 shares available for grant as options under the Plan.

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2016	2,200,000	$0.074
Granted	400,000	0.075
Expired	(400,000)	0.078
Balance, December 31, 2016	2,200,000	$0.073
Granted	400,000	0.108
Exercised	(900,000)	0.064
Balance, December 31, 2017	1,700,000	0.086

On January 30, 2018, the Company repurchased 139,405 shares of the Company’s common stock.

On April 18, 2017, an option of 300,000 shares was exercised.

On November 21, 2017, four sets of options of 100,000 shares were exercised.

On November 30, 2017, two sets of options of 100,000 shares were exercised.

On December 1, 2017, the Company granted a stock option under the Plan to each of the three non-employee directors plus the Chief Executive Officer, who otherwise accepts no compensation, to purchase 100,000 shares of common stock at $0.108 per share, the closing price of the Company’s common stock on December 1, 2017. Each option vests on December 1, 2018 and expires on December 1, 2022. These options are collectively valued at $43,200 and are being amortized over the vesting period.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On December 6, 2017, the Company repurchased 1,533,785 shares of the Company’s common stock.

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

On December 1, 2016, four sets of options of 100,000 shares each, representing a total of 400,000 shares, expired.

A summary of the Company’s stock options outstanding at December 31, 2017 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$0.108	400,000	4.92	—	$27,012
$0.075	400,000	3.92	400,000	$40,212
$0.080	400,000	2.92	400,000	$38,212
$0.085	300,000	1.92	300,000	$27,159
$0.077	200,000	0.92	200,000	$19,706
TOTALS	1,700,000		1,300,000	$152,301

Warrants

The company does not have any warrants outstanding as of December 31, 2017.

Preferred Stock

As of December 31, 2017 and 2016, the Company has 9,999,154 shares of preferred stock authorized and none of which is issued and outstanding.  The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine.

NOTE 10 – Employee Benefit Plan

The Company maintains a 401K Plan (the “401K Plan”), which covers all employees of the Company. The 401K Plan contains an option for the Company to match each participant's contribution. Employer contribution vests over a five-year period on a 20% per year basis. Company contributions to the 401K Plan totaled approximately $31,000 and $28,000 for the years ended December 31, 2017 and 2016, respectively.

NOTE 11 – Commitments

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

In connection with the acquisition of Aircraft Services, Inc., the Company leases additional facilities from Garden City, Kansas, which provides for a 14 year lease term expiring December 31, 2030 with a base rent of $565 a month.

The Company leases office space from the Lehigh Valley International Airport, which provides for approximately 360 square feet, at a monthly cost of $518. The lease may be terminated with 30-days’ advance notice.

Fixed rent expense aggregated approximately $35,000 in 2017 and 2016. Flowage fees on fuel gallons purchased aggregated approximately $47,000 and $52,000 for the years ended December 31, 2017 and 2016, respectively.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Future minimum rental payments under the Company’s operating leases are as follows:

For the year ended
December 31,	Total
2018	$33,024
2019	33,024
2020	33,024
2021	33,024
2022	33,024
Thereafter	264,192
TOTAL	$429,312

NOTE 12 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the year ended December 31, 2017 and 2016, no services were provided to the Company by Wachtel & Missry, LLP.

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

NOTE 14 – Acquisition

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

The following table presents the unaudited Pro-forma results of the operations of the Company and Aircraft Services for the twelve month periods ending December 31, 2016 as if Aircraft Services had been acquired at the beginning of the period:

For the Year Ended December 31, 2016
2016

Revenue	$14,975,789

Net income	928,565

Basic net income per common share	$0.03

Weighted Average Number of Common Shares Outstanding- Basic	33,157,610

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The above pro-forma combined results are not necessarily indicative of the results that would have actually occurred if the Aircraft Services acquisition had been completed as of the beginning of the years ended December 31, 2016, nor are they necessarily indicative of future consolidated results. For the year ended December 31, 2016, revenue and net income of $144,039  and $42,820 are included in the unaudited pro-forma consolidated statements of operations, respectively.

NOTE 15 – Subsequent Events

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2018, the Company announced a financing agreement with Key Bank National Association. The financing included 1) an acquisition line of credit in the amount of $2.5 million, with each acquisition subject to the Bank’s approval, 2) a working capital line of credit in the amount of $1.0 million, and 3) a Term Note in the amount of $338,482 which was used to pay off the PNC Term Loan. Further details are contained in the Form 8-K filing noted here.

The Company has evaluated events which have occurred subsequent to December 31, 2017 and through the date of filing the Annual Report on Form 10-K with the Securities Exchange Commission.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

ITEM 9B.	OTHER INFORMATION

            None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of the Company as of December 31, 2017:

Name	Age	Position

William B. Wachtel	63	Director, Chairman of the Board

Alvin S. Trenk	88	Director, Chief Executive Officer

Ronald J. Ricciardi	56	Director, President

Marc Chodock	39	Director

Roy Moskowitz	63	Director

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

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2017 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2017, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act or has since rectified any necessary filings.

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

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us during the fiscal years ended December 31, 2017 and 2016 for services performed on our behalf with respect to the persons who served as our executive officers as of December 31, 2017. Alvin S. Trenk, who was named as our Chief Executive Officer effective November 6, 2013, has taken no compensation for either of the fiscal years ended 2017 or 2016, except as it relates to his status as a director of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)

Ronald J. Ricciardi, President	2017	150,000	—	—	16,692	166,692

	2016	150,000	—	—	16,236	166,236

1.	Mr. Ricciardi received a base salary of $150,000 in 2017 and 2016.

2.

Mr. Ricciardi receives health insurance coverage estimated at a value of approximately $1,016 per month in 2017 and approximately $978 in 2016. Mr. Ricciardi received a match to his 401K contributions from us amounting to approximately $4,500 in both 2017 and 2016.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

There are no outstanding equity awards at December 31, 2017.

2017 DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Alvin S. Trenk	4,000	10,800	14,800

William B. Wachtel	4,000	10,800	14,800

Marc Chodock	8,500	10,800	19,300

Roy P. Moskowitz	7,000	10,800	17,800

1.

Each non-employee directors and our Chief Executive Officer, Alvin S. Trenk, are entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.

Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2017, the Board of Directors granted each non-employee director, and our Chief Executive Officer, Alvin S. Trenk, an option for their service in 2017. Each option was for 100,000 shares and was priced at $0.084 per share, which was the closing sales price of our common stock on December 1, 2017. The options vest on December 1, 2018 and may be exercised until December 1, 2022.

Employment Agreements

We do not have any current employment agreements.

Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. Our 401k Plan (the “401K Plan”) covers all of our employees. The 401K Plan contains an option for us to match each participant's contribution. Any contributions by us vest over a five-year period on a 20% per year basis. In January 2011, we set our match of participant contributions at a rate of 50% of the first 6% of participant deferrals. Our contributions to the 401K Plan totaled approximately $31,000 and $28,000 for the years ended December 31, 2017 and 2016, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of December 31, 2017 regarding the beneficial ownership of our common stock by:

●	each of our current executive officer and directors; and
●	all of our current directors and executive officer as a group; and
●	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

	Number of Shares		Percentage of
	of Common Stock		Common Stock
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned (1)

William B. Wachtel (2)	5,614,407	(3)	17.3%

Ronald J. Ricciardi (4)	1,308,960	(5)	4.1%

Alvin S. Trenk (6)	1,315,444	(7)	4.0%

Marc Chodock (8)	3,200,000	(9)	9.9%

Roy P. Moskowitz (10)	270,000	(11)	0.8%

All directors and officers as a group (5 in number)	11,708,811		35.1%

Ronald I. Heller (12)	1,922,545	(12)	6.0%

All Beneficial Holders as a group (6 in number)	13,405,971		41.1%

(1)

The percentages computed in the table are based upon 32,117,554 shares of our common stock, which were outstanding on December 31, 2017. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of December 31, 2017.

(2)	William B. Wachtel is our Chairman of the Board and a director. Mr. Wachtel’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(3)

The shares of our common stock reported in the table include: (a) 100,000 shares issuable upon the exercise of an option expiring December 1, 2018, which option is currently exercisable; (c) 100,000 shares issuable upon the exercise of an option expiring December 1, 2019, which option is currently exercisable; (d) 100,000 shares issuable upon the exercise of an option expiring December 1, 2020, which option is currently exercisable; (e) 100,000 shares issuable upon the exercise of an option expiring December 1, 2021, which option is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 100,000 shares issuable upon the exercise of an option granted on December 1, 2017, which shall become exercisable on December 1, 2018; and (y) 333,400 shares of our common stock acquired by Wachtel Missry, LLP, which has provided certain legal services for us. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)	Ronald J. Ricciardi is our President and a director. Mr. Ricciardi’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(5)	The shares of our common stock reported in the table include an option to purchase 300,000 shares exercised in 2017 in a cashless transaction.

(6)	Alvin S. Trenk is our Chief Executive Officer and a director. Mr. Trenk’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(7)

The shares of our common stock reported in the table include: (a) 100,000 shares issuable upon the exercise of an option expiring December 1, 2018, which option is currently exercisable; (c) 100,000 shares issuable upon the exercise of an option expiring December 1, 2019, which option is currently exercisable; (d) 100,000 shares issuable upon the exercise of an option expiring December 1, 2020, (e) 100,000 shares issuable upon the exercise of an option expiring December 1, 2021, which option is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 100,000 shares issuable upon the exercise of an option granted on December 1, 2017, which shall become exercisable on December 1, 2018; and (y) 241,314 shares of our common stock held by Trenk Family Partners. Mr. Trenk does not have sole dispositive or voting power with respect to such firm’s securities.

(8)	Marc Chodock is a director. Mr. Chodock’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(9)

The shares of our common stock reported in the table include 3,000,000 shares based on a Schedule 13D filed with the SEC on February 9, 2015. The reporting persons are (i)ACM Value Opportunities Fund I, LP, a Delaware limited partnership (the “Fund”), with respect to the shares of our common stock directly owned by it; (ii) ACM Value Opportunities Fund I GP, LLC, a Delaware limited liability company  (the “General Partner”), as general partner of the Fund, with respect to the shares of our common stock directly owned by the Fund, (iii) Arvice Capital Management, LLC, a Delaware limited liability company (the “Manager”), as manager of the Fund, with respect to the shares of our common stock directly owned by the Fund; and (iv) Mr. Marc Chodock (“Mr. Chodock”), as managing member of the Manager, with respect to the shares of our common stock directly owed by the Fund.  The business address of each of the Reporting Persons is 110 East 25th St., 3rd Floor, New York, New York 10011.  In addition, the shares of our common stock reported in the table include: (a) 100,000 shares issuable upon the exercise of an option expiring December 1, 2020, which option is currently exercisable and (b) 100,000 shares issuable upon the exercise of an option expiring December 1, 2021, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 100,000 shares issuable upon the exercise of an option granted on December 1, 2017, which shall become exercisable on December 1, 2018.

(10)	Roy P. Moskowitz is a director. Mr. Moskowitz’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(11)

The shares of our common stock reported in the table include (a) 70,000 shares purchased by Mr. Moskowitz in the open market; (b) 100,000 shares issuable upon the exercise of an option expiring December 1, 2020, which option is currently exercisable; and (c) 100,000 shares issuable under the exercise of an option expiring December 1, 2021, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 100,000 shares issuable upon the exercise of an option granted on December 1, 2017, which shall become exercisable on December 1, 2018.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth certain information, as of December 31, 2017, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,700,000	$0.086	5,800,000

Equity compensation plans not approved by security holders	—	$—	—
Total	1,700,000	$0.086	5,800,000

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

Pursuant to a management agreement with Empire Aviation, which is owned by the children of Alvin S. Trenk, our Chief Executive Officer and a director, the Company incurred management fees of approximately $2,500,000 and $3,500,000 during the twelve months ended December 31, 2017 and 2016, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HTJC, which is managed by his grandson.

Director Independence

Our Board of Directors made the determination of director independence in accordance with the definition set forth in the Nasdaq Stock Market rules. Under such definition, both Marc Chodock and Roy P. Moskowitz qualify as independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were approximately $92,500 and $92,000 by Kronick Kalada Berdy & Co. for 2017 and 2016, respectively, for the audits of our annual financial statements for the fiscal years ended December 31, 2017 and 2016, and the reviews of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for those fiscal years.

Audit-Related Fees. There were no fees billed for professional services categorized as Audit-Related Fees by the principal accountant for the fiscal years ended December 31, 2017 and 2016.

Tax Fees. For the years ended December 31, 2017 and 2016, the aggregate fees billed by a firm other than the principal accountant for services categorized as Tax Fees were $19,000 in both years.

All Other Fees. There were no fees billed for services categorized as All Other Fees by the principal accountant for the fiscal years ended December 31, 2017 and 2016.

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

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2017 and 2016 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

(b)	Financial Statement Schedules

None.

(c)	Exhibits

Exhibit No.	Description of Exhibit

3 (i) (1)	Amended and Restated Articles of Incorporation. (1)

3 (i) (2)	Articles of Merger (Changing name to Saker Aviation Services, Inc.) (2)

3(ii)	Bylaws of Saker Aviation Services, Inc. (2)

10.1+	Stock Option Plan of 2015 (3)

10.2	Concession Agreement between FirstFlight, Inc. and the City of New York by and through New York City of Department of Small Business Services, dated October 7, 2008 (4)

10.3	Stock Purchase Agreement between the Company and Phoenix Rising Aviation, Inc. (5)

10.4	Loan Agreement between the Company and PNC Bank (6)

10.5	Forms of Security Agreements between the Company and PNC Bank (6)

10.6	Executed Stock Purchase Agreement, effective as of September 30, 2015, by and between the Company and Warren A. Peck (7)

10.7	Executed Secured Promissory Note, effective as of September 30, 2015, to be made by Warren A. Peck in favor of the Company (7)

10.8	Executed Installment Payment Agreement, effective as of September 30, 2015, by and between the Company and Warren A. Peck (7)

10.9	Executed Closing Cash Agreement, effective as of September 30, 2015, by and between the Company and Warrant A. Peck (8)

10.10	Amendment to NYC Heliport Concession Agreement, dated as of July 13, 2016 (9)

10.11	Stock Purchase Agreement, dated October 3, 2016, by and between the Company and Gary and Kim Keller, to purchase all of the capital stock of Aircraft Services, Inc. (10)

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal financial officer).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive officer).

32.1*	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Extension Definition XBRL Taxonomy Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

(7) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

(8) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015.

(9) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016.

(10) Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016.

(11) Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 21, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: April 2, 2018	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chairman of the Board,
/s/ William B. Wachtel	Director	April 2, 2018
William B. Wachtel

/s/ Alvin S. Trenk	Chief Executive Officer, Director	April 2, 2018
Alvin S. Trenk

/s/ Ronald J. Ricciardi	President, Director	April 2, 2018
Ronald J. Ricciardi

/s/ Marc Chodock	Director	April 2, 2018

/s/ Roy P. Moskowitz	Director	April 2, 2018

Saker Aviation Services, Inc. Form 10-K for the Year Ended December 31, 2017

Exhibits Filed with this Annual Report on Form 10-K:

INDEX

Exhibit No.	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal financial officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive officer).

32.1	Certification Pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Extension Definition XBRL Taxonomy Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-1