Form 10-Q
period 2018-03-31
Saker Aviation Services, Inc.
filed 2018-05-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2018

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

Yes ☐          No ☒

As of May 15, 2018, the registrant had 31,978,149 shares of its common stock, $0.001 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2018

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,082,408	$1,724,504
Accounts receivable	591,301	1,838,664
Inventories	159,658	163,129
Notes receivable – current portion	1,120,264	370,000
Prepaid expenses and other current assets	352,036	531,691
Total current assets	4,305,667	4,627,988

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,299,497 and $3,158,664 as of March 31,2018 and December 31,2017, respectively	548,218	669,957

OTHER ASSETS
Deposits	33,456	46,717
Goodwill	750,000	750,000
Deferred income taxes	454,000	454,000
Total other assets	1,237,456	1,250,717
TOTAL ASSETS	$6,091,341	$6,548,662

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$377,305	$495,194
Customer deposits	126,843	126,843
Accrued expenses	227,325	292,341
Notes payable – current portion	153,581	345,000
Total current liabilities	885,054	1,259,378

LONG-TERM LIABILITIES
Notes payable - less current portion	259,900	112,500
Total liabilities	1,144,954	1,371,878

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000; 31,978,149 and 32,117,554 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	31,978	32,117
Additional paid-in capital	19,890,049	19,896,744
Accumulated deficit	(14,975,640)	(14,752,077)
TOTAL STOCKHOLDERS’ EQUITY	4,946,387	5,176,784
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,091,341	$6,548,662

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017

REVENUE	$2,078,489	$2,041,261
COST OF REVENUE	1,408,125	1,201,866
GROSS PROFIT	670,364	839,395

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	904,195	888,761

OPERATING LOSS FROM OPERATIONS	(233,831)	(49,366)

OTHER INCOME (EXPENSE):
INTEREST INCOME	14,067	---
INTEREST (EXPENSE)	(3,799)	(5,412)
NET OTHER INCOME (EXPENSE)	10,268	(5,412)
LOSS FROM OPERATIONS, before income taxes	(223,563)	(54,778)

INCOME TAX EXPENSE	---	(97,341)
NET LOSS	$(223,563)	$(152,119)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.00)

Weighted Average Number of Common Shares – Basic	32,018,422	33,157,610

Weighted Average Number of Common Shares – Diluted	32,542,993	34,684,661

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018		2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(223,563)		$(152,119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		140,833		128,047
Stock based compensation		8,500		8,500
Changes in operating assets and liabilities:
Accounts receivable, trade		497,099		(71,566)
Inventories		3,471		(4,708)
Prepaid expenses and other current assets		179,655		41,447
Deposits		13,261		18,875
Accounts payable		(117,889)		(463,231)
Accrued expenses		(65,016)		(125,833)
TOTAL ADJUSTMENTS		659,914		(468,469)

NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES		436,351		(620,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(19,094)		(3,500)
NET CASH USED IN INVESTING ACTIVITIES		(19,094)		(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and cancellation of common stock		(15,334)		---
Repayment of notes payable		(44,019)		(67,500)
NET CASH USED IN FINANCING ACTIVITIES		(59,353)		(67,500)

NET CHANGE IN CASH		357,904		(691,588)

CASH – Beginning		1,724,504		2,192,057
CASH – Ending		$2,082,408		$1,500,469

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Change in Accounts Receivable through issuance of a Note Receivable:		$750,264	$	---

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Income Taxes	$	---		$129,093
Interest		$3,799		$5,412

$See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The condensed consolidated balance sheet as of March 31, 2018 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2018 and 2017 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2018 and its results of operations and cash flows for the three months ended March 31, 2018 not misleading. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated events which have occurred subsequent to March 31, 2018, and through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, and has determined that no subsequent events have occurred after the current reporting period.

NOTE 2 – Liquidity

As of March 31, 2018, the Company had cash and cash equivalents of $2,082,408 and a working capital surplus of $3,420,613. The Company generated revenue from operations of $2,078,489 and had net loss from operations before taxes of $223,563 for the three months ended March 31, 2018. For the three months ended March 31, 2018, cash flows included net cash provided by operating activities of $436,351, net cash used in investing activities of $19,094, and net cash used in financing activities of $59,353.

On May 17, 2013, the Company entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”). As of March 31, 2018, all amounts due under the PNC Loan Agreement, the PNC Acquisition Line, and the PNC Term Loan have been repaid.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the Securities and Exchange Commission (the “SEC”), on March 15, 2018 the Company entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Loan”).

Proceeds of the Key Bank Acquisition Note are to be dispersed pursuant to a multiple draw demand note dated as of the Agreement Date, where the Company may, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000, to be used for the Company’s acquisition of one or more business entities. The Company is required to make consecutive monthly payments of interest, calculated at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%, on any outstanding principal under the Key Bank Acquisition Note from the date of its issuance through September 15, 2018 (the “Conversion Date”).

At any time through and including the Conversion Date, at the Bank’s discretion, the Company may request that any loan made under the Key Bank Acquisition Note be converted into a term loan to be repaid in full, including accrued interest, by consecutive monthly payments over a 48 month amortization period beginning after the Conversion Date. For any loan that is not converted into a term loan on or before the Conversion Date, the Company is required to begin making monthly payments of principal and interest after the Conversion Date, over a 48 month amortization period, after which the remaining unpaid principal and accrued interest shall become due and payable. All loans under the Key Bank Acquisition Note shall, after the Conversion Date, accrue interest at a rate per annum equal to the Bank’s four year cost of funds rate plus 2.5%. As of March 31, 2018, there were no amounts due under the Key Bank Acquisition Note.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and are required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of March 31, 2018, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under the PNC Term Loan. Interest on outstanding principal accrues at a fixed rate of 4.85% per annum and is to be paid in equal consecutive monthly installments of $7,772 over a 48 month period. The Company has the right to prepay principal amounts due under the Key Bank Term Note early without penalty. As of March 31, 2018, $338,481 was outstanding under the Key Bank Term Note.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5 million, or minimum annual guaranteed payments. During the three months ended March 31, 2018 and 2017, the Company incurred approximately $445,000 and $305,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”).

Under the Air Tour Agreement, filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015, the Company may not allow its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. The Company was also required to ensure the its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, the Company was required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one year options to further extend the Concession Agreement. The Agreement also provides that the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s Chief Executive Officer and a member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $125,000 and $195,000 during the three months ended March 31, 2018 and 2017, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

On February 6, 2018, the Company was issued a note by one of its customers at the Heliport. The note schedules approximately $750,000 in receivables payable by such customer, has a maturity date of October 31, 2018, and carries a 7.5 % rate of interest. The customer missed a scheduled payment in April and has been notified of a default under the terms of the note.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. In September 2017, the Company received $100,000 due under this agreement and a final payment of $100,000 is expected to be made in September 2018.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, FirstFlight Heliports, LLC (“FFH”) and our FBO and MRO at Garden City (Kansas) Regional Airport (“FBOGC”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Net Loss Per Common Share

Net loss was $223,563 and $152,119 for the three months ended March 31, 2018 and 2017, respectively. Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted loss per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net loss per share:

	For the Three Months Ended March 31,
	2018	2017
Weighted average common shares outstanding, basic	32,018,422	33,157,610
Common shares upon exercise of options	524,571	1,575,051
Weighted average common shares outstanding, diluted	32,542,993	34,684,661

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the three months ended March 31, 2018 and 2017, the Company incurred stock-based compensation costs of $8,500. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2018, the unamortized fair value of the options totaled $25,500.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the” FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Consideration (Reporting Revenue Gross versus Net); ASU 2016-10 Revenue from Contracts with Customers (Topic 606): identifying Performance Obligations and Licensing; ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients and ASU 2016-20 Technical Corrections and Improvements to Topic 606.

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

Inventories consist of the following:

	March 31, 2018	December 31, 2017
Parts inventory	$78,788	$82,505
Fuel inventory	70,453	69,822
Other inventory	10,417	10,802
Total inventory	$159,658	$163,129

Included in fuel inventory are amounts held for third parties of $41,732 and $31,147 as of March 31, 2018 and December 31, 2017, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the quarters ended March 31, 2018 and 2017, no services were provided to the Company by Wachtel & Missry, LLP.

As described in more detail in Note 2, Liquidity, the Company is party to a management agreement with Empire Aviation, an entity owned by the children of Alvin S. Trenk, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.

NOTE 6 – Litigation

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying consolidated condensed financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three Months Ended March 31, 2018 and March 31, 2017.

REVENUE

Revenue from operations increased by 1.8 percent to $2,078,489 for the three months ended March 31, 2018 as compared with corresponding prior-year period revenue of $2,041,261.

For the three months ended March 31, 2018, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 11.9 percent to approximately $805,000 as compared to approximately $915,000 in the three months ended March 31, 2017. The decrease as a percentage of revenue was largely attributable to lower fuel sales at our New York location as a result of adverse flying conditions due to inclement weather.

For the three months ended March 31, 2018, revenue from operations associated with services and supply items increased by 14.2 percent to approximately $1,237,000 as compared to approximately $1,082,000 in the three months ended March 31, 2017. This increase was largely attributable to an increase in maintenance revenue from our MRO Kansas location.

For the three months ended March 31, 2018, all other revenue from operations decreased by 17.7 percent to approximately $36,000 as compared to approximately $44,000 in the three months ended March 31, 2017. This decrease was largely attributable to miscellaneous income generated at our Kansas location during the three months ended March 31, 2017 that didn’t occur in 2018.

GROSS PROFIT

             Total gross profit from operations decreased by 20.1 percent to $670,364 in the three months ended March 31, 2018 as compared with the three months ended March 31, 2017. Gross profit was negatively impacted by an increase in concession fees paid to the City of New York in comparison to the same period in 2017. Gross margin decreased to 32.3 percent in the three months ended March 31, 2018 as compared to 41.1 percent in the same period in the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, from operations were $904,195 in the three months ended March 31, 2018, representing an increase of approximately $15,000 or 1.7 percent, as compared to the same period in 2017.

SG&A from operations associated with our aviation services operations were approximately $736,000 in the three months ended March 31, 2018, representing a decrease of approximately $48,000, or 6.1 percent, as compared to the three months ended March 31, 2017. SG&A from operations associated with our FBO operations, as a percentage of revenue, was 35.4 percent for the three months ended March 31, 2018, as compared with 38.4 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

           Corporate SG&A from operations was approximately $168,000 for the three months ended March 31, 2018, representing an increase of approximately $64,000 as compared with the corresponding prior year period. The increased corporate operating expenses were largely attributable to expenses incurred in the period ended March 31, 2018 that did not occur during the same period in 2017.

OPERATING LOSS

Operating loss from operations for the three months ended March 31, 2018 was $233,831 as compared to operating loss of $49,366 in the three months ended March 31, 2017. The increase in operating losses on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization was approximately $141,000 and $128,000 for the three months ended March 31, 2018 and 2017, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2018 was approximately $4,000 as compared to $5,000 in the same period in 2017.

Income Tax

Income tax expense for the three months ended March 31, 2018 was $0 as compared to $97,341 during the same period in 2017.

Net Loss Per Share

Net loss was $223,563 and $152,119 for the three months ended March 31, 2018 and 2017, respectively.

Basic and diluted net loss per share for the three month periods ended March 31, 2018 and 2017 was $0.01 and $0.00, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had cash and cash equivalents of $2,082,408 and a working capital surplus of $3,420,613. We generated revenue from operations of $2,078,489 and had net loss from operations before taxes of $223,563 for the three months ended March 31, 2018. For the three months ended March 31, 2018, cash flows included net cash provided by operating activities of $436,351, net cash used in investing activities of $19,094, and net cash used in financing activities of $59,353.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”). As of March 31, 2018, all amounts due under the PNC Loan Agreement, the PNC Acquisition Line, and the PNC Term Loan have been repaid.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the Securities and Exchange Commission (the “SEC”), on March 15, 2018 we entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Loan”).

 Proceeds of the Key Bank Acquisition Note are to be dispersed pursuant to a multiple draw demand note dated as of the Agreement Date, where we may, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000, to be used for our acquisition of one or more business entities. We are required to make consecutive monthly payments of interest, calculated at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%, on any outstanding principal under the Key Bank Acquisition Note from the date of its issuance through September 15, 2018 (the “Conversion Date”).

At any time through and including the Conversion Date, at the Bank’s discretion, we may request that any loan made under the Key Bank Acquisition Note be converted into a term loan to be repaid in full, including accrued interest, by consecutive monthly payments over a 48 month amortization period beginning after the Conversion Date. For any loan that is not converted into a term loan on or before the Conversion Date, we are required to begin making consecutive monthly payments of principal and interest after the Conversion Date, over a 48 month amortization period, after which the remaining unpaid principal and accrued interest shall become due and payable. All loans under the Key Bank Acquisition Note shall, after the Conversion Date, accrue interest at a rate per annum equal to the lender’s four year cost of funds rate plus 2.5%. As of March 31, 2018, there were no amounts due under the Key Bank Acquisition Note.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for us to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. We are required to make monthly payments of interest on any outstanding principal under the Revolver Note and are required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of March 31, 2018, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under the PNC Term Loan. Interest on outstanding principal accrues at a fixed rate of 4.85% per annum and is to be paid in equal consecutive monthly installments of $7,772 over a 48 month period. We have the right to prepay principal amounts due under the Key Bank Term Note early without penalty. As of March 31, 2018, $338,481 was outstanding under the Key Bank Term Note.

We are party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in any program year based on cash collections (“Gross Receipts”) and 25% of Gross Receipts in excess of $5 million, or minimum annual guaranteed payments. We paid the City of New York $1,200,000 in the first year of the term and minimum payments were scheduled to increase to approximately $1,700,000 in the final year of Concession Agreement, which was set to expire on October 31, 2018. During the three months ended March 31, 2018 and 2017, we incurred approximately $445,000 and $305,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2016, on February 2, 2016, we and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Agreement”).

Under the Air Tour Agreement, filed as an exhibit to the our Annual Report on Form 10-K for the year ended December 31, 2015, we may not allow our tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. We also were required to ensure our tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, we were required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

The Air Tour Agreement also extends the Company’s Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one year options to further extend the Concession Agreement. The Agreement also provides that the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

These reductions have negatively impacted our business and financial results as well as those of our management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our Chief Executive Officer and a member of our Board of Directors.  We incurred management fees with Empire Aviation of approximately $125,000 and $195,000 during the three months ended March 31, 2018 and 2017, respectively, which is recorded in administrative expenses.  We and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

On February 6, 2018, we were issued a note by one of our customers at the Heliport. The note schedules approximately $750,000 in receivables payable by such customer, has a maturity date of October 31, 2018, and carries a 7.5 percent rate of interest. The customer missed a scheduled payment in April and has been notified of a default under the terms of the note.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, we entered into a stock purchase agreement, dated June 30, 2015, by and between us and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of our wholly-owned subsidiary. The details of the agreement are described in such Current Report as well as in our Annual Report on Form 10-K for the period ended December 31, 2015, which was filed with the SEC on April 11, 2016. In September 2017, we received $100,000 due under this agreement and a final payment of $100,000 is expected to be made in September 2018.

During the three months ended March 31, 2018, we had a net increase in cash of $357,904. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2018, net cash provided by operating activities was $436,351. This amount included a decrease in operating cash related to net loss of $223,563 and additions for the following items: (i) depreciation and amortization, $140,833; (ii) stock based compensation, $8,500; (iii) accounts receivable, trade, $497,099; (iv) inventories, $3,471; (v) prepaid expenses and other current assets, $179,655; and (vi) deposits, $13,261. These increases in operating activities were offset by the following decrease in (i) accounts payable, $117,889; and (ii) accrued expenses, $65,016.

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

Cash from Investing Activities

For the three months ended March 31, 2018, net cash of $19,094 was used in investing activities for the purchase of property and equipment. For the three months ended March 31, 2017, net cash of $3,500 was used in investing activities for the purchase of property and equipment.

Cash from Financing Activities

For the three months ended March 31, 2018, net cash used in financing activities was $59,353. This amount included $15,334 for the repurchase and cancellation of common stock and $44,019 for the repayment of notes payable. For the three months ended March 31, 2017, net cash used in financing activities was $67,500 for the repayment of notes payable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the” FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which provides guidance for revenue recognition. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 also supersedes some cost guidance included in Subtopic 605-35, “Revenue Recognition-Construction-Type and Production-Type Contracts.” The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These judgments and estimates include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers” (“ASU 2015-14”), which delays the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Consideration (Reporting Revenue Gross versus Net); ASU 2016-10 Revenue from Contracts with Customers (Topic 606): identifying Performance Obligations and Licensing; ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients and ASU 2016-20 Technical Corrections and Improvements to Topic 606.

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 8, 2017, the Company approved a stock repurchase program authorizing the repurchase of up to 2,500,000 shares of its common stock. Beginning on December 6, 2017 and concluding on January 30, 2018, the Company repurchased an aggregate of 1,673,190 shares of common stock from three funds for an aggregate purchase price of approximately $184,051, or an average of $0.11 per share. The Company’s stock repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any additional common stock.

Item 6.  Exhibits

Exhibit No.	Description of Exhibit

10.1	Loan Agreement entered into by and between the Company and the Bank, dated as of March 15, 2018**

10.2	Subscription Agreement entered into by and between the Company and the Bank, dated as of March 15, 2018**

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (principal executive officer). *

31.2	Rule 13a-14(a)/15d-14(a) Certification of President (principal financial officer). *

32.1	Section 1350 Certification. *

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

* Filed herewith

** Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: May 15, 2018	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President