Form 10-Q
period 2018-06-30
Saker Aviation Services, Inc.
filed 2018-08-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2018

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

Yes ☐          No ☒

As of August 14, 2018, the registrant had 30,195,034 shares of its common stock, $0.001 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2018

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,229,005	$1,724,504
Accounts receivable	726,656	1,838,664
Inventories	152,251	163,129
Notes receivable – current portion	795,264	370,000
Prepaid expenses and other current assets	603,711	531,691
Total current assets	4,506,887	4,627,988

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,444,541and $3,158,664 as of June 30,2018 and December 31,2017, respectively	561,696	669,957

OTHER ASSETS
Deposits	20,194	46,717
Goodwill	750,000	750,000
Deferred income taxes	454,000	454,000
Total other assets	1,224,194	1,250,717
TOTAL ASSETS	$6,292,777	$6,548,662

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$395,559	$495,194
Customer deposits	126,843	126,843
Accrued expenses	286,692	292,341
Notes payable – current portion	159,261	345,000
Total current liabilities	968,355	1,259,378

LONG-TERM LIABILITIES
Notes payable - less current portion	320,326	112,500
Total liabilities	1,288,681	1,371,878

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000; 30,195,034 and 32,117,554 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	30,195	32,117
Additional paid-in capital	19,739,750	19,896,744
Accumulated deficit	(14,765,849)	(14,752,077)
TOTAL STOCKHOLDERS’ EQUITY	5,004,096	5,176,784
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,292,777	$6,548,662

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

REVENUE	$2,877,419	$3,183,940	$4,955,908	$5,225,201

COST OF REVENUE	1,484,177	1,352,192	2,892,304	2,554,058

GROSS PROFIT	1,393,242	1,831,748	2,063,604	2,671,143

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,192,284	1,496,942	2,096,479	2,385,703

OPERATING INCOME (LOSS)	200,958	334,806	(32,875)	285,440

OTHER (INCOME) EXPENSE:
OTHER EXPENSE	---	10,000	---	10,000
INTEREST INCOME	(12,062)	---	(26,129)	---
INTEREST EXPENSE	3,367	6,720	7,166	12,132
TOTAL OTHER (INCOME) EXPENSE, net	(8,695)	16,720	(18,963)	22,132

INCOME (LOSS) BEFORE INCOME TAX	209,653	318,086	(13,912)	263,308

INCOME TAX EXPENSE	0	89,800	0	187,141

NET INCOME (LOSS)	$209,653	$228,286	$(13,912)	$76,167

Basic and Diluted Net Income (Loss) Per Common Share	$0.01	$0.01	$(0.00)	$0.00

Weighted Average Number of Common Shares – Basic	31,294,578	33,370,501	32,594,914	33,264,644

Weighted Average Number of Common Shares - Diluted	31,650,462	34,559,785	32,950,798	34,453,928

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(13,912)		$76,167
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	285,877		257,948
Loss on sale of charter certificate	---		10,000
Stock based compensation	16,998		16,998
Changes in operating assets and liabilities:
Accounts receivable, trade	361,744		(206,414)
Inventories	10,878		(23,557)
Prepaid expenses and other current assets	(72,020)		(444,068)
Deposits	26,523		24,282
Accounts payable	(99,635)		(320,023)
Accrued expenses	(5,649)		(95,282)
TOTAL ADJUSTMENTS	524,716		(780,116)

NET CASH PROVIDED BY (USED IN) BY OPERATING ACTIVITIES	510,804		(703,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of charter certificate	---		25,000
Payment of notes receivable	325,000		---
Purchase of property and equipment	(177,616)		(9,271)
NET CASH PROVIDED BY INVESTING ACTIVITIES	147,384		15,729

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and cancellation of common stock	(175,774)		---
Notes Payable:
Borrowings	135,000		---
Repayments	(112,913)		(135,000)
NET CASH USED IN FINANCING ACTIVITIES	(153,687)		(135,000)

NET CHANGE IN CASH	504,501		(823,220)

CASH – Beginning	1,724,504		2,192,057
CASH – Ending	$2,229,005		$1,368,837

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Change in Accounts Receivable through issuance of a Note Receivable:	$750,264	$	---

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Income Taxes	$246,324		$645,042
Interest	$7,166		$12,132

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

The condensed consolidated balance sheet and statements of cash flows as of June 30, 2018 and the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2018 and its results of operations and cash flows for the three and six months ended June 30, 2018 not misleading. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated events which have occurred subsequent to June 30, 2018, and through the date of the filing of this Quarterly Report on Form 10-Q with the SEC, and has determined that no subsequent events have occurred after the current reporting period.

NOTE 2 – Liquidity

As of June 30, 2018, the Company had cash and cash equivalents of $2,229,005 and a working capital surplus of $3,538,532. For the six months ended June 30, 2018, the Company generated revenue from operations of $4,955,908 and incurred a net loss of $13,912. For the six months ended June 30, 2018, cash flows included net cash provided by operating activities of $510,804, net cash provided by investing activities of $147,384, and net cash used in financing activities of $153,687.

On May 17, 2013, the Company entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”). As of June 30, 2018, all amounts due under the PNC Loan Agreement, the PNC Acquisition Line, and the PNC Term Loan have been repaid.

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

At any time through and including the Conversion Date, at the Bank’s discretion, the Company may request that any loan made under the Key Bank Acquisition Note be converted into a term loan to be repaid in full, including accrued interest, by consecutive monthly payments over a 48 month amortization period beginning after the Conversion Date. For any loan that is not converted into a term loan on or before the Conversion Date, the Company is required to begin making monthly payments of principal and interest after the Conversion Date, over a 48 month amortization period, after which the remaining unpaid principal and accrued interest shall become due and payable. All loans under the Key Bank Acquisition Note shall, after the Conversion Date, accrue interest at a rate per annum equal to the Bank’s four year cost of funds rate plus 2.5%. As of June 30, 2018, there were no amounts due under the Key Bank Acquisition Note.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and are required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of June 30, 2018, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under the PNC Term Loan. Interest on outstanding principal accrues at a fixed rate of 4.85% per annum and is to be paid in equal consecutive monthly installments of $7,772 over a 48 month period. The Company has the right to prepay principal amounts due under the Key Bank Term Note early without penalty. As of June 30, 2018, $273,533 was outstanding under the Key Bank Term Note.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5 million, or minimum annual guaranteed payments. During the six months ended June 30, 2018 and 2017, the Company incurred approximately $903,000 and $770,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”).

Under the Air Tour Agreement, filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015, the Company may not allow its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. The Company was also required to ensure its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, the Company was required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

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

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s Chief Executive Officer and a member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $628,000 and $940,000 during the six months ended June 30, 2018 and 2017, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

On February 6, 2018, the Company was issued a note by one of its customers at the Heliport. The note schedules approximately $750,000 in receivables payable by such customer, has a maturity date of October 31, 2018, and carries a 7.5 % rate of interest. The customer missed a scheduled payment in April and was notified of a default under the terms of the note. The customer paid the Company the missed payment, as well as all other scheduled payments due under the note, and is no longer in default. During the second quarter of 2018 Alvin Trenk, the Company’s Chief Executive Officer and a member of its Board of Directors, acquired controlling interest in this customer. The Company is aware of the conflict of interest and is working to address it.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

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

Net (Loss) Income Per Common Share

Net (loss) income was $(13,912) and $76,167 for the six months ended June 30, 2018 and 2017, respectively. Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted loss per share when their exercise prices are greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Weighted average common shares outstanding, basic	31,294,578	33,370,501	32,594,914	33,264,644

Common shares upon exercise of options and warrants	355,884	1,189,284	355,884	1,189,284

Weighted average common shares outstanding, diluted	31,650,462	34,559,785	32,950,798	34,453,928

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the six months ended June 30, 2018 and 2017, the Company incurred stock-based compensation costs of approximately $17,000. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2018, the unamortized fair value of the options totaled $17,000.

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

Inventories consist of the following:

	June 30, 2018	December 31, 2017
Parts inventory	$83,889	$82,505
Fuel inventory	60,094	69,822
Other inventory	8,268	10,802
Total inventory	$152,251	$163,129

Included in fuel inventory are amounts held for third parties of $57,351 and $31,147 as of June 30, 2018 and December 31, 2017, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the quarters ended June 30, 2018 and 2017, no services were provided to the Company by Wachtel & Missry, LLP.

As described in more detail in Note 2, Liquidity, the Company is party to a management agreement with Empire Aviation, an entity owned by the children of Alvin S. Trenk, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors, and holds a note for payment of receivables from a customer that is now owned by Mr. Trenk.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

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

The terms “we,” “us,” and “our” are used below to refer collectively to the Company and the subsidiaries through which our various businesses are conducted.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three and Six Months Ended June 30, 2018 and June 30, 2017.

REVENUE

Operating results for the three and six months ended June 30, 2018 were negatively impacted by a fatal helicopter accident that occurred on March 11, 2018. While the accident was independent of our operation, one of our Heliport customers was the operator of the flight. That customer’s need to focus on the follow-up investigation, and the general market impact of the accident itself, has depressed year-over-year activity at our Heliport and, consequently, the results reported below.

Revenue from operations decreased by 9.6 percent to $2,877,419 for the three months ended June 30, 2018 as compared with corresponding prior-year period revenue of $3,183,940.

For the three months ended June 30, 2018, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 4.2 percent to approximately $1,091,000 as compared to approximately $1,138,000 in the three months ended June 30, 2017.

For the three months ended June 30, 2018, revenue from operations associated with services and supply items decreased by 14.1 percent to approximately $1,744,000 as compared to approximately $2,031,000 in the three months ended June 30, 2017.

For the three months ended June 30, 2018, all other revenue from operations increased by 208.9 percent to approximately $42,000 as compared to approximately $13,000 in the three months ended June 30, 2017. The increase was largely attributable to an increase in non-aeronautical revenue generated by our Heliport compared to the same period last year.

Revenue from operations decreased by 5.2 percent to $4,955,908 for the six months ended June 30, 2018 as compared with corresponding prior-year period revenue of $5,225,201.

For the six months ended June 30, 2018, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 7.6 percent to approximately $1,897,000 as compared to approximately $2,053,000 in the six months ended June 30, 2017.

For the six months ended June 30, 2018, revenue from operations associated with services and supply items decreased by 4.3 percent to approximately $2,981,000 as compared to approximately $3,114,000 in the six months ended June 30, 2017.

For the six months ended June 30, 2018, all other revenue from operations increased by 35.7 percent to approximately $78,000 as compared to approximately $57,000 in the six months ended June 30, 2017. The increase was largely attributable to an increase in non-aeronautical revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

Total gross profit from operations decreased 23.9 percent to $1,393,242 in the three months ended June 30, 2018 as compared with the three months ended June 30, 2017. Gross margin decreased to 48.4 percent in the three months ended June 30, 2018 as compared to 57.5 percent in the same period in the prior year. The decrease in gross profit is related to lower levels of activity at our Heliport operation in the three months ended June 30, 2018 as compared to the prior year. The decrease in gross margin is related to lower levels of revenue from services and supplies, which generally carry a higher overall gross margin, in the three months ended June 30, 2018 as compared to the same period in the prior year.

Total gross profit from operations decreased 22.7 percent to $2,063,604 in the six months ended June 30, 2018 as compared with the six months ended June 30, 2017. Gross margin decreased to 41.6 percent in the six months ended June 30, 2018 as compared to 51.1 percent in the same period in the prior year. The decreases in gross profit and gross margin are the same reasons that are described above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, were approximately $1,192,000 in the three months ended June 30, 2018, representing a decrease of approximately $305,000 or 20.4 percent, as compared to the same period in the prior year. Total SG&A expenses were approximately $2,096,000 in the six months ended June 30, 2018, representing a decrease of approximately $289,000 or 12.1 percent, as compared to the same period in the prior year.

Operational SG&A expenses associated with our aviation services operations were approximately $1,092,000 in the three months ended June 30, 2018, representing a decrease of approximately $240,000 or 18.0 percent, as compared to the three months ended June 30, 2017. Operational SG&A, as a percentage of revenue, was 38.0 percent for the three months ended June 30, 2018, as compared with 41.8 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

Operational SG&A expenses were approximately $1,829,000 in the six months ended June 30, 2018, representing a decrease of approximately $288,000 or 13.6 percent, as compared to the six months ended June 30, 2017. Operational SG&A, as a percentage of revenue, was 36.9 percent for the six months ended June 30, 2018, as compared with 40.53 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

Corporate SG&A expense were approximately $99,000 for the three months ended June 30, 2018, representing a decrease of approximately $65,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $267,000 for the six months ended June 30, 2018, representing a decrease of approximately $1,000 as compared with the corresponding prior year period.

OPERATING INCOME (LOSS)

Operating income (loss) from operations for the three and six months ended June 30, 2018 was $200,958 and $(32,875), respectively, as compared to operating income of $334,806 and $285,440, in the three and six months ended June 30, 2017. The decrease on a year-over-year basis was driven by lower levels of gross profit, which was partially offset by lower SG&A expenses.

Depreciation and Amortization

Depreciation and amortization was approximately $286,000 and $258,000 for the six months ended June 30, 2018 and 2017, respectively.

Interest (Income) Expense

Interest expense for the six months ended June 30, 2018 was approximately $7,000 as compared to $12,000 in the prior year.

Interest income for the six months ended June 30, 2018 was approximately $26,000 as compared to $0 in the prior year.

Income Tax

Income tax expense for both the three and six months ended June 30, 2018 was $0 as compared to $89,800 and $187,141 for the three and six months ended June 30, 2017. The decrease is attributable to a net loss in the six months ended June 30, 2018 as compared to net income in the same period in 2017.

Net (Loss) Income Per Share

Net (loss) income was $(13,912) and $76,167 for the six months ended June 30, 2018 and 2017, respectively.

Basic and diluted net (loss) income per share for the six month periods ended June 30, 2018 and 2017 was $(0.00) and $0.00, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had cash and cash equivalents of $2,229,005 and a working capital surplus of $3,538,532. For the six months ended June 30, 2018, we generated revenue from operations of $4,955,908 and incurred a net loss of $13,912. For the six months ended June 30, 2018, cash flows included net cash provided by operating activities of $510,804, net cash provided by investing activities of $147,384, and net cash used in financing activities of $153,687.

On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”). As of June 30, 2018, all amounts due under the PNC Loan Agreement, the PNC Acquisition Line, and the PNC Term Loan have been repaid.

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

At any time through and including the Conversion Date, at the Bank’s discretion, we may request that any loan made under the Key Bank Acquisition Note be converted into a term loan to be repaid in full, including accrued interest, by consecutive monthly payments over a 48 month amortization period beginning after the Conversion Date. For any loan that is not converted into a term loan on or before the Conversion Date, we are required to begin making monthly payments of principal and interest after the Conversion Date, over a 48 month amortization period, after which the remaining unpaid principal and accrued interest shall become due and payable. All loans under the Key Bank Acquisition Note shall, after the Conversion Date, accrue interest at a rate per annum equal to the Bank’s four year cost of funds rate plus 2.5%. As of June 30, 2018, there were no amounts due under the Key Bank Acquisition Note.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for us to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. We are required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and are required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of June 30, 2018, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under the PNC Term Loan. Interest on outstanding principal accrues at a fixed rate of 4.85% per annum and is to be paid in equal consecutive monthly installments of $7,772 over a 48 month period. We have the right to prepay principal amounts due under the Key Bank Term Note early without penalty. As of June 30, 2018, $273,533 was outstanding under the Key Bank Term Note.

We are party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5 million in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5 million, or minimum annual guaranteed payments. During the six months ended June 30, 2018 and 2017, we incurred approximately $903,000 and $770,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, we and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”).

Under the Air Tour Agreement, filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015, we may not allow our tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. We were also required to ensure its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, the Company was required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

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

These reductions have negatively impacted our business and financial results as well as those of our management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s Chief Executive Officer and a member of its Board of Directors.  We incurred management fees with Empire Aviation of approximately $628,000 and $940,000 during the six months ended June 30, 2018 and 2017, respectively, which is recorded in administrative expenses.  We and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

On February 6, 2018, we were issued a note by one of its customers at the Heliport. The note schedules approximately $750,000 in receivables payable by such customer, has a maturity date of October 31, 2018, and carries a 7.5 % rate of interest. The customer had missed a scheduled payment in April and was notified of a default under the terms of the note. The customer paid the Company the missed payment, as well as all other scheduled payments due under the note, and is no longer in default. During the second quarter of 2018 Alvin Trenk, our Chief Executive Officer and a member of our Board of Directors, acquired controlling interest in this customer. We are aware of the conflict of interest and we are working to address it.

On April 20, 2018, our Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, our subsidiary may purchase the vehicle for $1.00.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, we entered into a stock purchase agreement, dated June 30, 2015, by and between us and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the our wholly-owned subsidiary. The details of the agreement are described in such Current Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. In September 2017, we received $100,000 due under this agreement and a final payment of $100,000 is expected to be made in September 2018.

During the six months ended June 30, 2018, we had a net increase in cash of $504,501. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2018, net cash provided by operating activities was $510,804. This amount included a decrease in operating cash related to net loss of $13,912 and additions for the following items: (i) depreciation and amortization, $285,877; (ii) stock based compensation, $16,998; (iii) accounts receivable, trade, $361,744; (iv) inventories, $10,878; and (v) deposits, $26,523. These increases in operating activities were offset by decreases in (i) prepaid expenses and other current assets, $72,020; (ii) accounts payable, $99,635; and (ii) accrued expenses, $5,649.

For the six months ended June 30, 2017, net cash used in operating activities was $703,949. This amount included an increase in operating cash related to net income of $76,167 and additions for the following items: (i) depreciation and amortization, $257,948; (ii) loss on sale of charter certificate, $10,000; (iii) stock based compensation, $16,998 ; (iv) deposits, $24,011; and (v) customer deposits, $271. These increases in operating activities were offset by decreases in (i) accounts receivable, trade, $206,414; (ii) inventories, $23,557; (iii) prepaid expenses and other current assets, $444,068; (iv) accounts payable, $320,023; and (v) accrued expenses, $95,282.

Cash from Investing Activities

For the six months ended June 30, 2018, net cash of $147,384 was provided by the payment of notes receivable of $325,000 offset by the purchase of property and equipment of $177,616. For the six months ended June 30, 2017, net cash provided by investing activities was $15,729. This amount included a decrease in operating cash used for the purchase of property and equipment of $9,271 offset by the proceeds from the sale of the Company’s charter certificate for $25,000.

Cash from Financing Activities

For the six months ended June 30, 2018, net cash used in financing activities was $153,687. This amount included $175,774 for the repurchase and cancellation of common stock and $112,913 for the repayment of notes payable, offset by the issuance of notes payable of $135,000. For the six months ended June 30, 2017, net cash used in financing activities was $135,000 for the repayment of notes payable.

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be placed on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

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

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On September 8, 2017, the Company approved a stock repurchase program authorizing the repurchase of up to 2,500,000 shares of its common stock. Beginning on December 6, 2017 and concluding on May 16, 2018, the Company repurchased an aggregate of 3,456,305 shares of common stock from six funds for an aggregate purchase price of approximately $359,866, or an average of $0.10 per share. The Company’s stock repurchase program may be suspended, modified, or discontinued at any time and the Company has no obligation to repurchase any additional common stock.

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

Saker Aviation Services, Inc.

Date: August 14, 2018	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President