Form 10-Q
period 2018-09-30
Saker Aviation Services, Inc.
filed 2018-11-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2018

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

Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐          No ☒

As of November 14, 2018, the registrant had 30,195,034 shares of its common stock, $0.001 par value, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2018

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,783,773	$1,724,504
Accounts receivable	852,331	1,838,664
Inventories	221,751	163,129
Notes receivable – current portion	320,264	370,000
Prepaid expenses and other current assets	515,453	531,691
Total current assets	4,693,572	4,627,988

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,566,318 and $3,158,664 as of September 30,2018 and December 31, 2017, respectively	441,983	669,957

OTHER ASSETS
Deposits	6,933	46,717
Goodwill	750,000	750,000
Deferred income taxes	454,000	454,000
Total other assets	1,210,933	1,250,717
TOTAL ASSETS	$6,346,488	$6,548,662

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$383,823	$495,194
Customer deposits	126,843	126,843
Accrued expenses	290,745	292,341
Notes payable – current portion	110,278	345,000
Total current liabilities	911,689	1,259,378

LONG-TERM LIABILITIES
Notes payable - less current portion	208,133	112,500
Total liabilities	1,119,822	1,371,878

STOCKHOLDERS’ EQUITY
Preferred stock - $.001 par value; authorized 9,999,154; none issued and outstanding
Common stock - $.001 par value; authorized 100,000,000; 30,195,034 and 32,117,554 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	30,195	32,117
Additional paid-in capital	19,748,349	19,896,744
Accumulated deficit	(14,551,878)	(14,752,077)
TOTAL STOCKHOLDERS’ EQUITY	5,226,666	5,176,784
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,346,488	$6,548,662

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUE	$3,280,445	$3,518,712	$8,236,353	$8,743,913

COST OF REVENUE	1,698,504	1,520,900	4,590,808	4,074,958

GROSS PROFIT	1,581,941	1,997,812	3,645,545	4,668,955

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,265,730	1,533,689	3,362,209	3,919,392

OPERATING INCOME	316,211	464,123	283,336	749,563

OTHER (INCOME) EXPENSE:
OTHER EXPENSE	---	---	---	10,000
INTEREST INCOME	(6,574)	---	(32,703)	---
INTEREST EXPENSE	6,220	4,959	13,386	17,091
TOTAL OTHER (INCOME) EXPENSE, net	(354)	4,959	(19,317)	27,091

INCOME BEFORE INCOME TAX	316,565	459,164	302,653	722,472

INCOME TAX EXPENSE	102,454	227,100	102,454	414,241

NET INCOME	$214,111	$232,064	$200,199	$308,231

Basic and Diluted Net Income Per Common Share	$0.01	$0.01	$0.01	$0.01

Weighted Average Number of Common Shares – Basic	30,195,034	33,396,892	31,096,602	33,318,008

Weighted Average Number of Common Shares - Diluted	30,522,620	34,493,889	31,424,188	34,415,005

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$200,199		$308,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	407,654		395,017
Loss on sale of charter certificate	---		10,000
Stock based compensation	25,496		25,496
Changes in operating assets and liabilities:
Accounts receivable, trade	236,069		(210,821)
Inventories	(58,622)		(49,378)
Prepaid expenses and other current assets	16,238		(175,118)
Deposits	39,784		37,543
Accounts payable	(111,371)		(261,395)
Accrued expenses	(1,596)		(67,600)
TOTAL ADJUSTMENTS	553,652		(296,256)

NET CASH PROVIDED BY OPERATING ACTIVITIES	753,851		11,975

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of charter certificate	---		25,000
Payment of notes receivable	800,000		100,000
Purchase of property and equipment	(179,680)		(82,376)
NET CASH PROVIDED BY INVESTING ACTIVITIES	620,320		42,624

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and cancellation of common stock	(175,813)		---
Notes Payable:
Borrowings	135,000		---
Repayments	(274,089)		(277,500)
NET CASH USED IN FINANCING ACTIVITIES	(314,902)		(277,500)

NET CHANGE IN CASH	1,059,269		(222,901)

CASH – Beginning	1,724,504		2,318,629
CASH – Ending	$2,783,773		$2,095,728

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Change in Accounts Receivable through issuance of a Note Receivable:	$750,264	$	---

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Income Taxes	$311,324		$648,826
Interest	$13,386		$17,091

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

The condensed consolidated balance sheet and statements of cash flows as of September 30, 2018 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of September 30, 2018 and its results of operations and cash flows for the three and nine months ended September 30, 2018 not misleading. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated events that have occurred subsequent to September 30, 2018, and through the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (the “SEC”), and has determined that no subsequent events have occurred after the current reporting period.

NOTE 2 – Liquidity

As of September 30, 2018, the Company had cash and cash equivalents of $2,783,773 and a working capital surplus of $3,781,883. For the nine months ended September 30, 2018, the Company generated revenue from operations of $8,236,353 and had a net income of $200,199. For the nine months ended September 30, 2018, cash flows included net cash provided by operating activities of $753,851, net cash provided by investing activities of $620,320, and net cash used in financing activities of $314,902.

On May 17, 2013, the Company entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”). As of September 30, 2018, all amounts due under the PNC Loan Agreement, the PNC Acquisition Line, and the PNC Term Loan have been repaid.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the SEC, on March 15, 2018 the Company entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Loan”).

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

At any time through and including the Conversion Date, at the Bank’s discretion, the Company had the opportunity to request that any loan made under the Key Bank Acquisition Note be converted into a term loan to be repaid in full, including accrued interest, by consecutive monthly payments over a 48 month amortization period beginning after the Conversion Date. For any loan that was not converted into a term loan on or before the Conversion Date, the Company would have been required to begin making monthly payments of principal and interest after the Conversion Date, over a 48 month amortization period, after which the remaining unpaid principal and accrued interest shall become due and payable. All loans under the Key Bank Acquisition Note shall, after the Conversion Date, accrue interest at a rate per annum equal to the Bank’s four year cost of funds rate plus 2.5%. As of September 30, 2018, there were no amounts due under the Key Bank Acquisition Note and no amounts had been converted to a term loan.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and are required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of September 30, 2018, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under the PNC Term Loan. Interest on outstanding principal accrues at a fixed rate of 4.85% per annum and is to be paid in equal consecutive monthly installments of $7,772 over a 48 month period. The Company has the right to prepay principal amounts due under the Key Bank Term Note early without penalty. As of September 30, 2018, $193,342 was outstanding under the Key Bank Term Note.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the nine months ended September 30, 2018 and 2017, the Company incurred approximately $1,350,000 and $1,285,000, respectively, in concession fees which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”).

Under the Air Tour Agreement, filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015, the Company may not allow its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, the Company was required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

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

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s former Chief Executive Officer and a former member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $1,230,000 and $1,780,000 during the nine months ended September 30, 2018 and 2017, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson, and Same Goldstein, one our directors, serves as deputy director of HJTC.

On February 6, 2018, the Company was issued a note by one of its customers at the Heliport. The note scheduled approximately $750,000 in receivables payable by such customer, had a maturity date of October 31, 2018, and carried a 7.5 % rate of interest. As of September 30, 2018, approximately $50,000 in principal plus accrued interest was due under the note. On October 31, 2018, the customer paid the remainder of all amounts due under the note. During the second quarter of 2018, Alvin Trenk, the Company’s former Chief Executive Officer and a former member of its Board of Directors, acquired controlling interest in this customer.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 3, 2016, the Company purchased all of the capital stock of Aircraft Services, Inc. (“Aircraft Services”), an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, the Company made a $150,000 cash payment at closing, a $75,000 installment payment in 2017, and an installment payment of $75,000 in 2018. The closing cash payment and both the 2017 and 2018 installment payments were funded with internal resources. The Company’s purchase of Aircraft Services’ capital stock is discussed in greater detail in a Current Report on Form 8-K filed with the SEC on October 7, 2016 and filed as an Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2016.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries, FirstFlight Heliports, LLC (“FFH”) and our fixed base operation (“FBO”) and aircraft repair, maintenance and overhaul (“MRO”) services at Garden City (Kansas) Regional Airport (“FBOGC”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Net Income Per Common Share

Net income was $200,199 and $308,231 for the nine months ended September 30, 2018 and 2017, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices are greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding, basic	30,195,034	33,396,892	31,096,602	33,318,008

Common shares upon exercise of options and warrants	327,586	1,096,997	327,586	1,096,997

Weighted average common shares outstanding, diluted	30,522,620	34,493,889	31,424,188	34,415,005

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the nine months ended September 30, 2018 and 2017, the Company incurred stock-based compensation costs of approximately $25,500. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2018, the unamortized fair value of the options totaled $8,500.

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

Inventories consist of the following:

	September 30, 2018	December 31, 2017
Parts inventory	$80,259	$82,505
Fuel inventory	132,400	69,822
Other inventory	9,092	10,802
Total inventory	$221,751	$163,129

Included in fuel inventory are amounts held for third parties of $59,933 and $31,147 as of September 30, 2018 and December 31, 2017, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the quarters ended September 30, 2018 and 2017, no services were provided to the Company by Wachtel & Missry, LLP.

As described in more detail in Note 2, Liquidity, the Company is party to a management agreement with Empire Aviation, an entity owned by the children of Alvin S. Trenk, the Company’s former Chief Executive Officer and a former member of the Company’s Board of Directors. In the second quarter of 2018, Mr. Trenk acquired controlling interest in one of the Company’s customers.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three and Nine Months Ended September 30, 2018 and September 30, 2017.

REVENUE

Operating results for the three and nine months ended September 30, 2018 were negatively impacted by a fatal helicopter accident that occurred on March 11, 2018. While the accident was independent of our operation, one of our Heliport customers was the operator of the flight. That customer’s need to focus on the follow-up investigation, and the general market impact of the accident itself, has depressed year-over-year activity at our Heliport and, consequently, contributed to the results reported below.

Revenue from operations decreased by 6.8 percent to $3,280,445 for the three months ended September 30, 2018 as compared with corresponding prior-year period revenue of $3,518,712.

For the three months ended September 30, 2018, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items increased by 9.4 percent to approximately $1,408,000 as compared to approximately $1,286,000 in the three months ended September 30, 2017.

For the three months ended September 30, 2018, revenue from operations associated with services and supply items decreased by 14.7 percent to approximately $1,852,000 as compared to approximately $2,170,000 in the three months ended September 30, 2017.

For the three months ended September 30, 2018, all other revenue from operations decreased by 67.3 percent to approximately $20,000 as compared to approximately $62,000 in the three months ended September 30, 2017. The decrease was largely attributable to a decrease in non-aeronautical revenue generated by our Heliport compared to the same period last year.

Revenue from operations decreased by 5.8 percent to $8,236,353 for the nine months ended September 30, 2018 as compared with corresponding prior-year period revenue of $8,743,913.

For the nine months ended September 30, 2018, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 1.1 percent to approximately $3,305,000 as compared to approximately $3,341,000 in the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, revenue from operations associated with services and supply items decreased by 8.5 percent to approximately $4,832,000 as compared to approximately $5,283,000 in the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, all other revenue from operations decreased by 17.7 percent to approximately $98,000 as compared to approximately $119,000 in the nine months ended September 30, 2017. The decrease was largely attributable to a decrease in non-aeronautical revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

Total gross profit from operations decreased 20.8 percent to $1,581,941 in the three months ended September 30, 2018 as compared with the three months ended September 30, 2017. Gross margin decreased to 48.2 percent in the three months ended September 30, 2018 as compared to 56.8 percent in the same period in the prior year. The decrease in gross profit is related to lower levels of activity at our Heliport operation in the three months ended September 30, 2018 as compared to the prior year. The decrease in gross margin is related to lower levels of revenue from services and supplies, which generally carry a higher overall gross margin, in the three months ended September 30, 2018 as compared to the same period in the prior year.

Total gross profit from operations decreased 21.9 percent to $3,645,545 in the nine months ended September 30, 2018 as compared with the nine months ended September 30, 2017. Gross margin decreased to 44.3 percent in the nine months ended September 30, 2018 as compared to 53.4 percent in the same period in the prior year. The decreases in gross profit and gross margin are due to the same reasons that are described above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, or SG&A, were approximately $1,265,000 in the three months ended September 30, 2018, representing a decrease of approximately $267,000 or 17.5 percent, as compared to the same period in the prior year. Total SG&A expenses were approximately $3,362,000 in the nine months ended September 30, 2018, representing a decrease of approximately $557,000 or 14.2 percent, as compared to the same period in the prior year.

Operational SG&A expenses associated with our aviation services operations were approximately $1,164,000 in the three months ended September 30, 2018, representing a decrease of approximately $251,000 or 17.8 percent, as compared to the three months ended September 30, 2017. Operational SG&A, as a percentage of revenue, was 35.5 percent for the three months ended September 30, 2018, as compared with 40.2 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

Operational SG&A expenses were approximately $2,993,000 in the nine months ended September 30, 2018, representing a decrease of approximately $539,000 or 15.3 percent, as compared to the nine months ended September 30, 2017. Operational SG&A, as a percentage of revenue, was 36.3 percent for the nine months ended September 30, 2018, as compared with 40.4 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

Corporate SG&A expense were approximately $101,000 for the three months ended September 30, 2018, representing a decrease of approximately $16,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $368,000 for the nine months ended September 30, 2018, representing a decrease of approximately $17,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income from operations for the three and nine months ended September 30, 2018 was $316,211 and $283,336, respectively, as compared to operating income of $464,123 and $749,563, in the three and nine months ended September 30, 2017, respectively. The decrease on a year-over-year basis was driven by lower levels of gross profit, which was partially offset by lower SG&A expenses.

Depreciation and Amortization

Depreciation and amortization was approximately $407,000 and $395,000 for the nine months ended September 30, 2018 and 2017, respectively.

Interest Expense (Income)

Interest expense for the nine months ended September 30, 2018 was approximately $13,000 as compared to $17,000 in the same period in the prior year.

Interest income for the nine months ended September 30, 2018 was approximately $33,000 as compared to $0 in the same period in the prior year.

Income Tax

               Income tax expense for both the three and nine months ended September 30, 2018 was $102,454 as compared to $227,100 and $414,241 for the three and nine months ended September 30, 2017, respectively. The decrease is attributable to a decrease in net income in the three and nine months ended September 30, 2018 as compared to net income in the same period in 2017.

Net Income Per Share

Net income was $200,199 and $308,231for the nine months ended September 30, 2018 and 2017, respectively.

Basic and diluted net income per share for both the nine month periods ended September 30, 2018 and 2017 was $0.01.

LIQUIDITY AND CAPITAL RESOURCES

             As of September 30, 2018, we had cash and cash equivalents of $2,783,773 and a working capital surplus of $3,781,883. For the nine months ended September 30, 2018, we generated revenue from operations of $8,236,353 and had net income of $200,199. For the nine months ended September 30, 2018, cash flows included net cash provided by operating activities of $753,851, net cash provided by investing activities of $620,320, and net cash used in financing activities of $314,902.

             On May 17, 2013, we entered into a loan agreement with PNC Bank (the “PNC Loan Agreement”). The PNC Loan Agreement contained three components: (i) a $2,500,000 non-revolving acquisition line of credit (the “PNC Acquisition Line”); (ii) a $1,150,000 working capital line (the “PNC Working Capital Line”); and (iii) a $280,920 term loan (the “PNC Term Loan”). As of September 30, 2018, all amounts due under the PNC Loan Agreement, the PNC Acquisition Line, and the PNC Term Loan have been repaid.

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

             At any time through and including the Conversion Date, at the Bank’s discretion, the Company had the opportunity to request that any loan made under the Key Bank Acquisition Note be converted into a term loan to be repaid in full, including accrued interest, by consecutive monthly payments over a 48 month amortization period beginning after the Conversion Date. For any loan that was not converted into a term loan on or before the Conversion Date, the Company would have been required to begin making monthly payments of principal and interest after the Conversion Date, over a 48 month amortization period, after which the remaining unpaid principal and accrued interest shall become due and payable. All loans under the Key Bank Acquisition Note shall, after the Conversion Date, accrue interest at a rate per annum equal to the Bank’s four year cost of funds rate plus 2.5%. As of September 30, 2018, there were no amounts due under the Key Bank Acquisition Note and no amounts had been converted to a term loan.

             Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for us to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. We are required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and are required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of September 30, 2018, there were no amounts due under the Key Bank Revolver Note.

            Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under the PNC Term Loan. Interest on outstanding principal accrues at a fixed rate of 4.85% per annum and is to be paid in equal consecutive monthly installments of $7,772 over a 48 month period. The Company has the right to prepay principal amounts due under the Key Bank Term Note early without penalty. As of September 30, 2018, $193,342 was outstanding under the Key Bank Term Note.

             We are party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the nine months ended September 30, 2018 and 2017, we incurred approximately $1,350,000 and $1,285,000, respectively, in concession fees which are recorded in the cost of revenue.

             As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, we and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”).

            Under the Air Tour Agreement, filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015, we may not allow our tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. We were also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, we are required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

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

            These reductions have negatively impacted our business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our former Chief Executive Officer and a former member of our Board of Directors.  We incurred management fees with Empire Aviation of approximately $1,230,000 and $1,780,000 during the nine months ended September 30, 2018 and 2017, respectively, which is recorded in administrative expenses.  We and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson.

             On February 6, 2018, we were issued a note by one of its customers at the Heliport. The note scheduled approximately $750,000 in receivables payable by such customer, had a maturity date of October 31, 2018, and carried a 7.5 % rate of interest. As of September 30, 2018, approximately $50,000 in principal plus accrued interest was due under the note. On October 31, 2018, the customer paid the remainder of all amounts due under the note. During the second quarter of 2018, Alvin Trenk, our former Chief Executive Officer and a former member of our Board of Directors, acquired controlling interest in this customer.

            On April 20, 2018, our Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, our subsidiary may purchase the vehicle for $1.00.

             On October 3, 2016, we purchased all of the capital stock of Aircraft Services, Inc. (“Aircraft Services”), an aircraft maintenance services firm located in Garden City, Kansas. Under the terms of the transaction, we made a $150,000 cash payment at closing, a $75,000 installment payment in 2017, and the final installment payment of $75,000 in 2018. The closing cash payment and 2017 and 2018 installment payments were all funded with internal resources. Our purchase of Aircraft Services’ capital stock is discussed in greater detail in a Current Report on Form 8-K filed with the SEC on October 7, 2016 and filed as an Exhibit to our Quarterly Report on Form 10-Q for the period ended September 30, 2016.

             As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, we entered into a stock purchase agreement, dated June 30, 2015, by and between us and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of our wholly-owned subsidiary. The details of the agreement are described in such Current Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. We received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018.

             During the nine months ended September 30, 2018, we had a net increase in cash of $1,059,269. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

      For the nine months ended September 30, 2018, net cash provided by operating activities was $753,851. This amount included an increase in operating cash related to net income of $200,199 and additions for the following items: (i) depreciation and amortization, $407,654; (ii) stock based compensation, $25,496; (iii) accounts receivable, trade, $236,069; (iv) prepaid expenses and other current assets, $16,238; and (v) deposits, $39,784. These increases in operating activities were offset by decreases in (i) inventories, $58,622; (ii) accounts payable, $111,371; and (iii) accrued expenses, $1,596.

          For the nine months ended September 30, 2017, net cash provided by operating activities was $11,975. This amount included an increase in operating cash related to net income of $308,231 and additions for the following items: (i) depreciation and amortization, $395,017; (ii) loss on sale of charter certificate, $10,000; (iii) stock based compensation, $25,496 ; and (iv) deposits, $37,543. These increases in operating activities were offset by decreases in the following (i) accounts receivable, trade, $210,821; (ii) inventories, $49,378; (iii) prepaid expenses and other current assets, $175,118; (iv) accounts payable, $261,395; and (v) accrued expenses, $67,600.

Cash from Investing Activities

       For the nine months ended September 30, 2018, net cash provided by investing activities was $620,320. This amount included the repayment of notes receivable of $800,000 offset by the purchase of property and equipment of $179,680. For the nine months ended September 30, 2017, net cash provided by investing activities was $42,624. This amount included $100,000 provided by the payment of notes receivable and $25,000 of proceeds from the sale of the Company’s charter certificate, offset by a decrease in operating cash used for the purchase of property and equipment of $82,376.

Cash from Financing Activities

       For the nine months ended September 30, 2018, net cash used in financing activities was $314,904. This amount included $175,813 for the repurchase and cancellation of common stock and $274,089 for the repayment of notes payable, offset by the issuance of notes payable of $135,000. For the nine months ended September 30, 2017, net cash used in financing activities was $277,500 for the payment of notes payable.

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be placed on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other filings we make with the SEC. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

              Management, including our President (principal financial officer) and our Chief Executive Officer (principal executive officer), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Saker Aviation Services, Inc.

Date: November 14, 2018	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President & Chief Executive Officer