Form 10-K
period 2018-12-31
Saker Aviation Services, Inc.
filed 2019-03-29
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Common Stock, $0.03 par value

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	x
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes	☐	No	☒

As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of such business day was $1,543,549.

As of March 29, 2019, the Registrant had 1,006,860 shares of its Common Stock, par value $.03 per share, issued and outstanding.

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

PART I

ITEM 1.  BUSINESS

General

Saker Aviation Services, Inc. (“we”, “us”, “our”) is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. Through our subsidiaries, we operate in the aviation services segment of the general aviation industry, in which we serve as the operator of a heliport, a fixed base operation (“FBO”), a provider of aircraft maintenance and repair services (“MRO”), and as a consultant for a seaplane base that we do not own. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

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

Our business activities at the Downtown Manhattan (New York) Heliport facility (the “Heliport”) commenced in July 2008 when we were awarded the Concession Agreement by the City of New York to operate the Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”).

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

Customers

For the fiscal year ended December 31, 2018, four customers represented approximately 59.7% of our revenue. The loss of any of these four customers could represent a significant decrease in revenue that may adversely affect our business and results of operations. Additionally, these four accounts represented approximately 71.0% of the balance of accounts receivable at December 31, 2018. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. We depend significantly on our business with these four customers.

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

Employees

As of December 31, 2018, we employed 32 persons, 26 of which were employed on a full-time basis, and one of which was an executive officer. All of our personnel are employed in connection with our operations in New York and Kansas.

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

For the fiscal year ended December 31, 2018, four customers represented approximately 59.7% of our revenue. Additionally, these four accounts represented approximately 71.0% of the balance of accounts receivable at December 31, 2018. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. The loss of any of our key customers, or the inability of such customers to pay amounts due to us, could result in a significant decrease in revenue that may adversely affect our business and result of operations.

We could be adversely affected by the loss of or failure to extend our material agreements including our Concession Agreement with the City of New York and our lease of the Garden City, Kansas facilities.

A substantial portion of our business depends on our existing material agreements including our Concession Agreement with the City of New York and our lease of facilities in Garden City, Kansas. If we were to lose these agreements, or if these agreements expired without renewal or extension, we may be unable to operate our business in our current geographic markets. Should we lose or fail to extend these agreements, there is no guarantee that we could enter into new agreements with similar terms or into new agreements at all. If we were to enter into material agreements with less favorable terms or if we were unable to enter into new agreements, our business and results of operations would be materially and adversely affected.

Our agreement (the “Air Tour Agreement”) with the New York City Economic Development Corporation (the “NYCEDC”) may continue to negatively impact our business and financial results as well as those of our management company.

Under the Air Tour Agreement, we cannot allow our tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays. We were also required to ensure that our tenant operators reduced the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, since June 1, 2016, we have been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land or strays from agreed upon routes. These provisions of the Air Tour Agreement have, and may continue to, have an adverse effect on our business and results of operations.

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

FBOs are subject to extensive regulatory requirements that could result in significant costs. For example, the FAA, from time to time, issues directives and other regulations relating to the management, maintenance and operation of facilities. Additionally, we may be subject to government procurement regulations as they relate to obtaining new agreements or renewing or extending existing agreements with governmental entities. Compliance with those requirements may cause us to incur significant expenditures. The proposal and enactment of additional laws and regulations, as well as any charges that we have not complied with any such laws and regulations, could significantly increase the cost of our operations and reduce overall revenue. We cannot provide assurance that compliance with existing laws and regulations or that laws or regulations enacted in the future will not adversely affect our business and results of operations.

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

If our employees were to unionize, our operating costs would increase and our business could be adversely affected.

None of our employees are currently represented under a collective bargaining agreement. From time to time, there may be efforts to organize our employees. There is no assurance that our employees will not unionize in the future, particularly if legislation is passed that facilitates unionization. The unionization of our employees could have a material adverse effect on our business, financial condition and results of operations due to the possibility of work stoppage, wage increases, or other developments that may result from the unionization of our employees.

Changes in minimum wage laws outside of our control could affect our profitability.

We have employees who are paid wage rates based on the applicable federal or state minimum wage and increases in the minimum wage may increase our labor costs and reduce profitability. Federal, state, or local minimum wages may be raised in the future and we may be unable or unwilling to increase our prices in order to pass these increased labor costs on to our customers, in which case, our business and results of operations could be materially and adversely affected.

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

As of March 29, 2019, there were 1,006,860 shares of our common stock outstanding. If all of our outstanding common stock purchase warrants and options were exercised, there would be 1,070,193 shares outstanding, an increase of approximately 6.3%. Any further issuances due to additional equity financings, or the granting of additional options could further dilute our existing stockholders, which could cause the value of our common stock to decline.

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

Our Board of Directors currently has the right to authorize the issuance of up to 333,306 shares of one or more series of our preferred stock with such voting, dividend and other rights as our directors determine. Such action can be taken by our Board of Directors without the approval of our shareholders. Accordingly, the holders of any new series of preferred stock could be granted voting rights that reduce the voting power of the holders of our common stock. For example, the preferred holders could be granted the right to vote on a merger as a separate class even if the merger would not have an adverse effect on their rights. This right, if granted, would give such preferred holders a veto with respect to any merger proposal. Alternatively, such preferred holders could be granted a large number of votes per share while voting as a single class with the holders of our common stock, thereby diluting the voting power of the holders of our common stock. In addition, the holders of any new series of preferred stock could be given the option to redeem their shares for cash in the event of a merger. This would make acquiring us less attractive to a potential buyer. Thus, our Board of Directors could authorize the issuance of shares of the new series of preferred stock in order to defeat a proposal for the acquisition of our company that a majority of the holders of our common stock otherwise favor.

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

As of March 29, 2019, our executive officers, directors and their family members and associates, collectively, are entitled to vote approximately 320,745 shares, or 31.9% of the 1,006,860 shares of our outstanding shares of common stock. Accordingly, and because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our Board of Directors, which is currently comprised of three independent directors, a director who is a managing partner of a law firm which provides legal services to us, and one executive officer/director.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

As of March 29, 2019, we lease office and hangar space at the following locations:

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

Market Information

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

The following table sets forth the high and low closing sale prices for the common stock as reported on the OTCQB for the past two most recent fiscal years, as adjusted for the Company's most recent reverse stock split (see Note 14. Subsequent Events).

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2017	$11.850	$4.200

June 30, 2017	$8.220	$3.750

September 30, 2017	$5.700	$3.330

December 31, 2017	$5.070	$3.240

March 31, 2018	$4.980	$2.790

June 30, 2018	$3.900	$2.130

September 30, 2018	$3.870	$2.250

December 31, 2018	$3.300	$2.280

Holders

As of March 29, 2019, there were approximately 220 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

Dividends

Since our inception we have never declared or paid any cash dividends on our common stock. We intend to retain future earnings to finance the growth and development of our business and future operations. Therefore, we do not anticipate paying any cash dividends on shares of our common stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consolidated Statement of Operations Data:	Year Ended December 31, 2018	Year Ended December 31, 2017
(in thousands, except for share and per share data)
Revenue	$11,118	$12,016
Operating Income, before income tax expense	$508	$1,062
Income tax (expense)	$196	$584
Net Income	$312	$478

Net income per share – basic	$0.30	$0.43
Net income per share – diluted	$0.30	$0.42
Weighted average number of shares – basic	1,029,001	1,108,765
Weighted average number of shares – diluted	1,039,599	1,137,687

Balance Sheet Data: (in thousands)	December 31, 2018	December 31, 2017
Working capital surplus	$3,872	$3,369
Total assets	$6,341	$6,549
Total liabilities	$994	$1,372
Stockholders’ equity	$5,347	$5,177
Total liabilities and Stockholders’ equity	$6,341	$6,549

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results for the Years Ended December 31, 2018 and December 31, 2017.

REVENUE

Operating results for the year ended December 31, 2018 were negatively impacted by a fatal helicopter accident that occurred on March 11, 2018. While the accident was independent of our operation, one of our Heliport customers was the operator of the flight. That customer’s need to focus on the follow-up investigation, and the general market impact of the accident itself, has depressed year-over-year activity at our Heliport and, consequently, contributed to the results reported below.

Revenue decreased by 7.5 percent to $11,118,452 for the twelve months ended December 31, 2018 as compared with corresponding prior-year period revenue of $12,016,031.

For the twelve months ended December 31, 2018, revenue associated with services and supply items decreased by 12.0 percent to approximately $6,400,000 as compared to approximately $7,300,000 in the twelve months ended December 31, 2017.

For the twelve months ended December 31, 2018, revenue associated with the sale of jet fuel, aviation gasoline and related items was approximately $4,500,000 in both the twelve months ended December 31, 2018 and 2017. The net zero change in year over year revenue was attributable to the reduction in air tours leading to lesser gallons sold at our Heliport in New York City offset by increased volume of gallons sold at our Kansas location.

For the twelve months ended December 31, 2018, all other revenue increased by 15.9 percent to approximately $174,000 as compared to approximately $150,000 in the twelve months ended December 31, 2017. The increase was largely attributable to an increase in non-aeronautical revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

Total gross profit decreased 21.1 percent to $5,051,761 in the twelve months ended December 31, 2018 as compared to $6,404,450 in the twelve months ended December 31, 2017. Gross margin was 45.4 percent for the twelve months ended December 31, 2018 as compared to 53.3 percent for the same period in 2017. The decrease in gross profit is related to lower levels of activity at our Heliport operation in 2018 as compared to the prior year. The decrease in gross margin is related to lower levels of revenue from services and supplies, which generally carry a higher overall gross margin, in 2018 as compared to the same period in the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses (“SG&A”) were $4,559,578 in the twelve months ended December 31, 2018, a decrease of approximately $752,000 or 14.2 percent, as compared to the same period in 2017.

SG&A associated with our FBO operations were approximately $4,000,000 in the twelve months ended December 31, 2018, a decrease of approximately $756,000, or 15.7 percent, as compared to the twelve months ended December 31, 2017. SG&A associated with our FBO operations, as a percentage of revenue, was 36.5 percent for the twelve months ended December 31, 2018, as compared with 40.1 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to decreased costs related to the lower levels of activity in our Heliport operations.

Corporate SG&A was approximately $501,000 for the twelve months ended December 31, 2018, representing an increase of approximately $4,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income for the year ended December 31, 2018 was $492,183 as compared to $1,093,243 in the year ended December 31, 2017. The decrease on a year-over-year basis was driven by lower levels of gross profit.

Depreciation and Amortization

Depreciation and amortization was approximately $472,000 and $537,000 for the twelve months ended December 31, 2018 and 2017, respectively.

Interest Income and Expense

Interest income for the year ended December 31, 2018 was $33,027, as compared to $0 in the same period in 2017. The increase in interest income was attributable to the issuance of a note receivable from one of our customers at the Heliport. Interest expense for the year ended December 31, 2018 was $17,121, as compared to $21,404 in the same period in 2017.

Impairment of Goodwill and Other Intangibles

             We had $750,000 of goodwill at December 31, 2018 and 2017.

Income Tax

Income tax expense for the twelve months ended December 31, 2018 was approximately $197,000, as compared to $584,000 in the same period in 2017. The decrease is attributable to a decrease in net income in 2018 as compared to net income in the same period in 2017.

Net Income Per Share

Net income for the twelve months ended December 31, 2018 was $311,536 as compared to net income of $477,628 in the twelve months ended December 31, 2017.

Basic and diluted net income per share were each $0.30 for the twelve months ended December 31, 2018 and $0.43 and $0.42, respectively, for the twelve months ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $2,838,649 and a working capital surplus of $3,872,316. We generated revenue of $11,118,452 and had net income of $311,536 for the twelve months ended December 31, 2018. For the twelve months ended December 31, 2018, cash flows included net cash provided by operating activities of $856,258, net cash provided by investing activities of $660,082, and net cash used in financing activities of $402,195.

               As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the SEC, on March 15, 2018 we entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Loan”).

                Proceeds of the Key Bank Acquisition Note were to be dispersed pursuant to a multiple draw demand note dated as of the agreement date, where the Company could, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000, to be used for the Company’s acquisition of one or more business entities. The Company would be required to make consecutive monthly payments of interest, calculated at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%, on any outstanding principal under the Key Bank Acquisition Note from the date of its issuance through September 15, 2018 (the “Conversion Date”).

               At any time through and including the Conversion Date, at the Bank’s discretion, the Company had the opportunity to request that any loan made under the Key Bank Acquisition Note be converted into a term loan to be repaid in full, including accrued interest, by consecutive monthly payments over a 48 month amortization period beginning after the Conversion Date. For any loan that was not converted into a term loan on or before the Conversion Date, the Company would have been required to begin making monthly payments of principal and interest after the Conversion Date, over a 48 month amortization period, after which the remaining unpaid principal and accrued interest shall become due and payable. All loans under the Key Bank Acquisition Note would, after the Conversion Date, accrue interest at a rate per annum equal to the Bank’s four year cost of funds rate plus 2.5%. As of the Conversion Date, there were no amounts due under the Key Bank Acquisition Note and no amounts had been converted to a term loan.

               On October 11, 2018, the Company entered into a new loan agreement with Key Bank (the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2019 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of December 31, 2018, there are no amounts due under the Change of Terms Agreement. A copy of the agreement is filed as an exhibit to this Annual Report on Form 10-K.

                Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and are required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of December 31, 2018, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under the PNC Term Loan. Interest on outstanding principal accrues at a fixed rate of 4.85% per annum and is to be paid in equal consecutive monthly installments of $7,772 over a 48 month period. The Company has the right to prepay principal amounts due under the Key Bank Term Note early without penalty. As of December 31, 2018, $112,117 was outstanding under the Key Bank Term Note.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During both the twelve months ended December 31, 2018 and 2017, we incurred approximately $1,800,000 in concession fees which are recorded in the cost of revenue.

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

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s former Chief Executive Officer and a former member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $1,800,000 and $2,500,000 during the twelve months ended December 31, 2018 and 2017, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson, and Sam Goldstein, one our directors, serves as deputy director of HJTC.

On February 6, 2018, the Company was issued a note by one of its customers at the Heliport. The note scheduled approximately $750,000 in receivables payable by such customer, had a maturity date of October 31, 2018, and carried a 7.5% rate of interest. As of December 31, 2018, all amounts due under the note have been paid. During the second quarter of 2018, Alvin Trenk, the Company’s former Chief Executive Officer and a former member of its Board of Directors, acquired controlling interest in this customer.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

         As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. We accepted as down payment for the stock purchase the title to a Falcon 10 aircraft owned by Mr. Peck. The aircraft was subsequently sold but that buyer reneged on the deal. We repossessed the aircraft and are in the process of re-marketing. The $270,000 in Note Receivable on the balance sheet will be recouped through the sale.

Our anticipated capital expenditures in 2019 are approximately $50,000 - $100,000.

During the twelve months ended December 31, 2018, we had a net increase in cash of $1,114,145. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2018, net cash provided by operating activities was $856,258. This amount included an increase in operating cash related to net income of $311,536 and additions for the following items: (i) depreciation, $472,067; (ii) stock-based compensation expense, $33,997; (iii) accounts receivable, trade, $240,586; and (iv) deposits, $44,205. The increase in cash provided by operating activities in 2018 was offset by the following items: (i) inventories, $7,736; (ii) prepaid expenses and other current assets, $34,783; (iii) deferred income taxes, $53,000; (iv) accounts payable, $146,903; and (v) accrued expenses, $3,711. For the year ended December 31, 2017, net cash provided by operating activities was $53,323. This amount included an increase in operating cash related to net income of $477,628 and additions for the following items: (i) depreciation, $536,598; (ii) loss of sale of charter certificate, $10,000; (iii) stock-based compensation expense, $33,997; (iv) deposits, $50,534; and (v) customer deposits, $271. The increase in cash provided by operating activities in 2017 was offset by the following items: (i) accounts receivable, trade, $364,257; (ii) inventories, $50,024; (iii) prepaid expenses and other current assets, $94,105; (iv) deferred income taxes, $131,000; (v) accounts payable, $347,217; and (vi) accrued expenses, $69,102.

Cash from Investing Activities

For the year ended December 31, 2018, net cash provided by investing activities was $660,082. This amount included payments of note receivable of $850,264 offset by purchases of property and equipment of $190,182. For the year ended December 31, 2017, net cash used in investing activities was $7,158. This amount included purchase of property and equipment of $132,158; offset by payment of notes receivable of $100,000 and proceeds of $25,000 from the sale of a charter certificate.

Cash from Financing Activities

      For the year ended December 31, 2018, net cash used in financing activities was $402,195 of which $361,379 was attributable to the repayment of notes payable and $175,815 to the repurchase and cancellation of common stock, offset by the issuance of notes payable of $135,000. For the year ended December 31, 2017, net cash used in financing activities was $513,718 of which $345,000 was attributable to the repayment of notes payable and $168,718 to the repurchase and cancellation of common stock.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable, Trade

      The Company extends credit to large and mid-size companies for products and services. The Company has concentrations of credit risk in that 71.0% of the balance of its accounts receivable at December 31, 2018 is made up of only four customers. At December 31, 2018, accounts receivable from the Company’s four largest accounts amounted to approximately $285,350 (33.7%), 202,080 (23.8%), $101,678 (12.0%), and $12,671 (1.5%), respectively. In addition, these four customers represented approximately 59.7% of our revenue in 2018. At December 31, 2017, accounts receivable from the Company’s four largest accounts amounted to approximately $804,263 (43.7%), $515,962 (28.1%), $253,740 (13.8%), and $122,449 (6.7%), respectively. In addition, these four customers represented approximately 67.6% of our revenue in 2017. The Company has in place a security deposit in connection with each of these receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

Goodwill and Intangible Assets

             Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. We assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. We performed an analysis of our goodwill and intangible assets at December 31, 2018 and 2017.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2015.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 became effective for us on January 1, 2019, and we have adopted the new standard using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02 may have on our consolidated financial statements and disclosures.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	18

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2018 and 2017	19

Consolidated Statements of Operations For the Years Ended December 31, 2018 and 2017	20

Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2018 and 2017	21

Consolidated Statements of Cash Flows For the Years Ended December 31, 2018 and 2017	22

Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Kingston, Pennsylvania

March 29, 2019

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$2,838,649	$1,724,504
Accounts receivable	847,814	1,838,664
Inventories	170,865	163,129
Notes receivable – current portion	270,000	370,000
Prepaid expenses and other current assets	566,474	531,691
Total current assets	4,693,802	4,627,988

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,630,731and $3,158,664 respectively	388,072	669,957

OTHER ASSETS
Deposits	2,512	46,717
Goodwill	750,000	750,000
Deferred income taxes	507,000	454,000
Total other assets	1,259,512	1,250,717
TOTAL ASSETS	$6,341,386	$6,548,662

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$348,291	$495,194
Customer deposits	126,843	126,843
Accrued expenses	288,630	292,341
Notes payable – current portion	57,722	345,000
Total current liabilities	821,486	1,259,378

LONG-TERM LIABILITIES
Notes payable - less current portion	173,399	112,500
Total liabilities	994,885	1,371,878

STOCKHOLDERS’ EQUITY
Preferred stock - $.03 par value; authorized 333,306; none issued and outstanding
Common stock - $.03 par value; authorized 3,333,334; 1,006,768 and 1,070,586 shares issued and outstanding as of December 31,2018 and 2017, respectively	30,203	32,117
Additional paid-in capital	19,756,839	19,896,744
Accumulated deficit	(14,440,541)	(14,752,077)
TOTAL STOCKHOLDERS’ EQUITY	5,346,501	5,176,784
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,341,386	$6,548,662

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2018	2017

REVENUE	$11,118,452	$12,016,031

COST OF REVENUE	6,066,691	5,611,581

GROSS PROFIT	5,051,761	6,404,450

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,559,578	5,311,207

OPERATING INCOME	492,183	1,093,243

OTHER INCOME (EXPENSE):
OTHER INCOME	447	(10,211)
INTEREST INCOME	33,027	---
INTEREST EXPENSE	(17,121)	(21,404)

TOTAL OTHER INCOME (EXPENSE)	16,353	(31,615)

INCOME FROM OPERATIONS, before income taxes	508,536	1,061,628

INCOME TAX EXPENSE (BENEFIT)
CURRENT	250,000	715,000
DEFERRED	(53,000)	(131,000)

INCOME TAX EXPENSE	197,000	584,000

NET INCOME	$311,536	$477,628

Basic Net Income Per Common Share	$0.30	$0.43

Diluted Net Income Per Common Share	$0.30	$0.42

Weighted Average Number of Common Shares – Basic	1,029,001	1,108,765
Weighted Average Number of Common Shares – Diluted	1,039,599	1,137,687

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2018 and 2017

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE – January 1, 2017	1,105,254	$33,157	$20,030,425	$(15,229,705)	$4,833,877

Amortization of stock based compensation			33,997		33,997

Issuance of Common Stock	16,458	494	(494)		0

Repurchase and cancellation of Common Stock	(51,126)	(1,534)	(167,184)		(168,718)

Net income				477,628	477,628

BALANCE – December 31, 2017	1,070,586	$32,117	$19,896,744	$(14,752,077)	$5,176,784

Amortization of stock based compensation			33,997		33,997

Issuance of Common Stock	266	8	(8)		0

Repurchase and cancellation of Common Stock	(64,084)	(1,922)	(173,894)		(175,816)

Net income				311,536	311,536

BALANCE – December 31, 2018	1,006,768	$30,203	$19,756,839	$(14,440,541)	$5,346,501

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$311,536		$477,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	472,067		536,598
Loss on sale of charter certificate	---		10,000
Stock based compensation	33,997		33,997
Changes in operating assets and liabilities:
Accounts receivable, trade	240,586		(364,257)
Inventories	(7,736)		(50,024)
Prepaid expenses and other current assets	(34,783)		(94,105)
Deposits	44,205		50,534
Deferred income taxes	(53,000)		(131,000)
Accounts payable	(146,903)		(347,217)
Customer deposits	---		271
Accrued expenses	(3,711)		(69,102)
TOTAL ADJUSTMENTS	544,722		(424,305)

NET CASH PROVIDED BY OPERATING ACTIVITIES	856,258		53,323

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of notes receivable	850,264		100,000
Proceeds from sale of charter certificate	---		25,000
Purchase of property and equipment	(190,182)		(132,158)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	660,082		(7,158)

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable:
Borrowings:	135,000		--
Repayments	(361,379)		(345,000)
Repurchase and cancellation of common stock	(175,816)		(168,718)
NET CASH USED IN FINANCING ACTIVITIES	(402,195)		(513,718)

NET CHANGE IN CASH	1,114,145		(467,553)

CASH – Beginning	1,724,504		2,192,057
CASH – Ending	$2,838,649		$1,724,504

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Change in Accounts Receivable through issuance of a Note Receivable:	$750,264	$	---

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$17,121		$21,404
Income taxes	$341,547		$730,828

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

NOTE 2 – Liquidity and Material Agreements

As of December 31, 2018, we had cash of $2,838,649 and a working capital surplus of $3,872,316. We generated revenue of $11,118,452 and had net income of $311,536 for the twelve months ended December 31, 2018.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the SEC, on March 15, 2018 we entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Loan”).

Proceeds of the Key Bank Acquisition Note were to be dispersed pursuant to a multiple draw demand note dated as of the agreement date, where the Company could, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000, to be used for the Company’s acquisition of one or more business entities. The Company was required to make consecutive monthly payments of interest, calculated at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%, on any outstanding principal under the Key Bank Acquisition Note from the date of its issuance through September 15, 2018 (the “Conversion Date”).

At any time through and including the Conversion Date, at the Bank’s discretion, the Company had the opportunity to request that any loan made under the Key Bank Acquisition Note be converted into a term loan to be repaid in full, including accrued interest, by consecutive monthly payments over a 48 month amortization period beginning after the Conversion Date. For any loan that was not converted into a term loan on or before the Conversion Date, the Company would have been required to begin making monthly payments of principal and interest after the Conversion Date, over a 48 month amortization period, after which the remaining unpaid principal and accrued interest would become due and payable. All loans under the Key Bank Acquisition Note would, after the Conversion Date, accrue interest at a rate per annum equal to the Bank’s four year cost of funds rate plus 2.5%. As of the Conversion Date, there were no amounts due under the Key Bank Acquisition Note and no amounts had been converted to a term loan.

On October 11, 2018, the Company entered into a new loan agreement with the Bank (the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2019 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of December 31, 2018, there are no amounts due under the Change of Terms Agreement. A copy of the agreement is filed as an exhibit to this Annual Report on Form 10-K.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and are required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of December 31, 2018, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under the PNC Term Loan. Interest on outstanding principal accrues at a fixed rate of 4.85% per annum and is to be paid in equal consecutive monthly installments of $7,772 over a 48 month period. The Company has the right to prepay principal amounts due under the Key Bank Term Note early without penalty. As of December 31, 2018, $112,117 was outstanding under the Key Bank Term Note.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During both the twelve months ended December 31, 2018 and 2017, we incurred approximately $1,800,000 in concession fees which are recorded in the cost of revenue.

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

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s former Chief Executive Officer and a former member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $1,800,000 and $2,500,000 during the twelve months ended December 31, 2018 and 2017, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson, and Sam Goldstein, one our directors, serves as deputy director of HJTC.

On February 6, 2018, the Company was issued a note by one of its customers at the Heliport. The note scheduled approximately $750,000 in receivables payable by such customer, had a maturity date of October 31, 2018, and carried a 7.5% rate of interest. As of December 31, 2018, all amounts due under the note have been paid. During the second quarter of 2018, Alvin Trenk, the Company’s former Chief Executive Officer and a former member of its Board of Directors, acquired controlling interest in this customer.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. The Company accepted as down payment for the stock purchase the title to a Falcon 10 aircraft owned by Mr. Peck. The aircraft was subsequently sold but that buyer reneged on the deal. The Company repossessed the aircraft and are in the process of re-marketing. The $270,000 in Note Receivable on the balance sheet will be recouped through the sale.

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

Notes To Consolidated Financial Statements

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

Accounts Receivable, Trade and Revenue Concentration

The Company extends credit to large and mid-size companies for products and services. The Company has concentrations of credit risk in that 71.0% of the balance of its accounts receivable at December 31, 2018 is made up of only four customers. At December 31, 2018, accounts receivable from the Company’s four largest accounts amounted to approximately $285,350 (33.7%), 202,080 (23.8%), $101,678 (12.0%), and $12,671 (1.5%), respectively. In addition, these four customers represented approximately 59.7% of our revenue in 2018. At December 31, 2017, accounts receivable from the Company’s four largest accounts amounted to approximately $804,263 (43.7%), $515,962 (28.1%), $253,740 (13.8%), and $122,449 (6.7%), respectively. In addition, these four customers represented approximately 67.6% of our revenue in 2017. The Company has in place a security deposit in connection with each of these receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

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

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. The Company assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. The Company performed an analysis of its goodwill and intangible assets at December 31, 2018 and 2017.

Revenue Recognition

Revenue for the sales of products is recognized at the time products are delivered to customers. Revenue for services is recognized at the time the services are performed and provided to customers.

In 2014, the Financial Accounting Standard Board (the “FASB”) issued ASC 606, Revenue from Contracts with Customers (“ASC 606”), replacing the existing accounting standard and industry specific guidance for revenue recognition with a five-step model for recognizing and measuring revenue from contracts with customers. The underlying principle of the new standard is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 became effective on January 1, 2018 and we adopted it using the modified retrospective method applied to open contracts and only to the version of the contracts in effect as of January 1, 2018. Prior period amounts have not been adjusted and continue to be reflected in accordance with our historical accounting. There was no impact on the consolidated financial statements and no cumulative effect adjustment was recognized.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Customer Deposits

Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2018 and 2017 was approximately $33,118 and $36,370, respectively.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2015.

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Year Ended December 31,
	2018(1)	2017(1)
Weighted average common shares outstanding, basic	1,029,001	1,108,765

Common shares upon exercise of options	10,598	28,922

Weighted average common shares outstanding, diluted	1,039,599	1,137,687

(1)

Common shares of 39,402 and 27,745 underlying outstanding stock options for the years ended December 31, 2018 and 2017, respectively, were excluded from the computation of diluted earnings per share as their inclusion would be antidilutive.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the years ended December 31, 2018 and 2017, the Company incurred stock based compensation of $33,997. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2018, the unamortized fair value of the options totaled $24,000 and the weighted average remaining amortization period of the options approximated five years.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

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

The fair value of each share-based payment award granted during the years ended December 31, 2018 and 2017 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2018	2017
Dividend yield	0%	0%
Expected volatility	740%	718%
Risk-free interest rate	2.5%	2.1%
Expected lives (in years)	5.0	5.0

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2018 and 2017, was $3.03 and $3.24, respectively.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 became effective for us on January 1, 2019, and we have adopted the new standard using a modified retrospective approach. We are currently evaluating the impact that the adoption of ASU 2016-02 may have on our consolidated financial statements and disclosures.

 NOTE 4 – Inventories

Inventory consists primarily of aviation fuel, which the Company dispenses to its customers, and parts inventory as a result of the acquisition of Aircraft Services. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	December 31,
	2018	2017
Parts inventory	$82,384	$82,505
Fuel inventory	76,761	69,822
Other inventory	11,720	10,802
Total inventory	$170,865	$163,129

Included in fuel inventory are amounts held for third parties of $37,675 and $31,147 as of December 31, 2018 and 2017, respectively, with an offsetting liability included as part of accrued expenses.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 5 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2018	2017	Useful Life (years)
Aircraft	$56,000	$56,000	7	–	12
Vehicles	467,972	309,574	5	–	10
Office furniture and equipment	409,260	387,728	3	–	7
Tools and shop equipment	81,847	78,398	3	–	10
Leasehold improvements	2,803,724	2,796,921	10	–	20
Building/fuel farm	200,000	200,000	7	–	17
Total	4,018,803	3,828,621
Less: accumulated depreciation and amortization	(3,630,731)	(3,158,664)
Property and equipment, net	$388,072	$669,957

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was approximately $472,000 and $537,000, respectively.

NOTE 6 – Goodwill and Intangible Assets

The Company had $750,000 of goodwill at December 31, 2018 and 2017.

NOTE 7 – Notes Payable

Notes payable consist of:	December 31,
	2018	2017
Key Bank Term Note. Interest 4.85%, monthly installment payments of $7,772, matures March 31, 2022.	$112,117	---

Commerce Bank Truck Lease. LIBOR plus 416 basis points, matures April 30, 2023.	119,004	---

PNC Bank Acquisition Line of Credit converted to a Promissory Note on May 17, 2014 – paid in full.	---	$382,500

Notes payable paid in full.	---	75,000

Subtotal	231,121	457,500

Less: current portion	(57,722)	(345,000)

Total – long term	$173,399	$112,500

Aggregate annual maturities of debt are as follows:

For the years ended December 31,	Total
2019	$57,722
2020	60,708
2021	63,851
2022	38,681
2023	10,159
TOTAL	$231,121

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 8 – Income Taxes

The Company’s deferred tax assets consisted of the following:

	December 31,
Deferred tax assets:	2018		2017
Stock based compensation		$50,000		$50,000
Goodwill and intangibles		21,000		39,000
Property and equipment		486,000		415,000
Total deferred tax assets		557,000		504,000
Valuation Allowance		(50,000)		(50,000)

Deferred tax asset – net of valuation allowance		$507,000		$454,000

Change in valuation allowance	$	---	$	---

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:	December 31,
	2018	2017
Tax expense at statutory rate	21.0%	30.8%
State and local income taxes, net of federal	17.7%	24.2%
Effective income tax expense rate	38.7%	55.0%

On December 22, 2017, the 2017 Tax Cut and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions, including a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the estimated transition tax, re-measuring our U.S. deferred tax assets and liabilities at a 21% rate as well as reassessing the net realizability of our deferred tax assets and liabilities. The provisional amount related to the re-measurement of our deferred tax balance resulted in an increase in tax expense of approximately $42,000 in 2017.

NOTE 9 – Stockholders’ Equity

Stock Options

On December 12, 2006, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Option Plan of 2005 (the “Plan”). The Plan is administered by the Company’s Compensation Committee and provides for 250,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Compensation Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. The fair value of stock options are calculated in accordance with FASB ASC Topic 718.  As of December 31, 2018 and 2017, there were 186,668 and 193,334 shares available for grant as options under the Plan, respectively.

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, December 31, 2016	73,333	$2.196
Granted	13,333	3.240
Exercised	(30,000)	1.887
Balance, December 31, 2017	56,666	$2.606
Granted	13,333	2.400
Exercised	(6,667)	2.310
Balance, December 31, 2018	63,332	$2.594

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On April 18, 2017, an option of 10,000 shares was exercised.

On November 21, 2017, four sets of options of 3,333 shares were exercised.

On November 30, 2017, two sets of options of 3,333 shares were exercised.

On December 1, 2017, the Company granted a stock option under the Plan to each of the three non-employee directors plus the former Chief Executive Officer, who otherwise accepts no compensation, to purchase 3,333 shares of common stock at $3.24 per share, the closing price of the Company’s common stock on December 1, 2017. Each option vests on December 1, 2018 and expires on December 1, 2022. These options are collectively valued at $43,200 and are being amortized over the vesting period.

On December 6, 2017, the Company repurchased 51,126 shares of the Company’s common stock.

On January 30, 2018, the Company repurchased 4,647 shares of the Company’s common stock.

On May 16, 2018, the Company repurchased 59,437 shares of the Company’s common stock.

On December 1, 2018, two sets of options of 3,333 shares were exercised.

On December 1, 2018, the Company granted a stock option under the Plan to each of the four non-employee directors, who otherwise accepts no compensation, to purchase 3,333 shares of common stock at $2.40 per share, the closing price of the Company’s common stock on December 1, 2018. Each option vests on December 1, 2019 and expires on December 1, 2023. These options are collectively valued at $31,997 and are being amortized over the vesting period.

A summary of the Company’s stock options outstanding at December 31, 2018 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$2.400	13,333	4.92	---	$8,438
$3.240	13,333	3.92	13,333	$0
$2.250	13,333	2.92	13,333	$10,438
$2.400	13,333	1.92	13,333	$8,438
$2.550	10,000	.92	10,000	$4,829
TOTALS	63,332		49,999	$32,143

Warrants

The company does not have any warrants outstanding as of December 31, 2018.

Preferred Stock

As of December 31, 2018 and 2017, the Company has 333,306 shares of preferred stock authorized and none of which is issued and outstanding.  As described further in Note 14. Subsequent Events, on February 27, 2019, the Company filed with the Secretary of State of the state of Nevada a certificate of amendment to our articles of incorporation. The amendment provided for, among other things, a reduction in the number of authorized shares of preferred stock to 333,306. The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine.

NOTE 10 – Employee Benefit Plan

The Company maintains a 401K Plan (the “401K Plan”), which covers all employees of the Company. The 401K Plan contains an option for the Company to match each participant's contribution. Employer contribution vests over a five-year period on a 20% per year basis. Company contributions to the 401K Plan totaled approximately $30,000 and $31,000 for the years ended December 31, 2018 and 2017, respectively.

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

Fixed rent expense aggregated approximately $35,000 in 2018 and 2017. Flowage fees on fuel gallons purchased aggregated approximately $49,000 and $47,000 for the years ended December 31, 2018 and 2017, respectively.

Future minimum rental payments under the Company’s operating leases are as follows:

For the year ended
December 31,	Total
2019	$33,024
2020	33,024
2021	33,024
2022	33,024
2023	33,024
Thereafter	231,168
TOTAL	$396,288

NOTE 12 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the year ended December 31, 2018 and 2017, no services were provided to the Company by Wachtel & Missry, LLP.

As described in more detail in Note 2, Liquidity, the Company is party to a management agreement with Empire Aviation, an entity owned by the children of Alvin S. Trenk, the Company’s former Chief Executive Officer and a former member of our Company’s Board of Directors.

NOTE 13 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 14 – Subsequent Events

On February 27, 2019, the Company filed with the Secretary of State of the state of Nevada a certificate of amendment to our articles of incorporation. The amendment provided for a reverse stock split (the “Reverse Split”) of the Company’s outstanding shares of common stock at a ratio of 1-for-30. This amendment further provided for a reduction in the number of authorized shares of Common Stock to 3,333,334, as well as for a reduction in the number of authorized shares of preferred stock to 333,306 (the Authorized Share Reduction”). The amendment had an effective date and time of 12:01 a.m. Eastern Time on March 1, 2019 for stockholders of record on February 27, 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

      Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

ITEM 9B.  OTHER INFORMATION

            None.

Part III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of the Company as of December 31, 2018:

Name	Age	Position

William B. Wachtel	64	Director, Chairman of the Board

Ronald J. Ricciardi	57	Director, President & Chief Executive Officer

Samuel Goldstein	40	Director

Marc Chodock	40	Director

Roy Moskowitz	64	Director

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

Ronald J. Ricciardi – Director, President and Chief Executive Officer

Mr. Ricciardi was designated as Chief Executive Officer on November 29, 2018 and was re-appointed as our President on the same date. From August 2004 until September 2006, Mr. Ricciardi also served as our Acting Chief Financial Officer. Mr. Ricciardi was a director of Saker’s predecessor entity since its inception in 2003 and continues to serve in that capacity for the current entity. From December 2006 until October 2010, Mr. Ricciardi served as Vice Chairman of the Board. Mr. Ricciardi served as Chairman of the Board from April 2009 until October 2011.

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

Mr. Ricciardi’s participation is important to our Board of Directors because of his almost 15 years of experience working in a variety of roles with us, including his service on our Board of Directors, combined with his knowledge of the aviation industry and his extensive management experience, all of which demonstrate his strong commitment to us and make him a valued member of our Board of Directors.

Samuel Goldstein – Director

Mr. Goldstein was appointed as a director on September 21, 2018.

              Mr. Goldstein has served since 2014, and continues to serve, as Deputy Director of the Helicopter Tourism and Jobs Council (“HTJC”). During this time, HTJC successfully negotiated a settlement with the City of New York enabling the helicopter air tour industry to continue operations. Concurrently, Mr. Goldstein was a principal at Kivvit Public Affairs from 2017 to 2018 and served previously as the director of government relations for Selfhelp Community Services, one of New York’s largest senior housing and social service organizations, from 2008 to 2013.

             Mr. Goldstein’s participation is important to our Board of Directors because his exposure and outreach skills developed in part as Deputy Director of HTJC, and corresponding knowledge of the local helicopter marketplace, enable Mr. Goldstein to advise the Company on potential courses of action.

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

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of Marc Chodock, Roy P. Moskowitz and Samuel Goldstein; the Nominating Committee comprised of William B. Wachtel and Ronald J. Ricciardi; and the Compensation Committee comprised of Roy P. Moskowitz and Marc Chodock.

Section 16(a) of the Exchange Act Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2018 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2018, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act or has since rectified any necessary filings, except for Messrs. Goldstein, Wachtel, Chodock, and Moskowitz, each of whom filed one late Form 4 reporting one transaction.

Corporate Governance

There have been no changes to the procedures by which our security holders may recommend nominees to our Board of Directors since our Board of Directors set forth such policy in our proxy statement for our Annual Meeting of Stockholders held on November 6, 2013.

Our Board of Directors has determined that, of its Audit Committee, Marc Chodock qualifies as a financial expert as such term is defined in applicable SEC rules, and Roy P. Moskowitz, Samuel Goldstein and Marc Chodock qualify as “independent” as such term is defined by the rules of the Nasdaq Stock Market.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us during the fiscal years ended December 31, 2018 and 2017 for services performed on our behalf with respect to the person who served as our executive officer as of December 31, 2018.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	All Other Compensation ($)(3)	Total ($)

Ronald J. Ricciardi, President and Chief Executive Officer	2018	150,000	17,306	167,306
	2017	150,000	16,692	166,692

1.	Mr. Ricciardi received a base salary of $150,000 in 2018 and 2017.

2.

Mr. Ricciardi receives health insurance coverage estimated at a value of approximately $1,067 per month in 2018 and approximately $1,016 in 2017. Mr. Ricciardi received a match to his 401K contributions from us amounting to approximately $4,500 in both 2018 and 2017.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

There are no outstanding equity awards at December 31, 2018.

2018 DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Samuel Goldstein	1,000	8,000	9,000

William B. Wachtel	3,000	8,000	11,000

Marc Chodock	5,250	8,000	13,250

Roy P. Moskowitz	4,500	8,000	12,500

1.

Each non-employee director is entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.

Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2018, the Board of Directors granted each non-employee director an option for their service in 2018. Each option was for 3,333 shares and was priced at $2.40 per share, which was the closing sales price of our common stock on December 1, 2018. The options vest on December 1, 2019 and may be exercised until December 1, 2023. See Item 12 for a description of all outstanding options held by non-employee directors at December 31, 2018. The fair value of the option awards are calculated in accordance with FASB ASC Topic 718.

Employment Agreements

We do not have any current employment agreements.

Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. Our 401k Plan (the “401K Plan”) covers all of our employees. The 401K Plan contains an option for us to match each participant's contribution. Any contributions by us vest over a five-year period on a 20% per year basis. In January 2011, we set our match of participant contributions at a rate of 50% of the first 6% of participant deferrals. Our contributions to the 401K Plan totaled approximately $30,000 and $31,000 for the years ended December 31, 2018 and 2017, respectively.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of December 31, 2018, as adjusted for the Company's March 2019 reverse stock split, regarding the beneficial ownership of our common stock by:

●	each of our current executive officer and directors; and
●	all of our current directors and executive officer as a group; and
●	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

	Number of Shares		Percentage of
	of Common Stock		Common Stock
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned (1)

William B. Wachtel (2)	187,280	(3)	18.6%

Ronald J. Ricciardi (4)	43,632	(5)	4.3%

Marc Chodock (6)	110,000	(7)	10.9%

Samuel Goldstein	0	(9)	0.0%

Roy P. Moskowitz (8)	13,167	(11)	1.3%

All directors and officers	354,079		35.1%
as a group (4 in number)

Ronald I. Heller (10)	64,085	(12)	6.4%

All Beneficial Holders as a group (5 in number)	418,164		41.5%

(1)

The percentages computed in the table are based upon 1,006,768 shares of our common stock, which were outstanding on December 31, 2018. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of December 31, 2018.

(2)	William B. Wachtel is our Chairman of the Board and a director. Mr. Wachtel’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(3)

The shares of our common stock reported in the table include: (a) 6,467 shares purchased by Mr. Wachtel in the open market; (b) an aggregate of 1,550 shares issued in connection with the cashless exercise of options; (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2019, which option is currently exercisable; (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2020, which option is currently exercisable; (e) 3,333 shares issuable upon the exercise of an option expiring December 1, 2021, which option is currently exercisable; (f) 3,333 shares issuable upon the exercise of an option expiring December 1, 2022, which option is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 3,333 shares issuable upon the exercise of an option granted on December 1, 2018, which shall become exercisable on December 1, 2019; and (y) 11,113 shares of our common stock acquired by Wachtel Missry, LLP, which has provided certain legal services for us. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)	Ronald J. Ricciardi is our President, Chief Executive Officer and a director. Mr. Ricciardi’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(5)	The shares of our common stock reported in the table include 8,846 shares issued in connection with a cashless exercise of an option to purchase 10,000 shares.

(6)	Marc Chodock is a director. Mr. Chodock’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(7)

The shares of our common stock reported in the table include 100,000 shares based on a Schedule 13D filed with the SEC on February 9, 2015. The reporting persons are (i)ACM Value Opportunities Fund I, LP, a Delaware limited partnership (the “Fund”), with respect to the shares of our common stock directly owned by it; (ii) ACM Value Opportunities Fund I GP, LLC, a Delaware limited liability company  (the “General Partner”), as general partner of the Fund, with respect to the shares of our common stock directly owned by the Fund, (iii) Arvice Capital Management, LLC, a Delaware limited liability company (the “Manager”), as manager of the Fund, with respect to the shares of our common stock directly owned by the Fund; and (iv) Mr. Marc Chodock (“Mr. Chodock”), as managing member of the Manager, with respect to the shares of our common stock directly owed by the Fund.  The business address of each of the Reporting Persons is 110 East 25th St., 3rd Floor, New York, New York 10011.  In addition, the shares of our common stock reported in the table include: (a) 3,333 shares issuable upon the exercise of an option expiring December 1, 2020, which option is currently exercisable and (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2021, which option is currently exercisable and c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2022, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2018, which shall become exercisable on December 1, 2019.

(8)	Samuel Goldstein is a director. Mr. Goldstein’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(9)	The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2018, which shall become exercisable on December 1, 2019.

(10)	Roy P. Moskowitz is a director. Mr. Moskowitz’s address is 20 South Street, Pier 6 East River, New York, New York 10004.

(11)

The shares of our common stock reported in the table include (a) 3,167 shares purchased by Mr. Moskowitz in the open market; (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2020, which option is currently exercisable; (c) 3,333 shares issuable under the exercise of an option expiring December 1, 2021, which option is currently exercisable ; and (d) 3,333 shares issuable under the exercise of an option expiring December 1, 2022, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2018, which shall become exercisable on December 1, 2019.

(12)

Ronald I. Heller’s address is c/o Heller Capital Partners, 700 E. Palisade Avenue, Englewood, NJ 07632. Mr. Heller is the beneficial owner of 64,085 shares of common stock. The Heller Family Foundation holds 45,752 shares of common stock and the Ronald I. Heller IRA holds 18,333 shares of common stock. Mr. Heller controls the voting and disposition of such securities held by the Heller Family Foundation and Ronald I. Heller IRA.

Securities Authorized for Issuance under Equity Compensation Plans

      The following table set forth certain information, as of December 31, 2018, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	63,332	$2.580	186,668

Equity compensation plans not approved by security holders	—	$—	—
Total	63,332	$2.580	186,668

We received stockholder approval on December 12, 2006 for the Saker Aviation Services, Inc. Stock Option Plan of 2005 which relates to 250,000 shares of our common stock.

            On February 27, 2019, the Company filed with the Secretary of State of the state of Nevada a certificate of amendment to our articles of incorporation. The amendment provided for a reverse stock split (the “Reverse Split”) of the Company’s outstanding shares of common stock at a ratio of 1-for-30. This amendment further provided for a reduction in the number of authorized shares of Common Stock to 3,333,334, as well as for a reduction in the number of authorized shares of preferred stock to 333,306 (the Authorized Share Reduction”). The Company’s intention to effect both the Reverse Split and the Authorized Share Reduction were previously disclosed in a definitive information statement on Schedule 14A filed on July 13, 2017 and in a current report on Form 8-K filed on August 23, 2017. The amendment has an effective date and time of 12:01 a.m. Eastern Time on March 1, 2019 for stockholders of record on February 27, 2019.

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

Pursuant to a management agreement with Empire Aviation, which is owned by the children of Alvin S. Trenk, our former Chief Executive Officer and a former director, the Company incurred management fees of approximately $1,777,000 and $2,500,000 during the twelve months ended December 31, 2018 and 2017, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HTJC, which is managed by his grandson.

On February 6, 2018, the Company was issued a note by one of its customers at the Heliport. The note scheduled approximately $750,000 in receivables payable by such customer, had a maturity date of October 31, 2018, and carried a 7.5% rate of interest. As of December 31, 2018, all amounts due under the note have been paid.  During the second quarter of 2018, Alvin Trenk, the Company’s former Chief Executive Officer and a former member of its Board of Directors, acquired controlling interest in this customer.

Director Independence

Our Board of Directors made the determination of director independence in accordance with the definition set forth in the Nasdaq Stock Market rules. Under such definition, Marc Chodock, Roy P. Moskowitz and Samuel Goldstein qualify as independent.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were approximately $94,800 and $92,500 by Kronick Kalada Berdy & Co. for 2018 and 2017, respectively, for the audits of our annual financial statements for the fiscal years ended December 31, 2018 and 2017, and the reviews of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for those fiscal years.

Audit-Related Fees. There were no fees billed for professional services categorized as Audit-Related Fees by the principal accountant for the fiscal years ended December 31, 2018 and 2017.

Tax Fees. For the years ended December 31, 2018 and 2017, the aggregate fees billed by a firm other than the principal accountant for services categorized as Tax Fees were $19,000 in both years.

All Other Fees. There were no fees billed for services categorized as All Other Fees by the principal accountant for the fiscal years ended December 31, 2018 and 2017.

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

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2018 and 2017 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

(b)	Financial Statement Schedules

None.

(c)	Exhibits

Exhibit No.	Description of Exhibit

3	Amended and Restated Articles of Incorporation.

3	Articles of Merger (Changing name to Saker Aviation Services, Inc.)

3	Bylaws of Saker Aviation Services, Inc.

10.1+	Stock Option Plan of 2005

10.2	Concession Agreement between FirstFlight, Inc. and the City of New York by and through New York City of Department of Small Business Services, dated October 7, 2008

10.3	Stock Purchase Agreement between the Company and Phoenix Rising Aviation, Inc.

10.4	Loan Agreement between the Company and PNC Bank

10.5	Forms of Security Agreements between the Company and PNC Bank

10.6	Executed Stock Purchase Agreement, effective as of September 30, 2015, by and between the Company and Warren A. Peck

10.7	Executed Secured Promissory Note, effective as of September 30, 2015, to be made by Warren A. Peck in favor of the Company

10.8	Executed Installment Payment Agreement, effective as of September 30, 2015, by and between the Company and Warren A. Peck

10.9	Executed Closing Cash Agreement, effective as of September 30, 2015, by and between the Company and Warrant A. Peck

10.10	Amendment to NYC Heliport Concession Agreement, dated as of July 13, 2016

10.11	Stock Purchase Agreement, dated October 3, 2016, by and between the Company and Gary and Kim Keller, to purchase all of the capital stock of Aircraft Services, Inc.

10.12	Loan Agreements entered into by and between the Company and KeyBank, dated as of March 15, 2018.

10.13*	Modified Loan Agreement entered into by and between the Company and KeyBank, dated as October 11, 2018.

10.14*	Certificate of Amendment to the Company’s Articles of Incorporation.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal financial officer).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive officer).

32.1*	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Extension Definition XBRL Taxonomy Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

+Management compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: March 29, 2019	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chairman of the Board,
/s/ William B. Wachtel	Director	March 29, 2019
William B. Wachtel
/s/ Ronald J. Ricciardi	President, Chief Executive Officer, Director	March 29, 2019
Ronald J. Ricciardi

/s/ Marc Chodock	Director	March 29, 2019
Marc Chodock
/s/ Roy P. Moskowitz	Director	March 29, 2019
Roy P. Moskowitz
/s/ Samuel Goldstein	Director	March 29, 2019
Samuel Goldstein

Saker Aviation Services, Inc. Form 10-K for the Year Ended December 31, 2018

Exhibits Filed with this Annual Report on Form 10-K:

INDEX

Exhibit No.	Description of Exhibit
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal financial officer).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive officer).

32.1 101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Certification Pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

Extension Definition XBRL Taxonomy Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document