Form 10-Q
period 2019-03-31
Saker Aviation Services, Inc.
filed 2019-05-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2019

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
.
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

Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Securities registered pursuant to Section 12(b) of the Act: None

As of May 15, 2019, the registrant had 1,007,293 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2019

ii

PART I - FINANCIAL INFORMATION Item 1 - Financial Statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,951,197	$2,838,649
Accounts receivable	541,164	847,814
Inventories	190,592	170,865
Notes receivable – current portion	546,036	270,000
Prepaid expenses and other current assets	453,987	566,474
Total current assets	4,682,976	4,693,802

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,617,057 and $3,630,731 as of March 31, 2019 and December 31, 2018, respectively	250,327	388,072

OTHER ASSETS
Deposits	2,512	2,512
Right of use assets	534,969	---
Goodwill	750,000	750,000
Deferred income taxes	507,000	507,000
Total other assets	1,794,481	1,259,512
TOTAL ASSETS	$6,727,784	$6,341,386

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$368,572	$348,291
Customer deposits	128,704	126,843
Accrued expenses	303,511	288,630
Notes payable – current portion	29,889	57,722
Right of use leases payable – current portion	59,641	---
Total current liabilities	890,317	821,486

LONG-TERM LIABILITIES
Notes payable – less current portion	---	173,399
Right of use leases payable - less current portion	430,130	---
Total liabilities	1,320,447	994,885

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 1,007,293 and 1,006,768 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	30,219	30,203
Additional paid-in capital	19,765,323	19,756,839
Accumulated deficit	(14,388,205)	(14,440,541)
TOTAL STOCKHOLDERS’ EQUITY	5,407,337	5,346,501
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,727,784	$6,341,386

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

REVENUE	$2,072,772	$2,078,489

COST OF REVENUE	1,183,237	1,408,125

GROSS PROFIT	889,535	670,364

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	831,956	904,195

OPERATING INCOME (LOSS) FROM OPERATIONS	57,579	(233,831)

OTHER INCOME (EXPENSE):
INTEREST INCOME	8,408	14,067
INTEREST (EXPENSE)	(2,651)	(3,799)
NET OTHER INCOME	5,757	10,268

INCOME (LOSS) FROM OPERATIONS, before income taxes	63,336	(223,563)

INCOME TAX EXPENSE	(11,000)	---

NET INCOME (LOSS)	$52,336	$(223,563)

Basic and Diluted Net Income (Loss) Per Common Share	$0.05	$(0.21)

Weighted Average Number of Common Shares – Basic	1,007,293	1,067,281

Weighted Average Number of Common Shares – Diluted	1,019,572	1,084,766

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2018	1,070,586	$32,117	$19,896,744	$(14,752,077)	$5,176,784

Amortization of stock based compensation			8,500		8,500

Repurchase and cancellation of Common Stock	(4,647)	(139)	(15,195)		(15,334)

Net income				(223,563)	(223,563)

BALANCE – March 31, 2018	1,065,939	$31,978	$19,890,049	$(14,975,640)	$4,946,387

BALANCE – January 1, 2019	1,006,768	$30,203	$19,756,839	$(14,440,541)	$5,346,501

Issuance of additional Common Stock in connection with reverse split	525	16	(16)		0

Amortization of stock based compensation			8,500		8,500

Net income				52,336	52,336

BALANCE – March 31, 2019	1,007,293	$30,219	$19,765,323	$(14,388,205)	$5,407,337

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$52,336	$(223,563)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,818	140,833
Stock based compensation	8,500	8,500
Changes in operating assets and liabilities:
Accounts receivable, trade	30,614	497,099
Inventories	(19,727)	3,471
Prepaid expenses and other current assets	112,487	179,655
Customer Deposits	1,861	13,261
Accounts payable	20,281	(117,889)
Accrued expenses	14,881	(65,016)
TOTAL ADJUSTMENTS	190,715	659,914

NET CASH PROVIDED BY OPERATING ACTIVITIES	243,051	436,351

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(42,128)	(19,094)
NET CASH USED IN INVESTING ACTIVITIES	(42,128)	(19,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and cancellation of common stock	---	(15,334)
Repayment of right of use leases payable	(6,147)	---
Repayment of notes payable	(82,228)	(44,019)
NET CASH USED IN FINANCING ACTIVITIES	(88,375)	(59,353)

NET CHANGE IN CASH	112,548	357,904

CASH – Beginning	2,838,649	1,724,504
CASH – Ending	$2,951,197	$2,082,408

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Change in Accounts Receivable through issuance of a Note Receivable	$276,036	$750,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$2,651	$3,799

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated balance sheet as of March 31, 2019 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2019 and 2018 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2019 and its results of operations and cash flows for the three months ended March 31, 2019 not misleading. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated events which have occurred subsequent to March 31, 2019, and through the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”), and has determined that no subsequent events have occurred after the current reporting period.

NOTE 2 – Liquidity and Material Agreements

As of March 31, 2019, we had cash of $2,951,197 and a working capital surplus of $3,792,659. We generated revenue of $2,072,772 and net income of $52,336 for the three months ended March 31, 2019.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the SEC, on March 15, 2018 we entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Note”).

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

On October 11, 2018, the Company entered into a new loan agreement with the Bank (the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2019 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of March 31, 2019, there are no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and are required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of March 31, 2019, there were no amounts due under the Key Bank Revolver Note.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. Interest on outstanding principal accrues at a fixed rate of 4.85% per annum and is to be paid in equal consecutive monthly installments of $7,772 over a 48 month period. The Company has the right to prepay principal amounts due under the Key Bank Term Note early without penalty. As of March 31, 2019, $29,889 was outstanding under the Key Bank Term Note.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the three months ended March 31, 2019 and 2018, we incurred approximately $337,000 and $445,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one year options to further extend the Concession Agreement. The Air Tour Agreement also provides that the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s former Chief Executive Officer and a former member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $248,000 and $125,000 during the three months ended March 31, 2019 and 2018, respectively, which is recorded in administrative expenses. The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson. One of our Directors, Sam Goldstein, serves as deputy director of HJTC.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

On January 15, 2019, the Company was issued a note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, has a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments are to be made in six monthly installments beginning May 31, 2019.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary, Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. The Company accepted as down payment for the stock purchase the title to a Falcon 10 aircraft owned by Mr. Peck. The aircraft was subsequently sold but that sale did not close. The Company repossessed the aircraft and is in the process of re-marketing the sale. $270,000 of the Notes Receivable on the balance sheet is attributable to this transaction and the Company expects will be recouped through the sale.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FirstFlight Heliports, LLC, and its fixed base operation and aircraft maintenance and repair services at Garden City (Kansas) Regional Airport. All significant inter-company accounts and transactions have been eliminated in consolidation.

Net Income (Loss) Per Common Share

Net income (loss) was $52,336 and ($223,563) for the three months ended March 31, 2019 and 2018, respectively. Basic net income (loss) per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income (loss) per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income (loss) per share:

	For the Three Months Ended March 31,
	2019	2018
Weighted average common shares outstanding, basic	1,007,293	1,067,281
Common shares upon exercise of options	12,279	17,486
Weighted average common shares outstanding, diluted	1,019,572	1,084,767

Stock Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the three months ended March 31, 2019 and 2018, the Company incurred stock-based compensation costs of $8,500. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of March 31, 2019, the unamortized fair value of the options totaled $25,500.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 became effective for us on January 1, 2019 and we have adopted the new standard using a modified retrospective approach.

NOTE 4 – Inventories

Inventory consists primarily of aviation fuel, which the Company dispenses to its customers, and parts inventory as a result of the acquisition of Aircraft Services, Inc. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	March 31, 2019	December 31, 2018
Parts inventory	$85,570	$82,384
Fuel inventory	93,117	76,761
Other inventory	11,905	11,720
Total inventory	$190,592	$170,865

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Included in fuel inventory are amounts held for third parties of $68,490 and $37,675 as of March 31, 2019 and December 31, 2018, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the quarter ended March 31, 2019, no services were provided to the Company by Wachtel & Missry, LLP.

As described in more detail in Note 2, Liquidity and Material Agreements, the Company is party to a management agreement with Empire Aviation, an entity owned by the children of Alvin S. Trenk, the Company’s former Chief Executive Officer and a former member of our Company’s Board of Directors.

NOTE 6 – Litigation

From time to time, we may be a party to one or more claims or disputes which may result in litigation. However, we are currently not a party to, nor is our property subject to, any material pending legal proceedings.

NOTE 7 - Stockholders’ Equity

On February 27, 2019, the Company filed with the Secretary of State of the state of Nevada a certificate of amendment to our articles of incorporation. The amendment provided for a reverse stock split of the Company’s outstanding shares of common stock at a ratio of 1-for-30. This amendment further provided for a reduction in the number of authorized shares of Common Stock to 3,333,334, as well as for a reduction in the number of authorized shares of preferred stock to 333,306. The amendment had an effective date and time of 12:01 a.m. Eastern Time on March 1, 2019 for stockholders of record on February 27, 2019.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying consolidated condensed financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The terms “we”, “us”, and “our” are used below to refer collectively to the Company and the subsidiaries through which our various businesses are actually conducted.

OVERVIEW

Saker Aviation Services, Inc. (“we”, “us”, or “our”) is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS.” Through our subsidiaries, we operate in the aviation services segment of the general aviation industry, in which we serve as the operator of a heliport, a fixed base operation (“FBO”), a provider of aircraft maintenance and repair services (“MRO”), and as a consultant for a seaplane base that we do not own. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

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

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport, and as an FBO and MRO at the Garden City (Kansas) Regional Airport.

The Garden City facility became part of our company as a result of our acquisition of the FBO assets of Central Plains Aviation, Inc. in March 2005 and of Aircraft Services, Inc. in October 2016.

Our business activities at the Downtown Manhattan (New York) Heliport facility (the “Heliport”) commenced in November 2008 when we were awarded the Concession Agreement by the City of New York to operate the Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services.

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three Months Ended March 31, 2019 and March 31, 2018.

REVENUE

Revenue from operations decreased by 0.3 percent to $2,072,772 for the three months ended March 31, 2019 as compared with corresponding prior-year period revenue of $2,078,489.

For the three months ended March 31, 2019, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items increased by 3.1 percent to approximately $830,000 as compared to approximately $805,000 in the three months ended March 31, 2018. This increase was attributable to higher volumes of gallons sold at both our New York and Kansas locations.

For the three months ended March 31, 2019, revenue from operations associated with services and supply items decreased by 6.3 percent to approximately $1,158,000 as compared to approximately $1,237,000 in the three months ended March 31, 2018. This decrease was largely attributable to the ongoing negative impact to operations at our New York Heliport as a result of a fatal helicopter accident that occurred on March 11, 2018. While the accident was independent of our operations, one of our Heliport customers was the operator of the flight. The general market impact of the accident has continued to depress activity at our Heliport.

For the three months ended March 31, 2019 all other revenue from operations increased by 130.60 percent to approximately $83,000 as compared to approximately $36,000 in the three months ended March 31, 2018. The increase was largely attributable to an increase in non-aeronautical revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

             Total gross profit from operations increased by 32.7 percent to $889,535 in the three months ended March 31, 2019 as compared with the three months ended March 31, 2018. Gross profit was positively impacted by an increase in non-recurring non-aeronautical revenue generated by our Heliport. Gross margin increased to 42.9 percent in the three months ended March 31, 2019 as compared to 32.3 percent in the same period in the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were $831,956 in the three months ended March 31, 2019, representing a decrease of approximately $72,000 or 8.0 percent, as compared to the same period in 2018.

SG&A from operations associated with our aviation services operations were approximately $706,000 in the three months ended March 31, 2019, representing a decrease of approximately $30,000, or 4.1 percent, as compared to the three months ended March 31, 2018. SG&A from operations associated with our FBO operations, as a percentage of revenue, was 34.1 percent for the three months ended March 31, 2018, as compared with 35.4 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

Corporate SG&A from operations was approximately $126,000 for the three months ended March 31, 2019, representing a decrease of approximately $42,000 as compared with the corresponding prior year period. The decrease in corporate operating expenses was largely attributable to expenses in the period ending March 31, 2018 relating to loan agreements that did not recur in 2019.

OPERATING INCOME (LOSS)

Operating income from operations for the three months ended March 31, 2019 was $57,579 as compared to an operating loss of ($233,831) in the three months ended March 31, 2018. The increase in operating income on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization was approximately $22,000 and $141,000 for the three months ended March 31, 2019 and 2018, respectively. The decrease in depreciation was attributable to the Company’s leasehold improvements becoming fully depreciated at the end of 2018.

Interest Income and Expense

Interest income for the three months ended March 31, 2019 was approximately $8,000 as compared to approximately $14,000 in the same period in 2018. The decrease in interest income was mainly attributable to the issuance of a note receivable from one of our customers at the Heliport in 2018, which was fully paid as of December 31, 2018. Interest expense for the three months ended March 31, 2019 was approximately $3,000 as compared to $4,000 in the same period in 2018.

Income Tax

Income tax expense for the three months ended March 31, 2019 was $11,000 as compared to $0 during the same period in 2018.

Net Income (Loss) Per Share

Net income (loss) was $52,336 and ($223,563) for the three months ended March 31, 2019 and 2018, respectively.

Basic and diluted net income (loss) per share for the three month periods ended March 31, 2019 and 2018 was $0.05 and ($0.21), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had cash and cash equivalents of $2,951,197 and a working capital surplus of $3,792,659. We generated revenue from operations of $2,072,772 and had net income from operations before taxes of $63,336 for the three months ended March 31, 2019. For the three months ended March 31, 2019, cash flows included net cash provided by operating activities of $243,051, net cash used in investing activities of $42,148, and net cash used in financing activities of $88,375.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the Securities and Exchange Commission (“SEC”), on March 15, 2018 we entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Note”).

Proceeds of the Key Bank Acquisition Note were to be dispersed pursuant to a multiple draw demand note dated as of the agreement date, where we could, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000, to be used for our of one or more business entities. We are required to make consecutive monthly payments of interest, calculated at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%, on any outstanding principal under the Key Bank Acquisition Note from the date of its issuance through September 15, 2018 (the “Conversion Date”).

At any time through and including the Conversion Date, at the Bank’s discretion, we had the opportunity to request that any loan made under the Key Bank Acquisition Note be converted into a term loan to be repaid in full, including accrued interest, by consecutive monthly payments over a 48 month amortization period beginning after the Conversion Date. For any loan that was not converted into a term loan on or before the Conversion Date, we would have been required to begin making monthly payments of principal and interest after the Conversion Date, over a 48 month amortization period, after which the remaining unpaid principal and accrued interest would become due and payable. All loans under the Key Bank Acquisition Note would, after the Conversion Date, accrue interest at a rate per annum equal to the Bank’s four year cost of funds rate plus 2.5%. As of the Conversion Date, there were no amounts due under the Key Bank Acquisition Note and no amounts had been converted to a term loan.

On October 11, 2018, we entered into a new loan agreement with the Bank (the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, we may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2019 (the “Maturity Date”), to be used for our acquisition of one or more business entities. The Change of Terms Agreement requires us to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of March 31, 2019, there are no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for us to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. We are required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and are required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of March 31, 2019, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. Interest on outstanding principal accrues at a fixed rate of 4.85% per annum and is to be paid in equal consecutive monthly installments of $7,772 over a 48 month period. We have the right to prepay principal amounts due under the Key Bank Term Note early without penalty. As of March 31, 2019, $29,889 was outstanding under the Key Bank Term Note.

We are party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the three months ended March 31, 2019 and 2018, we incurred approximately $337,000 and $445,000 in concession fees, respectively, which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, we and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”).

Under the Air Tour Agreement, filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2015, we may not allow our tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays beginning April 1, 2016. We were also required to ensure that our tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, beginning on June 1, 2016, we were required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one year options to further extend the Concession Agreement. The Air Tour Agreement also provides that the minimum annual guarantee payments we are required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

These reductions have negatively impacted our business and financial results as well as those of our management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our former Chief Executive Officer and a former member of its Board of Directors.  We incurred management fees with Empire Aviation of approximately $248,000 and $125,000 during the three months ended March 31, 2019 and 2018, respectively, which is recorded in administrative expenses. We and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson. One of our Directors, Sam Goldstein, serves as deputy director of HJTC.

On April 20, 2018, our Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, ours subsidiary may purchase the vehicle for $1.00.

On January 15, 2019, we were issued a note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, has a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments are to be made in six monthly installments beginning May 31, 2019.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, we entered into a stock purchase agreement, dated June 30, 2015, by and between us and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of our wholly-owned subsidiary, Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. We received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. We accepted as down payment for the stock purchase the title to a Falcon 10 aircraft owned by Mr. Peck. The aircraft was subsequently sold but that sale did not close. The Company repossessed the aircraft and is in the process of re-marketing the sale. $270,000 of the Notes Receivable on the balance sheet is attributable to this transaction and the Company expects will be recouped through the sale.

During the three months ended March 31, 2019, we had a net increase in cash of $112,548. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2019, net cash provided by operating activities was $243,051. This amount included an increase in operating cash related to net income of $52,336 and additions for the following items: (i) depreciation and amortization, $21,818; (ii) stock based compensation, $8,500; (iii) accounts receivable, trade, $30,614; (iv) prepaid expenses and other current assets, $112,487; (v) customer deposits, $1,861; (vi) accounts payable, $20,281; and (vii) accrued expenses, $14,881. These increases in operating activities were offset by a decrease in inventories of $19,727.

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

Cash from Investing Activities

For the three months ended March 31, 2019, net cash of $42,128 was used in investing activities for the purchase of property and equipment. For the three months ended March 31, 2018, net cash of $19,094 was used in investing activities for the purchase of property and equipment.

Cash from Financing Activities

For the three months ended March 31, 2019, net cash used in financing activities was $88,375 for the repayment of right of use leases payable of $6,147 and repayment of notes payable of $82,228. For the three months ended March 31, 2018, net cash used in financing activities was $59,353. This amount included $15,334 for the repurchase and cancellation of common stock and $44,019 for the repayment of notes payable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 became effective for us on January 1, 2019 and we have adopted the new standard using a modified retrospective approach.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

■	our ability to secure the additional debt or equity financing, if required, to execute our business plan;

■	our ability to identify, negotiate and complete the acquisition of targeted operators and/or other businesses, consistent with our business plan;

■	existing or new competitors consolidating operators ahead of us; and

■	our ability to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be replaced on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2018 and in other filings we make with the Securities and Exchange Commission. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the Securities and Exchange Commission. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

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

Item 6 - Exhibits

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

Saker Aviation Services, Inc.

Date: May 15, 2019	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer