Form 10-Q
period 2019-06-30
Saker Aviation Services, Inc.
filed 2019-08-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2019

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

Yes ☐          No ☒

As of August 14, 2019, the registrant had 1,007,293 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2019

ii

PART I - FINANCIAL INFORMATION Item 1 - Financial Statements SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,041,897	$2,838,649
Accounts receivable	751,083	847,814
Inventories	193,698	170,865
Notes receivable – current portion	513,426	270,000
Prepaid expenses and other current assets	362,047	566,474
Total current assets	4,862,151	4,693,802

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,630,261 and $3,630,731 as of June 30, 2019 and December 31, 2018, respectively	257,255	388,072

OTHER ASSETS
Deposits	2,512	2,512
Right of use assets	521,820	---
Goodwill	750,000	750,000
Deferred income taxes	507,000	507,000
Total other assets	1,781,332	1,259,512
TOTAL ASSETS	$6,900,738	$6,341,386

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$372,943	$348,291
Customer deposits	129,287	126,843
Accrued expenses	276,369	288,630
Notes payable – current portion	---	57,722
Right of use leases payable – current portion	59,981	---
Total current liabilities	838,580	821,486

LONG-TERM LIABILITIES
Notes payable – less current portion	---	173,399
Right of use leases payable - less current portion	420,134	---
Total liabilities	1,258,714	994,885

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 1,007,293 and 1,006,768 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	30,219	30,203
Additional paid-in capital	19,773,821	19,756,839
Accumulated deficit	(14,162,016)	(14,440,541)
TOTAL STOCKHOLDERS’ EQUITY	5,642,024	5,346,501
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,900,738	$6,341,386

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

REVENUE	$3,162,597	$2,877,419	$5,235,369	$4,955,908
COST OF REVENUE	1,535,550	1,484,177	2,718,787	2,892,304
GROSS PROFIT	1,627,047	1,393,242	2,516,582	2,063,604

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,284,490	1,192,284	2,116,446	2,096,479

OPERATING INCOME (LOSS)	342,557	200,958	400,136	(32,875)

OTHER (INCOME) EXPENSE:
INTEREST INCOME	(6,227)	(12,062)	(14,635)	(26,129)
INTEREST EXPENSE	2,595	3,367	5,246	7,166
TOTAL OTHER (INCOME) EXPENSE, net	(3,632)	(8,695)	(9,389)	(18,963)

INCOME (LOSS) BEFORE INCOME TAX	346,189	209,653	409,525	(13,912)

INCOME TAX EXPENSE	(120,000)	0	(131,000)	0

NET INCOME (LOSS)	$226,189	$209,653	$278,525	$(13,912)

Basic and Diluted Net Income (Loss) Per Common Share	$0.22	$0.20	$0.27	$(0.01)

Weighted Average Number of Common Shares – Basic	1,007,293	1,043,153	1,007,293	1,086,497

Weighted Average Number of Common Shares - Diluted	1,017,460	1,055,015	1,017,460	1,098,359

See notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2018	1,070,586	$32,117	$19,896,744	$(14,752,077)	$5,176,784

Amortization of stock based compensation			8,500		8,500
Repurchase and cancellation of Common Stock	(4,647)	(139)	(15,195)		(15,334)
Net income				(223,563)	(223,563)
BALANCE – March 31, 2018	1,065,939	$31,978	$19,890,049	$(14,975,640)	$4,946,387

Issuance of additional Common Stock in connection with reverse split	(59,438)	(1,783)	(158,797)		(160,580)
Amortization of stock based compensation			8,498		8,498
Net income				209,651	209,651
BALANCE – June 30, 2018	1,006,501	$30,195	$19,739,750	$(14,765,989)	$5,003,956
BALANCE – January 1, 2019	1,006,768	$30,203	$19,756,839	$(14,440,541)	$5,346,501

Issuance of additional Common Stock in connection with reverse split	525	16	(16)		0
Amortization of stock based compensation			8,500		8,500
Net income				52,336	52,336
BALANCE – March 31, 2019	1,007,293	$30,219	$19,765,323	$(14,388,205)	$5,407,337
Amortization of stock based compensation			8,498		8,498
Net income				226,189	226,189
BALANCE – June 30, 2019	1,007,293	$30,219	$19,773,821	$(14,162,016)	$5,642,024

See notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019		2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$278,525	$(13,912)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		48,171	285,877
Stock based compensation		16,998	16,998
Changes in operating assets and liabilities:
Accounts receivable, trade		(179,305)	361,744
Inventories		(22,833)	10,878
Prepaid expenses and other current assets		204,427	(72,020)
Customer Deposits		2,444	26,523
Accounts payable		24,652	(99,635)
Accrued expenses		(12,261)	(5,649)
TOTAL ADJUSTMENTS		82,293	524,716

NET CASH PROVIDED BY OPERATING ACTIVITIES		360,818	510,804

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of notes receivable		32,610	325,000
Purchase of property and equipment		(62,260)	(177,616)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES		(29,650)	147,384

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and cancellation of common stock		---	(175,774)
Repayment of right of use leases payable		(9,656)	---
Notes Payable:
Borrowings		---	135,000
Repayments		(118,264)	(112,913)
NET CASH USED IN FINANCING ACTIVITIES		(127,920)	(153,687)

NET CHANGE IN CASH		203,248	504,501

CASH – Beginning		2,838,649	1,724,504
CASH – Ending		$3,041,897	$2,229,005

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Change in Accounts Receivable through issuance of a Note Receivable		$276,036	$750,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Income Taxes	$	---	$246,324
Interest		$5,246	$7,166

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

The condensed consolidated balance sheet as of June 30, 2019 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2019 and its results of operations and cash flows for the three and six months ended June 30, 2019 not misleading. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any full year or any other interim period.

The Company has evaluated events which have occurred subsequent to June 30, 2019, and through the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (“SEC”), and has determined that no subsequent events have occurred after the current reporting period.

NOTE 2 – Liquidity and Material Agreements

As of June 30, 2019, we had cash of $3,041,897 and a working capital surplus of $4,023,571. We generated revenue of $5,235,369 and net income of $278,525 for the six months ended June 30, 2019.

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

On October 11, 2018, the Company entered into a new loan agreement with the Bank (the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2019 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of June 30, 2019, there are no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and are required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of June 30, 2019, there were no amounts due under the Key Bank Revolver Note.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. As of June 30, 2019, all amounts outstanding under the Key Bank Term Note have been repaid.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the six months ended June 30, 2019 and 2018, we incurred approximately $760,000 and $903,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one-year options to further extend the Concession Agreement. The Air Tour Agreement also provides that the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s former Chief Executive Officer and a former member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $910,000 and $628,000 during the six months ended June 30, 2019 and 2018, respectively, which is recorded in administrative expenses. The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson. One of our Directors, Sam Goldstein, serves as deputy director of HJTC.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

On January 15, 2019, the Company was issued a note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, has a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments were to be made in six monthly installments beginning May 31, 2019. The customer’s payments on the note have not met the installment plan. It is management’s anticipation that the note will be fulfilled.

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

Net Income (Loss) Per Common Share

Net income (loss) was $278,525 and $(13,912) for the six months ended June 30, 2019 and 2018, respectively. Basic net income (loss) per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income (loss) per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income (loss) per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding, basic	1,007,293	1,043,153	1,007,293	1,086,497
Common shares upon exercise of options and warrants	10,167	11,862	10,167	11,862
Weighted average common shares outstanding, diluted	1,017,460	1,055,015	1,017,460	1,098,359

Stock Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the six months ended June 30, 2019 and 2018, the Company incurred stock-based compensation costs of $16,998. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of June 30, 2019, the unamortized fair value of the options totaled $17,000.

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

Inventories consist of the following:

	June 30, 2019	December 31, 2018
Parts inventory	$86,358	$82,384
Fuel inventory	95,121	76,761
Other inventory	12,219	11,720
Total inventory	$193,698	$170,865

Included in fuel inventory are amounts held for third parties of $54,375 and $37,675 as of June 30, 2019 and December 31, 2018, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the six months ended June 30, 2019, no services were provided to the Company by Wachtel & Missry, LLP.

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

NOTE 7 - Stockholders’ Equity

On February 27, 2019, the Company filed with the Secretary of State of the state of Nevada a certificate of amendment to its articles of incorporation. The amendment provided for a reverse stock split (the “Reverse Stock Split”) of the Company’s outstanding shares of common stock at a ratio of 1-for-30. This amendment further provided for a reduction in the number of authorized shares of Common Stock to 3,333,334, as well as for a reduction in the number of authorized shares of preferred stock to 333,306. The amendment had an effective date and time of 12:01 a.m. Eastern Time on March 1, 2019 for stockholders of record on February 27, 2019. Accordingly, the Company presents historical share data in the condensed consolidated financial statements after giving effect to the Reverse Stock Split.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying unaudited consolidated condensed financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three and Six Months Ended June 30, 2019 and June 30, 2018.

REVENUE

Operating results for the three and six months ended June 30, 2019 increased on a year-over-year basis largely due to the diminished impact of a fatal helicopter accident independent of our operations that occurred on March 11, 2018, as previously reported.

Total revenue increased by 9.9 percent to $3,162,597 for the three months ended June 30, 2019 as compared with corresponding prior-year period revenue of $2,877,419.

For the three months ended June 30, 2019, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items increased by 17.1 percent to approximately $1,278,000 as compared to approximately $1,091,000 in the three months ended June 30, 2018.

For the three months ended June 30, 2019, revenue from operations associated with services and supply items increased by 6.2 percent to approximately $1,853,000 as compared to approximately $1,744,000 in the three months ended June 30, 2018.

For the three months ended June 30, 2019 all other revenue from operations decreased by 24.1 percent to approximately $32,000 as compared to approximately $42,000 in the three months ended June 30, 2019. The decrease was largely attributable to a decrease in non-aeronautical revenue generated by our Heliport compared to the same period last year.

Total revenue increased by 5.6 percent to $5,235,369 for the six months ended June 30, 2019 as compared with corresponding prior-year period revenue of $4,955,908.

For the six months ended June 30, 2019, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items increased by 11.2 percent to approximately $2,109,000 as compared to approximately $1,897,000 in the six months ended June 30, 2018.

For the six months ended June 30, 2019, revenue from operations associated with services and supply items increased by 1.0 percent to approximately $3,011,000 as compared to approximately $2,981,000 in the six months ended June 30, 2018.

For the six months ended June 30, 2019, all other revenue from operations increased by 47.6 percent to approximately $115,000 as compared to approximately $78,000 in the six months ended June 30, 2018. The increase was largely attributable to an increase in non-aeronautical revenue generated by our Heliport in the first quarter of 2019 as compared to last year.

GROSS PROFIT

Total gross profit from operations increased by 16.8 percent to $1,627,047 in the three months ended June 30, 2019 as compared with the three months ended June 30, 2018. Gross margin increased to 51.4 percent in the three months ended June 30, 2019 as compared to 48.4 percent in the same period in the prior year.

Total gross profit from operations increased by 22.0 percent to $2,516,582 in the six months ended June 30, 2019 as compared with the six months ended June 30, 2018. Gross margin increased to 48.1 percent in the six months ended June 30, 2019 as compared to 41.6 percent in the same period in the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), were $1,284,490 in the three months ended June 30, 2019, representing an increase of approximately $92,000 or 7.7 percent, as compared to the same period in 2018. Total SG&A expenses were $2,116,446 in the six months ended June 30, 2019, an increase of $19,966 or 1.0 percent, as compared to the same period in 2018. The increased operating expenses relating to our aviation services operations were largely attributable to increased costs related to the higher levels of activity in our Heliport operations.

SG&A expenses associated with our aviation services operations were approximately $1,137,000 in the three months ended June 30, 2019, representing an increase of approximately $44,000, or 4.0 percent, as compared to the three months ended June 30, 2018. SG&A expense, as a percentage of revenue, was 35.9 percent for the three months ended June 30, 2019, as compared with 38.0 percent in the corresponding prior year period.

SG&A expenses associated with our aviation services operations were approximately $1,843,000 in the six months ended June 30, 2019, representing an increase of approximately $14,000 or 0.8 percent, as compared to the six months ended June 30, 2018. SG&A expense, as a percentage of revenue, was 35.2 percent for the six months ended June 30, 2019, as compared with 36.9 percent in the corresponding prior year period.

Corporate SG&A was approximately $148,000 for the three months ended June 30, 2019, representing an increase of approximately $48,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $273,000 for the six months ended June 30, 2019, representing an increase of approximately $6,000 as compared with the corresponding prior year period.

OPERATING INCOME (LOSS)

Operating income from operations for the three months and six months ended June 30, 2019 was $342,557 and $400,136, respectively, compared to operating income (loss) of $200,958 and ($32,875) in the three and six months ended June 30, 2018, respectively. The increase in operating income on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization was approximately $48,000 and $286,000 for the six months ended June 30, 2019 and 2018, respectively. The decrease in depreciation was attributable to the Company’s leasehold improvements becoming fully depreciated at the end of 2018.

Interest Income and Expense

Interest income for the six months ended June 30, 2019 was approximately $14,000 as compared to approximately $26,000 in the same period in 2018. The decrease in interest income was mainly attributable to the issuance of a note receivable from one of our customers at the Heliport in 2018, which was fully paid as of December 31, 2018. Interest expense for the six months ended June 30, 2019 was approximately $5,000 as compared to $7,000 in the same period in 2018.

Income Tax

Income tax expense for the three and six months ended June 30, 2019 was $120,000 and $131,000, respectively, as compared to $0 during each of the same periods in 2018.

Net Income (Loss) Per Share

Net income (loss) was $278,525 and ($13,912) for the six months ended June 30, 2019 and 2018, respectively.

Basic and diluted net income (loss) per share for the six month periods ended June 30, 2019 and 2018 was $0.27 and ($0.01), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had cash and cash equivalents of $3,041,897 and a working capital surplus of $4,023,571. We generated revenue of $5,235,369 and had net income before taxes of $409,525 for the six months ended June 30, 2019. For the six months ended June 30, 2019, cash flows included net cash provided by operating activities of $360,818, net cash used in investing activities of $29,650, and net cash used in financing activities of $127,920.

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

Proceeds of the Key Bank Acquisition Note were to be dispersed pursuant to a multiple draw demand note dated as of the agreement date, where we could, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000, to be used for our acquisition of one or more business entities. We would have been required to make consecutive monthly payments of interest, calculated at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%, on any outstanding principal under the Key Bank Acquisition Note from the date of its issuance through September 15, 2018 (the “Conversion Date”).

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

On October 11, 2018, we entered into a new loan agreement with the Bank (the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, we may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2019 (the “Maturity Date”), to be used for our acquisition of one or more business entities. The Change of Terms Agreement requires us to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of June 30, 2019, there are no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for us to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. We are required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and are required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of June 30, 2019, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. As of June 30, 2019, all amounts outstanding under the Key Bank Term Note have been repaid.

We are party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the six months ended June 30, 2019 and 2018, we incurred approximately $760,000 and $903,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one-year options to further extend the Concession Agreement. The Air Tour Agreement also provides that the minimum annual guarantee payments we are required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

These reductions have negatively impacted our business and financial results as well as those of our management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our former Chief Executive Officer and a former member of its Board of Directors.  We incurred management fees with Empire Aviation of approximately $910,000 and $628,000 during the six months ended June 30, 2019 and 2018, respectively, which is recorded in administrative expenses. We and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson. One of our Directors, Sam Goldstein, serves as deputy director of HJTC.

On April 20, 2018, our Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, ours subsidiary may purchase the vehicle for $1.00.

On January 15, 2019, we were issued a note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, has a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments were to be made in six monthly installments beginning May 31, 2019. The customer’s payments on the note have not met the installment plan. It is our anticipation that the note will be fulfilled.

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

During the six months ended June 30, 2019, we had a net increase in cash of $203,248. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2019, net cash provided by operating activities was $360,818. This amount included an increase in operating cash related to net income of $278,525 and additions for the following items: (i) depreciation and amortization, $48,171; (ii) stock based compensation, $16,998; (iii) prepaid expenses and other current assets, $204,427; (iv) customer deposits, $2,444; and (v) accounts payable, $24,652. These increases in operating activities were offset by decreases for the following items: (i) accounts receivable, trade; $179,305; (ii) inventories, $22,833; and (iii) accrued expenses, $12,261.

For the six months ended June 30, 2018, net cash provided by operating activities was $510,804. This amount included a decrease in operating cash related to net loss of $13,912 and additions for the following items: (i) depreciation and amortization, $285,877; (ii) stock based compensation, $16,998; (iii) accounts receivable, trade, $361,744; (iv) inventories, $10,878; and (v) deposits, $26,523. These increases in operating activities were offset by decreases in (i) prepaid expenses and other current assets, $72,020; (ii) accounts payable, $99,635; and (iii) accrued expenses, $5,649.

Cash from Investing Activities

For the six months ended June 30, 2019, net cash of $29,650 was used in investing activities for the purchase of property and equipment of $62,260 offset by payment of notes receivable of $32,610. For the six months ended June 30, 2018, net cash of $147,384 was provided by the payment of notes receivable of $325,000 offset by the purchase of property and equipment of $177,616.

Cash from Financing Activities

For the six months ended June 30, 2019, net cash of $127,920 was used in financing activities for the repayment of right of use leases payable of $9,656 and repayment of notes payable of $118,264. For the six months ended June 30, 2018, net cash used in financing activities was $153,687. This amount included $175,774 for the repurchase and cancellation of common stock and $112,913 for the repayment of notes payable, offset by the issuance of notes payable of $135,000.

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be placed on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2018 and in other filings we make with the SEC. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

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

PART II – OTHER INFORMATION

Item 6 - Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (principal executive officer). *

31.2	Rule 13a-14(a)/15d-14(a) Certification of President (principal financial officer). *

32.1	Section 1350 Certification. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

* Filed herewith

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: August 14, 2019	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer