Form 10-Q
period 2019-09-30
Saker Aviation Services, Inc.
filed 2019-11-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2019

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

Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐          No ☒

As of November 14, 2019, the registrant had 1,013,033 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2019

ii

PART I - FINANCIAL INFORMATION Item 1 - Financial Statements SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,501,530	$2,838,649
Accounts receivable	719,812	847,814
Inventories	204,963	170,865
Notes receivable	458,828	270,000
Prepaid expenses and other current assets	163,490	566,474
Total current assets	5,048,623	4,693,802

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,649,465 and $3,630,731 as of September 30, 2019 and December 31, 2018, respectively	344,648	388,072

OTHER ASSETS
Deposits	2,512	2,512
Right of use assets	508,623	---
Goodwill	750,000	750,000
Deferred income taxes	507,000	507,000
Total other assets	1,768,135	1,259,512
TOTAL ASSETS	$7,161,406	$6,341,386

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$373,662	$348,291
Customer deposits	129,875	126,843
Accrued dividends payable	500,000	---
Accrued expenses	259,134	288,630
Notes payable – current portion	---	57,722
Right of use leases payable – current portion	60,307	---
Total current liabilities	1,322,978	821,486

LONG-TERM LIABILITIES
Notes payable – less current portion	---	173,399
Right of use leases payable - less current portion	410,022	---
Total liabilities	1,733,000	994,885

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 1,007,293 and 1,006,768 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	30,219	30,203
Additional paid-in capital	19,782,321	19,756,839
Accumulated deficit	(14,384,134)	(14,440,541)
TOTAL STOCKHOLDERS’ EQUITY	5,428,406	5,346,501
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,161,406	$6,341,386

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUE	$3,383,514	$3,280,445	$8,618,883	$8,236,353

COST OF REVENUE	1,679,938	1,698,504	4,398,725	4,590,808

GROSS PROFIT	1,703,576	1,581,941	4,220,158	3,645,545

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,284,521	1,265,730	3,400,967	3,362,209

OPERATING INCOME	419,055	316,211	819,191	283,336

OTHER (INCOME) EXPENSE:
INTEREST INCOME	(6,808)	(6,574)	(21,443)	(32,703)
INTEREST EXPENSE	1,427	6,220	6,673	13,386
TOTAL OTHER INCOME, net	(5,381)	(354)	(14,770)	(19,317)

INCOME BEFORE INCOME TAX	424,436	316,565	833,961	302,653

INCOME TAX EXPENSE	146,554	102,454	277,554	102,454

NET INCOME	$277,882	$214,111	$556,407	$200,199

Basic Net Income Per Common Share	$0.28	$0.21	$0.55	$0.19

Diluted Net Income Per Common Share	$0.27	$0.21	$0.54	$0.19

Weighted Average Number of Common Shares – Basic	1,007,293	1,006,501	1,007,293	1,036,553

Weighted Average Number of Common Shares - Diluted	1,023,118	1,017,421	1,023,118	1,047,473

See notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2018	1,070,586	$32,117	$19,896,744	$(14,752,077)	$5,176,784

Amortization of stock based compensation			8,500		8,500

Repurchase and cancellation of Common Stock	(4,647)	(139)	(15,195)		(15,334)

Net income				(223,563)	(223,563)

BALANCE – March 31, 2018	1,065,939	$31,978	$19,890,049	$(14,975,640)	$4,946,387

Common Stock in connection with reverse split	(59,438)	(1,783)	(158,797)		(160,580)

Amortization of stock based compensation			8,498		8,498

Net income				209,651	209,651

BALANCE – June 30, 2018	1,006,501	$30,195	$19,739,750	$(14,765,989)	$5,003,956

Amortization of stock based compensation			8,498		8,498

Net income				214,111	214,111

BALANCE – September 30, 2018	1,006,501	$30,195	$19,748,248	$(14,551,878)	$5,226,565

BALANCE – January 1, 2019	1,006,768	$30,203	$19,756,839	$(14,440,541)	$5,346,501

Common Stock in connection with reverse split	525	16	(16)		0

Amortization of stock based compensation			8,500		8,500

Net income				52,336	52,336

BALANCE – March 31, 2019	1,007,293	$30,219	$19,765,323	$(14,388,205)	$5,407,337

Amortization of stock based compensation			8,498		8,498

Net income				226,189	226,189

BALANCE – June 30, 2019	1,007,293	$30,219	$19,773,821	$(14,162,016)	$5,642,024

Amortization of stock based compensation			8,500		8,500

Accrued dividends				(500,000)	(500,000)

Net income				277,882	277,882

BALANCE – September 30, 2019	1,007,293	$30,219	$19,782,321	$(14,384,134)	$5,428,406

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$556,407		$200,199
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,572		407,654
Stock based compensation	25,498		25,496
Changes in operating assets and liabilities:
Accounts receivable, trade	(148,034)		236,069
Inventories	(34,098)		(58,622)
Prepaid expenses and other current assets	402,984		16,238
Customer Deposits	3,032		39,784
Accounts payable	25,371		(111,371)
Accrued expenses	(29,496)		(1,596)
TOTAL ADJUSTMENTS	325,829		553,652

NET CASH PROVIDED BY OPERATING ACTIVITIES	882,236		753,851

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of notes receivable	87,208		800,000
Purchase of property and equipment	(168,857)		(179,680)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(81,649)		620,320

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase and cancellation of common stock	---		(175,813)
Repayment of right of use leases payable	(25,589)		---
Notes Payable:
Borrowings	---		135,000
Repayments	(112,117)		(274,089)
NET CASH USED IN FINANCING ACTIVITIES	(137,706)		(314,902)

NET CHANGE IN CASH	662,881		1,059,269

CASH – Beginning	2,838,649		1,724,504
CASH – Ending	$3,501,530		$2,783,773

NON-CASH OPERATING INVESTING AND FINANCING ACTIVITIES:
Accrued Dividend Payable	$500,000	$	---
Change in Accounts Receivable through issuance of a Note Receivable	$276,036		$750,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Income Taxes	$65,554		$311,324
Interest	$6,673		$13,386

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

The condensed consolidated balance sheet as of September 30, 2019 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of September 30, 2019 and its results of operations and cash flows for the three and nine months ended September 30, 2019 not misleading. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity and Material Agreements

As of September 30, 2019, we had cash of $3,501,530 and a working capital surplus of $3,725,645. We generated revenue of $8,618,883 and net income of $556,407 for the nine months ended September 30, 2019.

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

On October 11, 2018, the Company entered into a new loan agreement with the Bank (the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company could continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2019, to be used for the Company’s acquisition of one or more business entities. The Bank subsequently extended the agreement to June 30, 2020 (the “Maturity Date”). The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of September 30, 2019, there are no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of September 30, 2019, there were no amounts due under the Key Bank Revolver Note.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. As of September 30, 2019, all amounts outstanding under the Key Bank Term Note have been repaid.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the nine months ended September 30, 2019 and 2018, we incurred approximately $1,190,000 and $1,350,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s former Chief Executive Officer and a former member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $1,600,000 and $1,230,000 during the nine months ended September 30, 2019 and 2018, respectively, which is recorded in administrative expenses. The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson. One of our Directors, Sam Goldstein, serves as deputy director of HJTC.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

On January 15, 2019, the Company was issued a note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, has a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments were to be made in six monthly installments beginning May 31, 2019. The customer’s payments on the note have not met the installment plan and the Company was working on changes to the note when the customer filed for Chapter 11 Bankruptcy. The Company intends to continue to pursue remaining amounts due under the note and it is the Company’s expectation that the note will be fulfilled.

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

Net Income Per Common Share

Net income was $556,407 and $200,199 for the nine months ended September 30, 2019 and 2018, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Weighted average common shares outstanding, basic	1,007,293	1,006,501	1,007,293	1,036,553

Common shares upon exercise of options and warrants	15,825	10,920	15,825	10,920

Weighted average common shares outstanding, diluted	1,023,118	1,017,421	1,023,118	1,047,473

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the nine months ended September 30, 2019 and 2018, the Company incurred stock-based compensation costs of approximately $25,500. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of September 30, 2019, the unamortized fair value of the options totaled $8,500.

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

Inventories consist of the following:

	September 30, 2019	December 31, 2018
Parts inventory	$90,216	$82,384
Fuel inventory	101,587	76,761
Other inventory	13,160	11,720
Total inventory	$204,963	$170,865

Included in fuel inventory are amounts held for third parties of $45,158 and $37,675 as of September 30, 2019 and December 31, 2018, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the nine months ended September 30, 2019, no services were provided to the Company by Wachtel & Missry, LLP.

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

NOTE 8 – Dividend Payable

On September 30, 2019, the Company announced that its Board of Directors declared a special cash dividend of $0.50 per share (the “Dividend”). The Dividend is to be paid to stockholders of record on October 18, 2019 in equal quarterly installments of $0.125 per share beginning November 1, 2019, with the final dividend scheduled to be paid on August 28, 2020. The cash dividend has been accrued in the Company's condensed consolidated balance sheets as of September 30, 2019.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three and Nine Months Ended September30, 2019 and September 30, 2018.

REVENUE

Operating results for the three and nine months ended September 30, 2019 increased on a year-over-year basis largely due to the diminished impact of a fatal helicopter accident independent of our operations that occurred on March 11, 2018, as previously reported.

Total revenue increased by 3.1 percent to $3,383,514 for the three months ended September 30, 2019 as compared with corresponding prior-year period revenue of $3,280,445.

For the three months ended September 30, 2019, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items increased by 5.4 percent to approximately $1,484,000 as compared to approximately $1,408,000 in the three months ended September 30, 2018. The increase was largely attributable to an increase in number of gallons sold at our Heliport location.

For the three months ended September 30, 2019, revenue from operations associated with services and supply items increased by 0.1 percent to approximately $1,854,000 as compared to approximately $1,852,000 in the three months ended September 30, 2018.

For the three months ended September 30, 2019, all other revenue from operations increased by 124.1 percent to approximately $45,000 as compared to approximately $20,000 in the three months ended September 30, 2019. The increase was largely attributable to an increase in non-aeronautical revenue generated by our Heliport compared to the same period last year.

Total revenue increased by 4.6 percent to $8,618,883 for the nine months ended September 30, 2019 as compared with corresponding prior-year period revenue of $8,236,353.

For the nine months ended September 30, 2019, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items increased by 8.7 percent to approximately $3,592,000 as compared to approximately $3,305,000 in the nine months ended September 30, 2018. The increase was largely attributable to an increase in number of gallons sold at our Heliport.

For the nine months ended September 30, 2019, revenue from operations associated with services and supply items increased by 0.7 percent to approximately $4,866,000 as compared to approximately $4,833,000 in the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, all other revenue from operations increased by 63.4 percent to approximately $161,000 as compared to approximately $98,000 in the nine months ended September 30, 2018. The increase was largely attributable to an increase in non-aeronautical revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

Total gross profit from operations increased by 7.7 percent to $1,703,576 in the three months ended September 30, 2019 as compared with the three months ended September 30, 2018. Gross margin increased to 50.3 percent in the three months ended September 30, 2019 as compared to 48.2 percent in the same period in the prior year.

Total gross profit from operations increased by 15.8 percent to $4,220,158 in the nine months ended September 30, 2019 as compared with the nine months ended September 30, 2018. Gross margin increased to 49.0 percent in the nine months ended September 30, 2019 as compared to 44.3 percent in the same period in the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), were $1,284,521 in the three months ended September 30, 2019, representing an increase of approximately $19,000 or 1.5 percent, as compared to the same period in 2018. Total SG&A expenses were $3,400,967 in the nine months ended September 30, 2019, an increase of approximately $39,000 or 1.2 percent, as compared to the same period in 2018. The increased operating expenses relating to our aviation services operations were largely attributable to increased costs related to the higher levels of activity in our Heliport operations.

SG&A expenses associated with our aviation services operations were approximately $1,187,000 in the three months ended September 30, 2019, representing an increase of approximately $23,000, or 1.9 percent, as compared to the three months ended September 30, 2018. SG&A expense, as a percentage of revenue, was 35.1 percent for the three months ended September 30, 2019, as compared with 35.5 percent in the corresponding prior year period.

SG&A expenses associated with our aviation services operations were approximately $3,030,000 in the nine months ended September 30, 2019, representing an increase of approximately $37,000 or 1.2 percent, as compared to the nine months ended September 30, 2018. SG&A expense, as a percentage of revenue, was 35.2 percent for the nine months ended September 30, 2019, as compared with 36.3 percent in the corresponding prior year period.

Corporate SG&A was approximately $98,000 for the three months ended September 30, 2019, representing a decrease of approximately $4,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $371,000 for the nine months ended September 30, 2019, representing an increase of approximately $2,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income from operations for the three and nine months ended September 30, 2019 was $419,055 and $819,191, respectively, compared to operating income of $316,211 and $283,336 in the three and nine months ended September 30, 2018, respectively. The increase in operating income on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization was approximately $81,000 and $408,000 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in depreciation was attributable to the Company’s leasehold improvements becoming fully depreciated at the end of 2018.

Interest Income and Expense

Interest income for the nine months ended September 30, 2019 was approximately $21,000 as compared to approximately $33,000 in the same period in 2018. The decrease in interest income was mainly attributable to the issuance of a note receivable from one of our customers at the Heliport in 2018, which was fully paid as of December 31, 2018. Interest expense for the nine months ended September 30, 2019 was approximately $7,000 as compared to $13,000 in the same period in 2018. The decrease in interest expense was mainly attributable to the Company’s 2019 repayment of bank loans that originated in March 2018.

Income Tax

Income tax expense for the three and nine months ended September 30, 2019 was approximately $147,000 and $278,000, respectively, as compared to $102,000 for both periods in 2018. The increase in income tax expense for each corresponding year-over-year period is the result of increased net income in 2019 compared to 2018.

Net Income Per Share

Net income was $556,407 and $200,199 for the nine months ended September 30, 2019 and 2018, respectively, and $227,882 and $214,111 for the three months ended September 30, 2019 and 2018, respectively. The increases in net income were primarily due to the factors described above.

Basic and diluted net income per share for the nine month period ended September 30, 2019 was $0.55 and $0.54, respectively, as compared to basic and diluted net income per share of $0.19 each for the same period in 2018. Basic and diluted net income per share for the three month period ended September 30, 2019 was $0.28 and $0.27, respectively, as compared to basic and diluted net income per share of $0.21 each for the same period in 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had cash and cash equivalents of $3,501,530 and a working capital surplus of $3,725,645. We generated revenue of $8,618,883 and had net income before taxes of $833,961 for the nine months ended September 30, 2019. For the nine months ended September 30, 2019, cash flows included net cash provided by operating activities of $882,236, net cash used in investing activities of $81,649, and net cash used in financing activities of $137,706.

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

On October 11, 2018, the Company entered into a new loan agreement with the Bank (the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company could continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2019, to be used for the Company’s acquisition of one or more business entities. The Bank subsequently extended the agreement to June 30, 2020 (the “Maturity Date”). The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of September 30, 2019, there are no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for us to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. We are required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and are required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of September 30, 2019, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. As of September 30, 2019, all amounts outstanding under the Key Bank Term Note have been repaid.

We are party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the nine months ended September 30, 2019 and 2018, we incurred approximately $1,190,000 and $1,350,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

These reductions have negatively impacted our business and financial results as well as those of our management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, our former Chief Executive Officer and a former member of its Board of Directors.  We incurred management fees with Empire Aviation of approximately $1,600,000 and $1,230,000 during the nine months ended September 30, 2019 and 2018, respectively, which is recorded in administrative expenses. We, and Empire Aviation, have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson. One of our Directors, Sam Goldstein, serves as deputy director of HJTC.

On April 20, 2018, our Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, ours subsidiary may purchase the vehicle for $1.00.

On January 15, 2019, the Company was issued a note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, has a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments were to be made in six monthly installments beginning May 31, 2019. The customer’s payments on the note have not met the installment plan and the Company was working on changes to the note when the customer filed for Chapter 11 Bankruptcy. The Company intends to continue to pursue remaining amounts due under the note and it is the Company’s expectation that the note will be fulfilled.

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

During the nine months ended September 30, 2019, we had a net increase in cash of $662,881. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the nine months ended September 30, 2019, net cash provided by operating activities was $882,236. This amount included an increase in operating cash related to net income of $556,407 and additions for the following items: (i) depreciation and amortization, $80,572; (ii) stock based compensation, $25,498; (iii) prepaid expenses and other current assets, $402,984; (iv) customer deposits, $3,032; and (v) accounts payable, $25,371. These increases in operating activities were offset by decreases for the following items: (i) accounts receivable, trade; $148,034; (ii) inventories, $34,098; and (iii) accrued expenses, $29,496.

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

Cash from Investing Activities

For the nine months ended September 30, 2019, net cash of $81,649 was used in investing activities for the purchase of property and equipment of $168,857 offset by payment of notes receivable of $87,208. For the nine months ended September 30, 2018, net cash provided by investing activities was $620,320. This amount included the repayment of notes receivable of $800,000 offset by the purchase of property and equipment of $179,680.

Cash from Financing Activities

For the nine months ended September 30, 2019, net cash of $137,706 was used in financing activities for the repayment of right of use leases payable of $25,589 and repayment of notes payable of $112,117. For the nine months ended September 30, 2018, net cash used in financing activities was $314,902. This amount included $175,813 for the repurchase and cancellation of common stock and $274,089 for the repayment of notes payable, offset by the issuance of notes payable of $135,000.

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
10.1+

Employment Agreement of Ronald J. Ricciardi dated September 1, 2019, incorporated herein by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2019.

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

* Filed herewith

+ Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: November 14, 2019	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer