Form 10-K
period 2019-12-31
Saker Aviation Services, Inc.
filed 2020-03-30
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of such business day was $              .

As of March 30, 2020, the Registrant had 1,020,135 shares of its Common Stock, par value $0.03 per share, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

FORM 10-K

THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS. CERTAIN FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE ARE DISCUSSED IN ITEM 1A, “RISK FACTORS” AND ITEM 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” OF THIS ANNUAL REPORT ON FORM 10-K. SEE ALSO “FORWARD-LOOKING STATEMENTS” WITHIN SUCH ITEM 7 OF THIS ANNUAL REPORT ON FORM 10-K.

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

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport, as an FBO and MRO at the Garden City (Kansas) Regional Airport.

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

We believe the general aviation market has been historically cyclical, with revenue correlated to general U.S. economic conditions. Although not truly seasonal in nature, the spring and summer months tend to generate higher levels of revenue and our operations generally follow that trend. We cannot predict with certainty the impact that the ongoing novel coronavirus (“COVID-19”) pandemic will have on our business operations, financial condition and results of operations. The COVID-19 pandemic has significantly disrupted business operations in the United States and globally and has contributed to a decline in general economic conditions in the United States. To the extent local, regional and the federal government impose restrictions on air travel and/or air tourism or consumers cease traveling, our results of operations will be negatively impacted. Please see Item 1A. “Risk Factors” below.

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

Government Regulation

We are subject to a variety of governmental laws and regulations that apply to companies in the aviation industry. These include, among other matters, compliance with the Federal Aviation Administration rules and regulations, and local, regional and national rules and regulations as they relate to environmental matters. We believe we are in compliance with, and intend to continue to comply with, all applicable government regulations. The adoption of new regulations could result in increased costs and have an adverse impact on our results of operations, including, for example, new regulations restricting air travel as a result of the recent COVID-19 pandemic. New regulations relating to the COVID-19 pandemic could cause us to experience significant declines in activity, which would materially adversely affect our results of operations and financial condition. In the event we are unable to remain compliant with applicable rules and regulations, or new regulations result in a reduction in our operations, our business may be adversely affected.

Customers

For the fiscal year ended December 31, 2019, four customers represented approximately 54.7% of our revenue. The loss of any of these four customers could represent a significant decrease in revenue that may adversely affect our business and results of operations. Additionally, these four accounts represented approximately 73.0% of the balance of accounts receivable at December 31, 2019. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. We depend significantly on our business with these four customers.

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

Employees

As of December 31, 2019, we employed 28 persons, 24 of which were employed on a full-time basis, and one of which was an executive officer. All of our personnel are employed in connection with our operations in New York and Kansas.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, we file periodic reports, proxy statements and other information with the SEC. We maintain a website at www.sakeraviation.com where we make available, free of charge, documents that we file with, or furnish to, the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and any amendments to those reports. Our SEC reports can be found under the “SEC Filings” heading in the “Investor Relations” tab on our website. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

The COVID-19 pandemic, or any similar public health threat, could have a material adverse impact on the Company's business, operating results and financial condition, including the suspension of our customer’s operations at the Downtown Manhattan Heliport.

 The coronavirus outbreak or similar public health threats, or fear of such events, that affects travel demand, travel behavior, or travel restrictions could have a material adverse impact on our business, financial condition and operating results. In addition, outbreaks of disease have resulted in increased government restrictions and regulation, and could expand to include quarantines of our personnel or an inability to access facilities or our aircraft, which would adversely affect our operations.

In December 2019, the COVID-19 strain of coronavirus was reported in China. The World Health Organization has declared COVID-19 a pandemic. The United States government has already implemented some forms of travel restrictions. For example, on January 30, 2020, the U.S. Department of State issued a Level 4 "do not travel" advisory for China and, in March of 2020, the U.S. government implemented travel restrictions to Canada and parts of Europe. The U.S. government has also implemented quarantine requirements and travel restrictions in connection with the COVID-19 pandemic, among other measures. Future travel restrictions may impact the type of air travel services we provide. The COVID-19 pandemic and public fear of COVID-19 has reduced the demand for our customer’s services, and as of March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport have ceased due to a drop in demand as a result of the ongoing COVID-19 pandemic. The extent of the impact of the COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions and the impact of the COVID-19 on overall demand for air travel, all of which are highly uncertain and cannot be predicted. If we experience significant declines in demand and a suspension of our customer’s operations over an extended period of time, our results of operations for the fiscal year ending December 31, 2020 will be materially adversely affected.

Our business, results of operations and financial condition may be adversely affected by the outbreak of COVID-19.

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts our business, operations and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

■	the duration and scope of the pandemic;
■	the length of time our customer’s sightseeing tour operations at the Downtown Manhattan Heliport are suspended due to decreased demand;
■	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
■	the actions taken in response to economic disruption;
■	the impact of business disruptions and reductions in employment levels in the United States;
■	our customers’ continuing viability as businesses; and
■	the possibility that all of our facilities will be required to close

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

For the fiscal year ended December 31, 2019, four customers represented approximately 54.7% of our revenue. Additionally, these four accounts represented approximately 73.0% of the balance of accounts receivable at December 31, 2019. Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability. The loss of any of our key customers, or the inability of such customers to pay amounts due to us, could result in a significant decrease in revenue that may adversely affect our business and result of operations.

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

FBOs are subject to extensive regulatory requirements that could result in significant costs. For example, the FAA, from time to time, issues directives and other regulations relating to the management, maintenance and operation of facilities, including the potential of emergency regulations related to the COVID-19 pandemic. Additionally, we may be subject to government procurement regulations as they relate to obtaining new agreements or renewing or extending existing agreements with governmental entities. Compliance with those requirements may cause us to incur significant expenditures. The proposal and enactment of additional laws and regulations, as well as any charges that we have not complied with any such laws and regulations, could significantly increase the cost of our operations and reduce overall revenue. We cannot provide assurance that compliance with existing laws and regulations or that laws or regulations enacted in the future will not adversely affect our business and results of operations. If any emergency regulations related to the COVID-19 pandemic caused us to temporarily cease operations, our results of operations and financial condition would be adversely impacted.

We must maintain and add key management and other personnel.

Our future success is heavily dependent on the performance of our managers. Our growth and future success depends, in large part, on the continued contributions of management and our ability to retain management. Our success depends to a significant extent upon the continued service of Ron Ricciardi, our President and Chief Executive Officer. On September 1, 2019, we entered into an employment agreement with Mr. Ricciardi. The initial term runs from September 1, 2019 through September 1, 2019 and does not provide for automatic renewal. Loss of the services of Mr. Ricciardi could significantly harm our business, results of operations and financial condition. The Company maintains key-person insurance on the life of Mr. Ricciardi.

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

As of March 30, 2020, there were 1,020,135 shares of our common stock outstanding. If all of our outstanding common stock purchase warrants and options were exercised, there would be 1,073,463 shares outstanding, an increase of approximately 5.2%. Any further issuances due to additional equity financings, or the granting of additional options could further dilute our existing stockholders, which could cause the value of our common stock to decline.

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

As of March 30, 2020, our executive officers, directors and their family members and associates, collectively, are entitled to vote approximately 333,589 shares, or 32.7% of the 1,020,135 shares of our outstanding shares of common stock. Accordingly, and because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our Board of Directors, which is currently comprised of three independent directors, a director who is a managing partner of a law firm which provides legal services to us, and one executive officer/director.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

As of March 30, 2020, we lease office and hangar space at the following locations:

Location	Purpose	Space (Square Feet)	Annual Rental	Expiration

2117 S. Air Service Road Garden City, Kansas	Kansas FBO location	17,640	$26,244	December 31, 2030

2145 S. Air Service Road Garden City, Kansas	Kansas MRO location	3,782	$6,780	December 31, 2030

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the high and low closing sale prices for the common stock as reported on the OTCQB for the past two most recent fiscal years, with quarters ended prior to March 1, 2019 adjusted for the Company’s reverse stock split effected on such date.

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2018	$4.98	$2.79

June 30, 2018	$3.90	$2.13

September 30, 2018	$3.87	$2.25

December 31, 2018	$3.30	$2.28

March 31, 2019	$4.50	$2.31

June 30, 2019	$4.10	$2.61

September 30, 2019	$4.55	$2.85

December 31, 2019	$7.00	$4.67

Holders

As of March 30, 2020, there were approximately 248 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

Dividends

             On September 30, 2019, the Company announced that its Board of Directors had declared a special cash dividend of $0.50 per share (the “Dividend”). The Dividend is being paid to stockholders in equal quarterly installments of $0.125 per share which began on November 1, 2019, with the final dividend scheduled to be paid on August 28, 2020. The total amount of future cash dividends to be paid has been accrued in the Company’s balance sheets as of December 31, 2019.

ITEM6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by such forward-looking statements. We therefore caution you against relying on any of these forward-looking statements because they are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include our services and pricing, the impact of the COVID-19 pandemic, general economic conditions, our ability to raise additional capital, our ability to obtain the various approvals and permits for the acquisition and operation of FBOs and the other risk factors contained in Item 1A of this report.

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

Consolidated Statement of Operations Data:	Year Ended December 31, 2019	Year Ended December 31, 2018
(in thousands, except for share and per share data)
Revenue	$11,568	$11,118
Operating Income, before income tax expense	$1,066	$508
Income tax expense	$399	$196
Net Income	$667	$312

Net income per share – basic	$0.66	$0.30
Net income per share – diluted	$0.65	$0.30
Weighted average number of shares – basic	1,008,979	1,029,001
Weighted average number of shares – diluted	1,021,865	1,039,599

Balance Sheet Data: (in thousands)	December 31, 2019	December 31, 2018
Working capital surplus	$3,928	$3,872
Total assets	$7,257	$6,341
Total liabilities	$1,681	$994
Stockholders’ equity	$5,576	$5,347
Total liabilities and Stockholders’ equity	$7,257	$6,341

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results for the Years Ended December 31, 2019 and December 31, 2018.

REVENUE

Revenue increased by 4.0 percent to $11,567,725 for the twelve months ended December 31, 2019 as compared with corresponding prior-year period revenue of $11,118,452.

For the twelve months ended December 31, 2019, revenue associated with services and supply items increased by 2.1 percent to approximately $6,600,000 as compared to approximately $6,400,000 in the twelve months ended December 31, 2018.

For the twelve months ended December 31, 2019, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 6.8 percent to approximately $4,800,000 as compared to approximately $4,500,000 in the twelve months ended December 31, 2018.

For the twelve months ended December 31, 2019, all other revenue increased by 5.4 percent to approximately $184,000 as compared to approximately $174,000 in the twelve months ended December 31, 2018.

GROSS PROFIT

Total gross profit increased 13.2 percent to $5,716,659 in the twelve months ended December 31, 2019 as compared to $5,051,761 in the twelve months ended December 31, 2018. Gross margin was 49.4 percent for the twelve months ended December 31, 2019 as compared to 45.4 percent for the same period in 2018. The increase in gross profit is related to higher levels of activity at our Heliport operation in 2019 as compared to the prior year. The increase in gross margin is related to higher levels of revenue from services and supplies, which generally carry a higher overall gross margin, in 2019 as compared to the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses (“SG&A”) were $4,669,097 in the twelve months ended December 31, 2019, an increase of $109,519 or 2.4 percent, as compared to the same period in 2018.

SG&A associated with our FBO operations were approximately $4,100,000 in the twelve months ended December 31, 2019, an increase of approximately $100,000, or 2.4 percent, as compared to the twelve months ended December 31, 2018. SG&A associated with our FBO operations, as a percentage of revenue, was 35.9 percent for the twelve months ended December 31, 2019, as compared with 36.5 percent in the corresponding prior year period. The increased operating expenses were largely attributable to increased costs related to the higher levels of activity in our Heliport operations.

Corporate SG&A was approximately $514,000 for the twelve months ended December 31, 2019, representing an increase of approximately $13,000 as compared with the corresponding prior year period.

OPERATING INCOME

Operating income for the year ended December 31, 2019 was $1,047,562 as compared to $492,183 in the year ended December 31, 2018. The increase on a year-over-year basis was driven by higher levels of gross profit.

Depreciation and Amortization

Depreciation and amortization was approximately $124,000 and $472,000 for the twelve months ended December 31, 2019 and 2018, respectively. The decrease in depreciation was attributable to the Company’s leasehold improvements becoming fully depreciated at the end of 2018.

Interest Income and Expense

Interest income was $27,069 and $33,027 for the twelve months ended December 31, 2019 and 2018, respectively. The decrease in interest income was mainly attributable to the issuance of a note receivable from one of our customers at the Heliport in 2018, which was fully paid as of December 31, 2018. Interest expense for the year ended December 31, 2019 was $7,987, as compared to $17,121 in the same period in 2018. The decrease in interest expense was mainly attributable to the Company’s 2019 repayment of bank loans that were originated in March 2018.

Impairment of Goodwill and Other Intangibles

We had $750,000 of goodwill at December 31, 2019 and 2018.

Income Tax

Income tax expense for the twelve months ended December 31, 2019 was approximately $399,000, as compared to $197,000 in the same period in 2018. The increase is attributable to an increase in net income in 2019 as compared to net income in the same period in 2018.

Net Income Per Share

Net income for the twelve months ended December 31, 2019 was $667,644 as compared to net income of $311,536 in the twelve months ended December 31, 2018.

Basic and diluted net income per share for the twelve months ended December 31, 2019 was $0.66 and $0.65, respectively, as compared to basic and diluted net income per share of $0.30 each for the same period in 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $3,597,491 and a working capital surplus of $3,928,872. We generated revenue of $11,567,725 and had net income of $667,644 for the twelve months ended December 31, 2019. For the twelve months ended December 31, 2019, cash flows included net cash provided by operating activities of $1,123,862, net cash used in investing activities of $87,382, and net cash used in financing activities of $277,638.

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

Proceeds of the Key Bank Acquisition Note were to be dispersed pursuant to a multiple draw demand note dated as of the agreement date, where the Company could, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000, to be used for the Company’s acquisition of one or more business entities. Until the Change of Terms Agreement, as defined below, the Company was required to make consecutive monthly payments of interest, calculated at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%, on any outstanding principal under the Key Bank Acquisition Note from the date of its issuance through September 15, 2018 (the “Conversion Date”).

At any time through and including the Conversion Date, at the Bank’s discretion, the Company had the opportunity to request that any loan made under the Key Bank Acquisition Note be converted into a term loan to be repaid in full, including accrued interest, by consecutive monthly payments over a 48 month amortization period beginning after the Conversion Date. For any loan that was not converted into a term loan on or before the Conversion Date, the Company would have been required to begin making monthly payments of principal and interest after the Conversion Date, over a 48 month amortization period, after which the remaining unpaid principal and accrued interest would have become due and payable. All loans under the Key Bank Acquisition Note would have, after the Conversion Date, accrued interest at a rate per annum equal to the Bank’s four year cost of funds rate plus 2.5%. As of the Conversion Date, there were no amounts due under the Key Bank Acquisition Note and no amounts had been converted to a term loan.

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through June 30, 2020 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of December 31, 2019, there were no amounts due under the Change of Terms Agreement.

             Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of December 31, 2019, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. As of December 31, 2019, all amounts outstanding under the Key Bank Term Note have been repaid.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the twelve months ended December 31, 2019 and 2018, we incurred approximately $1,640,000 and $1,800,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s former Chief Executive Officer and a former member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $2,200,000 and $1,777,000 during the twelve months ended December 31, 2019 and 2018, respectively, which is recorded in administrative expenses. The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson. One of our Directors, Sam Goldstein, serves as deputy director of HJTC.

           On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

           On January 15, 2019, the Company was issued an unsecured note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, has a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments were to be made in six monthly installments beginning May 31, 2019. The customer’s payments on the note have not met the installment plan and the Company was working on changes to the note when the customer filed for Chapter 11 Bankruptcy. The Company intends to continue to pursue remaining amounts due under the note and it is the Company’s expectation that the note will be fulfilled.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary, Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. In 2019, the Company accepted the title to a Falcon 10 aircraft owned by Mr. Peck as satisfaction in full of the remainder of the $270,000 stock purchase price. The Company intends to sell the aircraft and has classified the it as “Held For Sale” on the Company’s Consolidated Balance Sheets as of December 31, 2019.

As disclosed in a Current Report on Form 8-K filed with the SEC on September 06, 2019, effective September 1, 2019, the Company and Ronald J. Ricciardi entered into a new Employment Agreement (the “New Agreement”). Pursuant to the New Agreement, Mr. Ricciardi will continue to serve as the Company’s President and Chief Executive Officer. Among other things, the New Agreement provides for a four-year term with a base salary of $200,000, with subsequent annual base salary increases at the discretion of the Board of Directors. In addition, Mr. Ricciardi is eligible to receive an annual incentive bonus in an amount equal to 25% of the then-applicable base salary earned in the event that the Company meets or exceeds its annual operating plan for earnings before interest, taxes, depreciation and amortization. Mr. Ricciardi also received a stock award upon the execution of the New Agreement. In addition, Mr. Ricciardi is eligible for additional stock awards upon each of the four anniversary dates of this New Agreement. Each of the five stock awards shall be the number of shares equal to the issued and outstanding shares of the Company on the date of each issuance multiplied by one half of one percent. The issuance of such stock awards are to be administered according to the Company’s Equity Compensation Plan, as approved the Company’s stockholders.

Our anticipated capital expenditures in 2020 are approximately $50,000 - $100,000.

During the twelve months ended December 31, 2019, we had a net increase in cash of $758,842. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2019, net cash provided by operating activities was $1,123,862. This amount included an increase in operating cash related to net income of $667,644 and additions for the following items: (i) depreciation, $124,264; (ii) stock-based compensation expense, $33,997; (iii) prepaid expenses and other current assets, $271,830; (iv) deposits, $3,552; (v) deferred income taxes, $31,000; (vi) accounts payable, $49,052; and (vii) accrued expenses, $59,129. The increase in cash provided by operating activities in 2019 was offset by the following items: (i) accounts receivable, trade, $106,267; and (ii) inventories, $10,339. For the year ended December 31, 2018, net cash provided by operating activities was $856,258. This amount included an increase in operating cash related to net income of $311,536 and additions for the following items: (i) depreciation, $472,067; (ii) stock-based compensation expense, $33,997; (iii) accounts receivable, trade, $240,586; and (iv) deposits, $44,205. The increase in cash provided by operating activities in 2018 was offset by the following items: (i) inventories, $7,736; (ii) prepaid expenses and other current assets, $34,783; (iii) deferred income taxes, $53,000; (iv) accounts payable, $146,903; and (v) accrued expenses, $3,711.

Cash from Investing Activities

For the year ended December 31, 2019, net cash used in investing activities was $87,382. This amount included payments of note receivable of $87,208 offset by purchases of property and equipment of $174,590. For the year ended December 31, 2018, net cash provided by investing activities was $660,082. This amount included payments of note receivable of $850,264 offset by purchases of property and equipment of $190,182.

Cash from Financing Activities

      For the year ended December 31, 2019, net cash used in financing activities was $277,638 of which $112,217 was attributable to the repayment of notes payable, $126,630 to the payment of accrued dividends, and $38,891 to the repayment of right of use leases. For the year ended December 31, 2018, net cash used in financing activities was $402,195 of which $361,379 was attributable to the repayment of notes payable and $175,816 to the repurchase and cancellation of common stock, offset by the issuance of notes payable of $135,000.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable, Trade

The Company extends credit to large and mid-size companies for products and services. The Company has concentrations of credit risk in that 73.0% of the balance of its accounts receivable at December 31, 2019 is made up of only four customers. At December 31, 2019, accounts receivable from the Company’s four largest accounts amounted to approximately $241,298 (35.6%), $115,864 (17.1%), $111,149 (16.4%), and $26,523 (3.9%), respectively. In addition, these four customers represented approximately 54.7% of our revenue in 2019. At December 31, 2018, accounts receivable from the Company’s four largest accounts amounted to approximately $285,350 (33.7%), $202,080 (23.8%), $101,678 (12.0%), and $12,671 (1.5%), respectively. In addition, these four customers represented approximately 59.7% of our revenue in 2018. The Company has in place a security deposit in connection with three of these receivables. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. We assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. We performed an analysis of our goodwill and intangible assets at December 31, 2019 and 2018.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2016.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 became effective for us on January 1, 2019 and we have adopted the new standard using a modified retrospective approach. The adoption of ASU No. 2016-02 did not have a material impact on the Company’s financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	19

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2019 and 2018	20

Consolidated Statements of Operations For the Years Ended December 31, 2019 and 2018	21

Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2019 and 2018	22

Consolidated Statements of Cash Flows For the Years Ended December 31, 2019 and 2018	23

Notes to Consolidated Financial Statements	24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the entity changed its methods of accounting for leases in 2019 due to the adoption of ASU No. 2016-02 “Leases”.

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

Kingston, Pennsylvania

March 30, 2020

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash	$3,597,491	$2,838,649
Accounts receivable	678,045	847,814
Inventories	181,204	170,865
Notes receivable	188,828	270,000
Held for sale assets	270,000	---
Prepaid expenses and other current assets	294,644	566,474
Total current assets	5,210,212	4,693,802

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,676,488 and $3,630,731 respectively	323,316	388,072

OTHER ASSETS
Deposits	2,512	2,512
Right of use assets	495,377	---
Goodwill	750,000	750,000
Deferred income taxes	476,000	507,000
Total other assets	1,723,889	1,259,512
TOTAL ASSETS	$7,257,417	$6,341,386

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$397,343	$348,291
Customer deposits	130,395	126,843
Accrued dividends payable	373,370	---
Accrued expenses	319,557	288,630
Notes payable – current portion	---	57,722
Right of use leases payable – current portion	60,675	---
Total current liabilities	1,281,340	821,486

LONG-TERM LIABILITIES
Notes payable - less current portion	---	173,399
Right of use leases payable - less current portion	399,733	---
Total liabilities	1,681,073	994,885

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 1,020,135 and 1,006,768 shares issued and outstanding as of December 31, 2019 and 2018, respectively	30,604	30,203
Additional paid-in capital	19,818,637	19,756,839
Accumulated deficit	(14,272,897)	(14,440,541)
TOTAL STOCKHOLDERS’ EQUITY	5,576,344	5,346,501
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,257,417	$6,341,386

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2019	2018

REVENUE	$11,567,725	$11,118,452

COST OF REVENUE	5,851,066	6,066,691

GROSS PROFIT	5,716,659	5,051,761

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,669,097	4,559,578

OPERATING INCOME	1,047,562	492,183

OTHER INCOME (EXPENSE):
OTHER INCOME	---	447
INTEREST INCOME	27,069	33,027
INTEREST EXPENSE	(7,987)	(17,121)

TOTAL OTHER INCOME	19,082	16,353

INCOME FROM OPERATIONS, before income taxes	1,066,644	508,536

INCOME TAX EXPENSE (BENEFIT)
CURRENT	368,000	250,000
DEFERRED	31,000	(53,000)

INCOME TAX EXPENSE	399,000	197,000

NET INCOME	$667,644	$311,536

Basic Net Income Per Common Share	$0.66	$0.30

Diluted Net Income Per Common Share	$0.65	$0.30

Weighted Average Number of Common Shares – Basic	1,008,979	1,029,001

Weighted Average Number of Common Shares – Diluted	1,021,865	1,039,599

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2018	1,070,586	$32,117	$19,896,744	$(14,752,077)	$5,176,784

Amortization of stock based compensation			33,997		33,997

Repurchase and cancellation of Common Stock	(64,084)	(1,922)	(173,894)		(175,816)

Issuance of additional common stock	266	8	(8)		0

Net income				311,536	311,536

BALANCE – December 31, 2018	1,006,768	$30,203	$19,756,839	$(14,440,541)	$5,346,501

Issuance of additional Common Stock in connection with reverse split	525	16	(16)		0

Amortization of stock based compensation			33,997		33,997

Dividends declared				(500,000)	(500,000)

Issuance of additional Common Stock	12,842	385	27,817		28,202

Net income				667,644	667,644

BALANCE – December 31, 2019	1,020,135	$30,604	$19,818,637	$(14,272,897)	$5,576,344

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$667,644		$311,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,264		472,067
Stock based compensation	33,997		33,997
Changes in operating assets and liabilities:
Accounts receivable, trade	(106,267)		240,586
Inventories	(10,339)		(7,736)
Prepaid expenses and other current assets	271,830		(34,783)
Deposits	3,552		44,205
Deferred income taxes	31,000		(53,000)
Accounts payable	49,052		(146,903)
Accrued expenses	59,129		(3,711)
TOTAL ADJUSTMENTS	456,218		544,722

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,123,862		856,258

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of notes receivable	87,208		850,264
Purchase of property and equipment	(174,590)		(190,182)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(87,382)		660,082

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable:
Borrowings:	---		135,000
Repayments	(112,117)		(361,379)
Dividends paid	(126,630)		---
Repayment of right of use leases payable	(38,891)		---
Repurchase and cancellation of common stock	---		(175,816)
NET CASH USED IN FINANCING ACTIVITIES	(277,638)		(402,195)

NET CHANGE IN CASH	758,842		1,114,145

CASH – Beginning	2,838,649		1,724,504
CASH – Ending	$3,597,491		$2,838,649

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Accrued Dividend Payable	$373,370	$	---
Change in Accounts Receivable through issuance of a Note Receivable	$276,036		$750,264
Right of use assets obtained in exchange for Lease obligations	$548,070	$	---
Issuance of common stock	$28,202		---
Change in assets held for sale from Notes Receivable	$270,000	$	---

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$7,987		$17,121
Income taxes	$79,029		$341,547

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 1 - Nature of Operations

Saker Aviation Services, Inc. (“Saker”), through its subsidiaries (collectively the “Company”), operates in the aviation services segment of the general aviation industry, in which it serves as the operator of a heliport and a fixed base operation (“FBO”), and as a provider of aircraft maintenance, repair and overhaul (“MRO”). FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), a wholly-owned subsidiary, operates the Downtown Manhattan Heliport via a concession agreement with the City of New York. FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“FBOGC”), a wholly-owned subsidiary provides FBO and MRO services in Garden City, Kansas.

NOTE 2 – Liquidity and Material Agreements

As of December 31, 2019, we had cash of $3,597,491 and a working capital surplus of $3,928,872. We generated revenue of $11,567,725 and had net income of $667,644 for the twelve months ended December 31, 2019.

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

Proceeds of the Key Bank Acquisition Note were to be dispersed pursuant to a multiple draw demand note dated as of the agreement date, where the Company could, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000, to be used for the Company’s acquisition of one or more business entities. Until the Change of Terms Agreement, as defined below, the Company was required to make consecutive monthly payments of interest, calculated at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%, on any outstanding principal under the Key Bank Acquisition Note from the date of its issuance through September 15, 2018 (the “Conversion Date”).

At any time through and including the Conversion Date, at the Bank’s discretion, the Company had the opportunity to request that any loan made under the Key Bank Acquisition Note be converted into a term loan to be repaid in full, including accrued interest, by consecutive monthly payments over a 48 month amortization period beginning after the Conversion Date. For any loan that was not converted into a term loan on or before the Conversion Date, the Company would have been required to begin making monthly payments of principal and interest after the Conversion Date, over a 48 month amortization period, after which the remaining unpaid principal and accrued interest would have become due and payable. All loans under the Key Bank Acquisition Note would have, after the Conversion Date, accrued interest at a rate per annum equal to the Bank’s four year cost of funds rate plus 2.5%. As of the Conversion Date, there were no amounts due under the Key Bank Acquisition Note and no amounts had been converted to a term loan.

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through June 30, 2020 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of December 31, 2019, there were no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of December 31, 2019, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. As of December 31, 2019, all amounts outstanding under the Key Bank Term Note have been repaid.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the twelve months ended December 31, 2019 and 2018, we incurred approximately $1,640,000 and $1,800,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of Alvin Trenk, the Company’s former Chief Executive Officer and a former member of its Board of Directors.  The Company incurred management fees with Empire Aviation of approximately $2,200,000 and $1,777,000 during the twelve months ended December 31, 2019 and 2018, respectively, which is recorded in administrative expenses. The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  Mr. Trenk is also an active participant with HJTC, which is managed by his grandson. One of our Directors, Sam Goldstein, serves as deputy director of HJTC.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

On January 15, 2019, the Company was issued an unsecured note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, has a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments were to be made in six monthly installments beginning May 31, 2019. The customer’s payments on the note have not met the installment plan and the Company was working on changes to the note when the customer filed for Chapter 11 Bankruptcy. The Company intends to continue to pursue remaining amounts due under the note and it is the Company’s expectation that the note will be fulfilled.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary, Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. In 2019, the Company accepted the title to a Falcon 10 aircraft owned by Mr. Peck as satisfaction in full of the remainder of the $270,000 stock purchase price. The Company intends to sell the aircraft and has classified the it as “Held For Sale” on the Company’s Consolidated Balance Sheets as of December 31, 2019.

As disclosed in a Current Report on Form 8-K filed with the SEC on September 06, 2019, effective September 1, 2019, the Company and Ronald J. Ricciardi entered into a new Employment Agreement (the “New Agreement”). Pursuant to the New Agreement, Mr. Ricciardi will continue to serve as the Company’s President and Chief Executive Officer. Among other things, the New Agreement provides for a four-year term with a base salary of $200,000, with subsequent annual base salary increases at the discretion of the Board of Directors. In addition, Mr. Ricciardi is eligible to receive an annual incentive bonus in an amount equal to 25% of the then-applicable base salary earned in the event that the Company meets or exceeds its annual operating plan for earnings before interest, taxes, depreciation and amortization. Mr. Ricciardi also received a stock award upon the execution of the New Agreement. In addition, Mr. Ricciardi is eligible for additional stock awards upon each of the four anniversary dates of this New Agreement. Each of the five stock awards shall be the number of shares equal to the issued and outstanding shares of the Company on the date of each issuance multiplied by one half of one percent. The issuance of such stock awards are to be administered according to the Company’s Equity Compensation Plan, as approved the Company’s stockholders.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FFH and FBOGC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash

The Company maintains its cash with various financial institutions which often exceeds federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions.

Accounts Receivable, Trade and Revenue Concentration

The Company extends credit to large and mid-size companies for products and services. The Company has concentrations of credit risk in that 73.0% of the balance of its accounts receivable at December 31, 2019 is made up of only four customers. At December 31, 2019, accounts receivable from the Company’s four largest accounts amounted to approximately $241,298 (35.6%), $115,864 (17.1%), $111,149 (16.4%), and $26,523 (3.9%), respectively. In addition, these four customers represented approximately 54.7% of our revenue in 2019. At December 31, 2018, accounts receivable from the Company’s four largest accounts amounted to approximately $285,350 (33.7%), 202,080 (23.8%), $101,678 (12.0%), and $12,671 (1.5%), respectively. In addition, these four customers represented approximately 59.7% of our revenue in 2018. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

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

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. The Company assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. The Company performed an analysis of its goodwill and intangible assets at December 31, 2019 and 2018.

Leases

At December 31, 2019, our consolidated balance sheets include a right of use asset of approximately $495,000, a long-term lease liability of approximately $400,000, and a short-term liability of approximately $61,000.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Revenue Recognition

The Company recognizes revenue from ground-based services, such as fueling and aircraft storage, and aircraft maintenance and repair services. Revenue for the sale of ground-based services is recognized as a sale of services at the time the service is performed and provided to customers. Revenue for the sale of aircraft fuel is recognized at the time products are delivered to customers. Customers are invoiced at the time the services are performed and the associated revenue is recognized in the period it is earned. Revenue from aircraft storage services is recognized monthly based upon agreement. Aircraft maintenance and repair service revenue is recognized over time as all of the performance obligations are met. Performance obligations are satisfied when control of the aircraft has been transferred back to the customer.

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

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2019 and 2018 was approximately $29,840 and $33,118, respectively.

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

The Company recognizes the tax benefits of uncertain tax positions only where the position is “more likely than not” to be sustained assuming examination by tax authorities. Management has analyzed the Company’s tax positions, and has concluded that no liability should be recorded related to uncertain tax positions taken.

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2016.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Year Ended December 31,
	2019(1)	2018(1)
Weighted average common shares outstanding, basic	1,008,979	1,029,001

Common shares upon exercise of options	12,886	10,598

Weighted average common shares outstanding, diluted	1,021,865	1,039,599

(1)

Common shares of 40,402 and 39,402 underlying outstanding stock options for the years ended December 31, 2019 and 2018, respectively, were excluded from the computation of diluted earnings per share as their inclusion would be antidilutive.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the years ended December 31, 2019 and 2018, the Company incurred stock based compensation of $33,997. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2019, the unamortized fair value of the options totaled $74,660 and the weighted average remaining amortization period of the options approximated five years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2019 and 2018 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2019	2018
Dividend yield	0%	0%
Expected volatility	910%	740%
Risk-free interest rate	1.6%	2.5%
Expected lives (years)	5.0	5.0

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2019 and 2018, was $5.16 and $3.03, respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”), which requires an entity to recognize assets and liabilities on the balance sheet for the rights and obligations created by leased assets and provide additional disclosures. ASU 2016-02 became effective for us on January 1, 2019 and we have adopted the new standard using a modified retrospective approach. The adoption of ASU 2016-02 did not have a material effect on the Company’s consolidated financial statements.

NOTE 4 – Inventories

Inventory consists primarily of aviation fuel, which the Company dispenses to its customers, and parts inventory as a result of the acquisition of Aircraft Services. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Inventories consist of the following:

	December 31,
	2019	2018
Parts inventory	$87,625	$82,384
Fuel inventory	79,497	76,761
Other inventory	14,082	11,720
Total inventory	$181,204	$170,865

Included in fuel inventory are amounts held for third parties of $25,804 and $37,675 as of December 31, 2019 and 2018, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2019	2018	Useful Life (years)
Aircraft	$56,000	$56,000	7	–	12
Vehicles	396,483	467,972	5	–	10
Office furniture and equipment	452,520	409,260	3	–	7
Tools and shop equipment	81,847	81,847	3	–	10
Leasehold improvements	2,812,594	2,803,724	10	–	20
Building/fuel farm	200,000	200,000	7	–	17
Total	3,999,804	4,018,803
Less: accumulated depreciation and amortization	(3,676,488)	(3,630,731)
Property and equipment, net	$323,316	$388,072

Depreciation and amortization expense for the years ended December 31, 2019 and 2018 was approximately $124,000 and $472,000, respectively.

NOTE 6 – Goodwill and Intangible Assets

The Company had $750,000 of goodwill at each of December 31, 2019 and 2018.

NOTE 7 – Notes Payable

Notes payable consist of:	December 31,
	2019		2018
Key Bank Term Note, paid in full in 2019.	$	---	112,117
Commerce Bank Truck Lease, converted to Right of use lease payable in 2019.		---	119,004
Subtotal		---	231,121
Less: current portion		---	(57,722)
Total – long term	$	---	$173,399

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 8 – Income Taxes

The Company’s deferred tax assets consisted of the following:

	December 31,
Deferred tax assets:	2019	2018
Stock based compensation	$44,000		$50,000
Goodwill and intangibles	3,000		21,000
Property and equipment	471,000		486,000
Total deferred tax assets	518,000		557,000
Valuation Allowance	(42,000)		(50,000)

Deferred tax asset – net of valuation allowance	$476,000		$507,000

Change in valuation allowance	$8,000	$	---

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:	December 31,
	2019	2018
Tax expense at statutory rate	21.0%	21.0%
State and local income taxes, net of federal	16.4%	17.7%
Effective income tax expense rate	37.4%	38.7%

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

NOTE 9 – Stockholders’ Equity

Common Stock

A summary of the Company’s shares of Common Stock outstanding at December 31, 2019 is presented in the table below:

:	Number of shares outstanding
January 1, 2018	1,070,586
Repurchase and cancellation of shares of Common Stock	(64,084)
Shares issued in connection with exercise of stock options	266
December 31, 2018	1,006,768
Shares issued in connection with Reverse Split	525
Shares issued in connection with exercise of stock options	7,806
Shares issued in connection with Employment Agreement	5,036
December 31, 2019	1,020,135

Stock Options

On August 27, 2019, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Incentive Plan of 2019 (”the “Plan”). Also included are outstanding warrants granted under the Stock Option Plan of 2005, which was approved during the Annual Meeting on December 12, 2006. The Plan is administered by the Company’s Compensation Committee and provides for 250,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Compensation Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. The fair value of stock options are calculated in accordance with FASB ASC Topic 718. As of December 31, 2019 and 2018, there were 196,672 and 186,673 shares available for grant as options under the Plan, respectively.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, December 31, 2017	56,661	$2.606
Granted	13,332	2.400
Exercised	(6,666)	2.310
Balance, December 31, 2018	63,327	$2.594
Granted	13,332	5.600
Exercised	(13,332)	2.350
Expired	(9,999)	2.550
Balance, December 31, 2019	53,328	$3.391

A summary of the Company’s stock options outstanding at December 31, 2019 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$5.60	13,332	4.92	---	$	---
$2.40	13,332	3.92	13,332		$20,225
$3.24	13,332	2.92	13,332		$9,026
$2.25	6,666	1.92	6,666		$11,113
$2.40	6,666.92		6,666		$10,113
TOTALS	53,328		39,996		$50,477

Warrants

The company does not have any warrants outstanding as of December 31, 2019.

Preferred Stock

As of December 31, 2019 and 2018, the Company has 333,306 shares of preferred stock authorized and none of which is issued and outstanding.  On February 27, 2019, the Company filed with the Secretary of State of the state of Nevada a certificate of amendment o our articles of incorporation. The amendment provided for, among other things, a reduction in the number of authorized shares of preferred stock to 333,306. The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine. As of December 31, 2019 and 2018, there were no shares of preferred stock outstanding.

NOTE 10 – Employee Benefit Plan

The Company maintains a 401K Plan which covers all employees of the Company (the “401K Plan”). Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides that the Company match each participant's contribution at 100% up to 4% of the employee’s deferral. The employer match prior to the change was 50% up to 6% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $31,000 and $30,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE 11 – Commitments

Right-Of-Use Leasing Arrangements

The Company leases facilities from Garden City, Kansas, which provides for: (a) a 21-year lease term expiring December 31, 2030, with one five-year renewal period, and (b) a base rent of $2,187 per month. In addition, the Company incurs a fuel flowage fee of $0.06 per gallon of fuel received. The fuel flowage fee is to be reviewed annually by the Garden City Regional Airport, the City of Garden City, and the Company. Flowage fees on fuel gallons purchased aggregated approximately $52,000 and $49,000 for the years ended December 31, 2019 and 2018, respectively.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The Company leases additional facilities from Garden City, Kansas, which provides for a 14 year lease term expiring December 31, 2030 with a base rent of $565 a month.

In 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck. The lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the lease, the Company’s subsidiary may purchase the vehicle for $1.00.

The Company’s lease right of use assets and lease liabilities as of December 31, 2019 are summarized as follows:

December 31,
2019
Right of use assets	$495,377
Current portion of debt and right of use lease liabilities	$60,675
Long term portion of debt and right of use lease liabilities	399,733
Total right of use lease liabilities	$460,408
Weighted average remaining lease terms (years)	12
Weighted average discount rate	5.5%

The maturities of the Company’s right of use lease liabilities as of December 31, 2019 are as follows:

For the year ended
December 31,	Total
2020	$84,672
2021	84,018
2022	83,149
2023	61,688
2024	50,448
Thereafter	289,171
TOTAL	$653,146
Less Interest	(192,738)
Present value of lease liabilities	$460,408

The components of right of use lease expenses included in “Selling, General and Administrative Expenses” in the Company’s consolidated statements of operations aggregated approximately $35,000 in 2019.

NOTE 12 – Dividend Payable

On September 30, 2019, the Company announced that its Board of Directors had declared a special cash dividend of $0.50 per share (the “Dividend”). The Dividend is being paid in equal quarterly installments of $0.125 per share which began on November 1, 2019, with the final dividend scheduled to be paid on August 28, 2020. The total amount of future cash dividends to be paid has been accrued in the Company’s consolidated balance sheets as of December 31, 2019.

NOTE 13 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the year ended December 31, 2019 and 2018, no services were provided to the Company by Wachtel & Missry, LLP.

As described in more detail in Note 2, Liquidity, and Material Agreements, the Company is party to a management agreement with Empire Aviation, an entity owned by the children of Alvin S. Trenk, the Company’s former Chief Executive Officer and a former member of our Company’s Board of Directors.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 14 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 15 – Subsequent Events

In December 2019, the COVID-19 strain of coronavirus was reported in China. The World Health Organization has declared COVID-19 a pandemic. The United States government has already implemented some forms of travel restrictions. For example, on January 30, 2020, the U.S. Department of State issued a Level 4 "do not travel" advisory for China and, in March of 2020, the U.S. government implemented travel restrictions to Canada and parts of Europe. The U.S. government has also implemented quarantine requirements and travel restrictions in connection with the COVID-19 pandemic, among other measures. Future travel restrictions may impact the type of air travel services we provide. The COVID-19 pandemic and public fear of COVID-19 has reduced the demand for our customer’s services, and as of March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport have ceased due to a drop in demand as a result of the ongoing COVID-19 pandemic. The extent of the impact of the COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions and the impact of the COVID-19 on overall demand for air travel, all of which are highly uncertain and cannot be predicted. If we experience significant declines in demand and a suspension of our customer’s operations over an extended period of time, our results of operations for the fiscal year ending December 31, 2020 will be materially adversely affected.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of the Company as of December 31, 2019:

Name	Age	Position

William B. Wachtel	65	Director, Chairman of the Board

Ronald J. Ricciardi	58	Director, President & Chief Executive Officer

Samuel Goldstein	41	Director

Marc Chodock	41	Director

Roy Moskowitz	65	Director

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

Ronald J. Ricciardi – Director, President and Chief Executive Officer

Mr. Ricciardi was designated as Chief Executive Officer on November 29, 2018 and has served as our President since March 2009. From August 2004 until September 2006, Mr. Ricciardi also served as our Acting Chief Financial Officer. Mr. Ricciardi was a director of Saker’s predecessor entity since its inception in 2003 and continues to serve in that capacity for the current entity. From December 2006 until October 2010, Mr. Ricciardi served as Vice Chairman of the Board. Mr. Ricciardi served as Chairman of the Board from April 2009 until October 2011.

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

Mr. Ricciardi’s participation is important to our Board of Directors because of his 15 years of experience working in a variety of roles with us, including his service on our Board of Directors, combined with his knowledge of the aviation industry and his extensive management experience, all of which demonstrate his strong commitment to us and make him a valued member of our Board of Directors.

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

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of Marc Chodock, Roy P. Moskowitz and Samuel Goldstein; the Nominating Committee comprised of William B. Wachtel and Ronald J. Ricciardi; and the Compensation Committee comprised of Roy P. Moskowitz, Marc Chodock, and Samuel Goldstein.

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2019 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2019, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act, except for Messrs. Wachtel, Chodock, and Ricciardi, each of whom filed one late Form 4 reporting one transaction, Mr. Moskowitz, who filed one late Form 4 reporting two transactions, and Mr. Goldstein who filed his initial statement of beneficial ownership on Form 3 late and filed one late Form 4 reporting one transaction.

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

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us during the fiscal years ended December 31, 2019 and 2018 for services performed on our behalf with respect to the person who served as our executive officer as of December 31, 2019.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	All Other Compensation ($)(2)	Total ($)

Ronald J. Ricciardi, President and Chief Executive Officer	2019	175,385	46,315	221,700
	2018	150,000	17,306	167,306

1.

Effective September 1, 2019, Mr. Ricciardi’s base salary was increased from $150,000 to $200,000. Mr. Ricciardi received a base salary in 2018 of $150,000.  Included in Mr. Ricciardi’s 2019 salary is a $10,000 bonus he received pursuant to his employment agreement with the Company.

2.

Pursuant to his employment agreement with the Company, Mr. Ricciardi was granted 5,036 shares of the Company’s common stock on December 5, 2019, which was valued at $28,202. Mr. Ricciardi receives health insurance coverage estimated at a value of approximately $1,067 per month in both 2019 and 2018, and received a match to his 401K contributions from us amounting to approximately $5,300 and $4,500 in 2019 and 2018, respectively.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019

There are no outstanding equity awards at December 31, 2019.

2019 DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Samuel Goldstein	7,500	18,665	26,165

William B. Wachtel	5,000	18,665	23,665

Marc Chodock	7,500	18,665	26,165

Roy P. Moskowitz	7,750	18,665	26,415

1.

Each non-employee director is entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.

Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2019, the Board of Directors granted each non-employee director an option for their service in 2019. Each option was for 3,333 shares and was priced at $5.60 per share, which was the closing sales price of our common stock on December 1, 2019. The options vest on December 1, 2020 and may be exercised until December 1, 2024. See Item 12. for a description of all outstanding options held by non-employee directors at December 31, 2019. The fair value of the option awards are calculated in accordance with FASB ASC Topic 718.

Employment Agreements

As disclosed in a Current Report on Form 8-K filed with the SEC on September 06, 2019, effective September 1, 2019, the Company and Ronald J. Ricciardi entered into a new Employment Agreement (the “New Agreement”). Pursuant to the New Agreement, Mr. Ricciardi will continue to serve as the Company’s President and Chief Executive Officer. Among other things, the New Agreement provides for a four-year term with a base salary of $200,000 with subsequent annual base salary increases at the discretion of the Board of Directors. In addition, Mr. Ricciardi is eligible to receive an annual incentive bonus in an amount equal to 25% of the then-applicable base salary earned in the event that the Company meets or exceeds its annual operating plan for earnings before interest, taxes, depreciation and amortization. Mr. Ricciardi also received a stock award upon the execution of the New Agreement. In addition, Mr. Ricciardi is eligible for additional stock awards upon each of the four anniversary dates of this New Agreement. Each of the five stock awards shall be the number of shares equal to the issued and outstanding shares of the Company on the date of each issuance multiplied by one half of one percent. The issuance of such stock awards are to be administered according to the Company’s Equity Compensation Plan, as approved the Company’s stockholders.

 Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. The Company maintains a 401K Plan (the “401K Plan”) which covers all employees of the Company. Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides for the Company to match each participant's contribution at 100% up to 4% of the employee’s deferral. The employer match prior to the change was 50% up to 6% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $31,000 and $30,000 for the years ended December 31, 2019 and 2018, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of March 30, 2020 regarding the beneficial ownership of our common stock by:

●	each of our current executive officer and directors; and
●	all of our current directors and executive officer as a group; and
●	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

Unless otherwise indicated below, the address for each of our directors and officers is 20 South Street, Pier 6 East River, New York, New York 10004.

	Number of Shares		Percentage of
	of Common Stock		Common Stock
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned (1)

William B. Wachtel (2)	187,280	(3)	18.1%

Ronald J. Ricciardi (4)	48,670	(5)	4.8%

Marc Chodock (6)	110,514	(7)	10.8%

Samuel Goldstein (8)	3,333	(9)	0.3%

Roy P. Moskowitz (10)	10,458	(11)	1.0%

All directors and officers as a group (5 in number)	360,255		34.0%

Ronald I. Heller (12)	64,085	(12)	6.3%

All Beneficial Holders as a group (6 in number)	424,340		40.3%

(1)

The percentages computed in the table are based upon 1,020,135 shares of our common stock, which were outstanding on December 31, 2019. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of March 30, 2020.

(2)	William B. Wachtel is our Chairman of the Board and a director.
(3)

The shares of our common stock reported in the table include: (a) 6,467 shares purchased by Mr. Wachtel in the open market; (b) an aggregate of 1,550 shares issued in connection with the cashless exercise of options; (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2020, which option is currently exercisable; (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2021, which option is currently exercisable; (e) 3,333 shares issuable upon the exercise of an option expiring December 1, 2022, which option is currently exercisable; (f) 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 3,333 shares issuable upon the exercise of an option granted on December 1, 2019, which shall become exercisable on December 1, 2020; and (y) 11,113 shares of our common stock acquired by Wachtel Missry, LLP, which has provided certain legal services for us. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)	Ronald J. Ricciardi is our President, Chief Executive Officer and a director.
(5)

The shares of our common stock reported in the table include 8,846 shares issued in connection with a cashless exercise of an option to purchase 10,000 shares and a stock grant of 5,036 shares in 2019 issued in connection with Mr. Ricciardi’s employment agreement.

(6)	Marc Chodock is a director.
(7)

The shares of our common stock reported in the table include 100,000 shares based on a Schedule 13D filed with the SEC on February 9, 2015. The reporting persons are (i)ACM Value Opportunities Fund I, LP, a Delaware limited partnership (the “Fund”), with respect to the shares of our common stock directly owned by it; (ii) ACM Value Opportunities Fund I GP, LLC, a Delaware limited liability company  (the “General Partner”), as general partner of the Fund, with respect to the shares of our common stock directly owned by the Fund, (iii) Arvice Capital Management, LLC, a Delaware limited liability company (the “Manager”), as manager of the Fund, with respect to the shares of our common stock directly owned by the Fund; and (iv) Mr. Marc Chodock (“Mr. Chodock”), as managing member of the Manager, with respect to the shares of our common stock directly owed by the Fund.  The business address of each of the Reporting Persons is 110 East 25th St., 3rd Floor, New York, New York 10011.  The shares of our common stock reported in the table also include 3,848 shares issued in connection with the cashless exercise of options to purchase 6,666 shares. In addition, the shares of our common stock reported in the table include: (a) 3,333 shares issuable upon the exercise of an option expiring December 1, 2022, which option is currently exercisable and (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2019, which shall become exercisable on December 1, 2020.

(8)	Samuel Goldstein is a director.

(9)

The shares of our common stock reported in the table include 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable. The shares of our common stock in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2019, which shall become exercisable on December 1, 2020.

(10)	Roy P. Moskowitz is a director.
(11)

The shares of our common stock reported in the table include (a) 3,167 shares purchased by Mr. Moskowitz in the open market; (b) 3,958 shares issued in connection with a cashless exercise of options to purchase 6,666 shares; (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2022, which option is currently exercisable; and (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2019, which shall become exercisable on December 1, 2020.

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

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2019, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	53,328	$2.655	196,672

Equity compensation plans not approved by security holders	—	$—	—
Total	53,328	$2.655	196,672

We received stockholder approval on December 12, 2006 for the Saker Aviation Services, Inc. Stock Option Plan of 2005 which relates to 250,000 shares of our common stock. Additionally, we received stockholder approval on December 5, 2019 for the Saker Aviation Services Inc. 2019 Stock Incentive Plan, which made 185,000 shares of our common stock were available for award under the plan.

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

Pursuant to a management agreement with Empire Aviation, which is owned by the children of Alvin S. Trenk, our former Chief Executive Officer and a former director, the Company incurred management fees of approximately $2,200,000 and $1,777,000 during the twelve months ended December 31, 2019 and 2018, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office. Mr. Goldstein, one of our directors, serves as deputy director of HTJC. Mr. Trenk is also an active participant with HTJC, which is managed by his grandson.

On February 6, 2018, the Company was issued a note by one of its customers at the Heliport. The note scheduled approximately $750,000 in receivables payable by such customer, had a maturity date of October 31, 2018, and carried a 7.5% rate of interest. As of December 31, 2019, all amounts due under the note have been paid. During the second quarter of 2018, Mr. Trenk acquired controlling interest in this customer.

Director Independence

Our Board of Directors made the determination of director independence in accordance with the definition set forth in the Nasdaq Stock Market rules. Under such definition, Marc Chodock, Roy P. Moskowitz and Samuel Goldstein qualify as independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were approximately $97,100 and $94,800 by Kronick Kalada Berdy & Co. for 2019 and 2018, respectively, for the audits of our annual financial statements for the fiscal years ended December 31, 2019 and 2018, and the reviews of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for those fiscal years.

Audit-Related Fees. There were no fees billed for professional services categorized as Audit-Related Fees by the principal accountant for the fiscal years ended December 31, 2019 and 2018.

Tax Fees. For the years ended December 31, 2019 and 2018, the aggregate fees billed by the principal accountant for services categorized as Tax Fees were $15,000 and $0, respectively.

All Other Fees. There were no fees billed for services categorized as All Other Fees by the principal accountant for the fiscal years ended December 31, 2019 and 2018.

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

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2019 and 2018 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

(b)	Financial Statement Schedules

None.

(c)	Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation, incorporated by reference from Exhibit 3(i)(6) to the Company’s Current Report on Form 8-K filed on December 18, 2006.

3.2	Articles of Merger (Changing name to Saker Aviation Services, Inc.), incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 1, 2009.

3.3

Certificate of Amendment to Articles of Incorporation of Saker Aviation Services, Inc., incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 28, 2019.

3.4	Bylaws of Saker Aviation Services, Inc., incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 1, 2009.

4.1*	Description of Securities

10.1	Stock Option Plan of 2005, incorporated by reference from Exhibit 10-18 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

10.2

Concession Agreement between FirstFlight, Inc. and the City of New York by and through New York City of Department of Small Business Services, dated October 7, 2008, incorporated by reference from Exhibit 33.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

10.3	2019 Stock Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2019.

10.4

Amendment to NYC Heliport Concession Agreement, dated as of July 13, 2016, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016.

10.5

Loan Agreements entered into by and between the Company and KeyBank, dated as of March 15, 2018, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2018.

10.6

Modified Loan Agreement entered into by and between the Company and KeyBank, dated as October 11, 2018, incorporated by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

10.7

Employment Agreement, dated September 1, 2019, by and between the Company and Ronald J. Ricciardi, incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 6, 2019.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal financial officer).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive officer).

32.1*	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Extension Definition XBRL Taxonomy Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

+Management compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: March 30, 2020	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chairman of the Board,
/s/ William B. Wachtel	Director	March 30, 2020
William B. Wachtel

/s/ Rnald J. Ricciardi	President, Chief Executive Officer, Director	March 30, 2020
Ronald J. Ricciardi

/s/ Marc Chodock	Director	March 30, 2020
Marc Chodock

/s/ Roy P. Moskowitz	Director	March 30, 2020
Roy P. Moskowitz

/s/ Samuel Goldstein	Director	March 30, 2020
Samuel Goldstein