Form 10-Q
period 2020-03-31
Saker Aviation Services, Inc.
filed 2020-05-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2020

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

Yes ☒         No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐          No ☒

As of May 15, 2020, the registrant had 1,023,744 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2020

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,143,675	$3,597,491
Accounts receivable	552,171	678,045
Inventories	161,350	181,204
Notes receivable	188,828	188,828
Held for sale assets	270,000	270,000
Prepaid expenses and other current assets	196,586	294,644
Total current assets	4,512,610	5,210,212

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,696,006 and $3,676,488 as of March 31, 2020 and December 31, 2019, respectively	308,710	323,316

OTHER ASSETS
Deposits	2,512	2,512
Right of use assets	482,088	495,377
Goodwill	750,000	750,000
Deferred income taxes	476,000	476,000
Total other assets	1,710,600	1,723,889
TOTAL ASSETS	$6,531,920	$7,257,417

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$27,322	$397,343
Customer deposits	130,821	130,395
Accrued dividends payable	245,402	373,370
Accrued expenses	179,166	319,557
Right of use leases payable – current portion	61,028	60,675
Total current liabilities	643,739	1,281,340

LONG-TERM LIABILITIES
Right of use leases payable - less current portion	389,326	399,733
Total liabilities	1,033,065	1,681,073

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 1,023,744 and 1,020,135 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	30,712	30,604
Additional paid-in capital	19,837,180	19,818,637
Accumulated deficit	(14,369,037)	(14,272,897)
TOTAL STOCKHOLDERS’ EQUITY	5,498,855	5,576,344
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,531,920	$7,257,417

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019

REVENUE	$1,673,755	$2,072,772

COST OF REVENUE	1,081,665	1,183,237

GROSS PROFIT	592,090	889,535

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	693,577	831,956

OPERATING (LOSS) INCOME FROM OPERATIONS	(101,487)	57,579

OTHER INCOME (EXPENSE):
INTEREST INCOME	6,576	8,408
INTEREST (EXPENSE)	(1,229)	(2,651)
NET OTHER INCOME	5,347	5,757

(LOSS) INCOME FROM OPERATIONS, before income taxes	(96,140)	63,336

INCOME TAX EXPENSE	0	(11,000)

NET (LOSS) INCOME	$(96,140)	$52,336

Basic and Diluted Net (Loss) Income Per Common Share	$(0.09)	$0.05

Weighted Average Number of Common Shares – Basic	1,022,515	1,007,293
	1,038,899	1,019,572
Weighted Average Number of Common Shares – Diluted

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2019	1,006,768	$30,203	$19,756,839	$(14,440,541)	$5,346,501

Issuance of additional Common Stock in connection with reverse split	525	16	-16		0

Amortization of stock based compensation			8,500

Net income				52,336	52,336

BALANCE – March 31, 2019	1,007,293	$30,219	$19,765,323	$(14,388,205)	$5,407,337

BALANCE – January 1, 2020	1,020,135	$30,604	$19,818,637	$(14,272,897)	$5,576,344

Issuance of additional Common Stock	3,609	108	-108		0

Amortization of stock based compensation			18,651		18,651

Net loss				(96,140)	(96,140)

BALANCE – March 31, 2020	1,023,744	$30,712	$19,837,180	$(14,369,037)	$5,498,855

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income		$(96,140)		$52,336
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization		32,807		21,818
Stock based compensation		18,651		8,500
Changes in operating assets and liabilities:
Accounts receivable, trade		125,874		30,614
Inventories		19,854		(19,727)
Prepaid expenses and other current assets		98,058		112,487
Customer deposits		426		1,861
Accounts payable		(370,021)		20,281
Accrued expenses		(140,391)		14,881
TOTAL ADJUSTMENTS		(214,742)		190,715

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES		(310,882)		243,051

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		(4,912)		(42,128)
NET CASH USED IN INVESTING ACTIVITIES		(4,912)		(42,128)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid		(127,968)		---
Repayment of right of use leases payable		(10,054)		(6,147)
Repayment of notes payable		---		(82,228)
NET CASH USED IN FINANCING ACTIVITIES		(138,022)		(88,375)

NET CHANGE IN CASH		(453,816)		112,548

CASH – Beginning		3,597,491		2,838,649
CASH – Ending		$3,143,675		$2,951,197

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Change in Accounts Receivable through issuance of a Note Receivable	$	---		$276,036

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest		$1,229		$2,651
Income taxes		$28,079	$	---

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The condensed consolidated balance sheet as of March 31, 2020 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2020 and 2019 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2020 and its results of operations and cash flows for the three months ended March 31, 2020 not misleading. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any full year or any other interim period.

Since December 2019, the novel coronavirus (“COVID-19”) has spread to many countries and the World Health Organization has declared COVID-19 a pandemic. Federal, state, and local governments have implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which have negatively impacted our operations. As a result of the ongoing COVID-19 pandemic, as of March 17, 2020 all sightseeing tour operations at the Downtown Manhattan Heliport ceased due to a drop in demand. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions, and the impact of the COVID-19 pandemic on overall demand for air travel, all of which are highly uncertain and cannot be predicted. Based on the impact that the COVID-19 pandemic has already had on our business, we expect to experience a decrease in revenue for the fiscal year ending December 31, 2020 relative to prior year periods.

NOTE 2 – Liquidity and Material Agreements

As of March 31, 2020, we had cash of $3,143,675 and a working capital surplus of $3,868,871. We generated revenue of $1,673,755 and had a net loss of $(96,140) for the three months ended March 31, 2020. For the three months ended March 31, 2020, cash flows included net cash used in operating activities of $310,882, net cash used in investing activities of $4,912, and net cash used in financing activities of $138,022.

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

Proceeds of the Key Bank Acquisition Note were to be disbursed pursuant to a multiple draw demand note dated as of the agreement date, where the Company could, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000, to be used for the Company’s acquisition of one or more business entities. Until the Change of Terms Agreement, as defined below, the Company was required to make consecutive monthly payments of interest, calculated at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%, on any outstanding principal under the Key Bank Acquisition Note from the date of its issuance through September 15, 2018 (the “Conversion Date”).

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through June 30, 2020 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of March 31, 2020, there were no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of March 31, 2020, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. As of March 31, 2020, all amounts outstanding under the Key Bank Term Note have been repaid.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the three months ended March 31, 2020 and 2019, we incurred approximately $254,000 and $337,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $86,000 and $248,000 during the three months ended March 31, 2020 and 2019, respectively, which is recorded in administrative expenses. The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company’s former officer and director is also an active participant with HJTC, which is managed by the former officer and director’s grandson. One of our Directors, Sam Goldstein, serves as deputy director of HJTC.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

On January 15, 2019, the Company was issued an unsecured note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, had a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments were to be made in six monthly installments beginning May 31, 2019. The customer’s payments on the note have not met the installment plan and the Company was working on changes to the note when the customer filed for Chapter 11 Bankruptcy. The Company intends to pursue remaining amounts due under the note and it is the Company’s expectation that the note will be fulfilled.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary, Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. In 2019, the Company accepted the title to a Falcon 10 aircraft owned by Mr. Peck as satisfaction in full of the remainder of the $270,000 stock purchase price. The Company intends to sell the aircraft and has classified it as “Held For Sale” on the Company’s Consolidated Balance Sheets as of March 31, 2020.

As described throughout this Quarterly Report on Form 10-Q, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased due to the drop in demand as a result of the COVID-19 pandemic. To mitigate the loss of revenue due to the temporary suspension in operations, we may need additional financing to continue operations through the issuance of equity or debt and any such financing will be dependent on general market conditions, which itself is subject to the effects of the COVID-19 pandemic. Although we have access to the Key Bank Revolver Note described above, we can make no assurance that that the Key Bank Revolver Note will be sufficient to fund our operations. Additionally, certain restrictions in the Key Bank Revolver Note may prohibit us from obtaining more attractive financing.

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

Net (Loss) Income Per Common Share

Net (loss) income was $(96,140) and $52,336 for the three months ended March 31, 2020 and 2019, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended March 31,
	2020	2019
Weighted average common shares outstanding, basic	1,022,515	1,007,293
Common shares upon exercise of options	16,384	12,279
Weighted average common shares outstanding, diluted	1,038,899	1,019,572

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2020 and 2019, the Company incurred stock-based compensation of $18,651 and $8,500, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2020, the unamortized fair value of the options totaled $56,009 and the weighted average remaining amortization period of the options approximated five years.

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

Inventories consist of the following:

	March 31, 2020	December 31, 2019
Parts inventory	$86,142	$87,625
Fuel inventory	62,778	79,497
Other inventory	12,430	14,082
Total inventory	$161,350	$181,204

Included in fuel inventory are amounts held for third parties of $38,125 and $25,804 as of March 31, 2020 and December 31, 2019, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the three months ended March 31, 2020, no services were provided to the Company by Wachtel & Missry, LLP.

As described in more detail in Note 2, Liquidity and Material Agreements, the Company is party to a management agreement with Empire Aviation, an entity owned by the children of the Company’s former Chief Executive Officer and a former member of our Company’s Board of Directors.

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

NOTE 8 – Dividend Payable

On September 30, 2019, the Company announced that its Board of Directors had declared a special cash dividend of $0.50 per share (the “Dividend”). The Dividend is being paid in equal quarterly installments of $0.125 per share which began on November 1, 2019, with the final dividend scheduled to be paid on August 28, 2020. The total amount of future cash dividends to be paid has been accrued in the Company’s consolidated balance sheets as of March 31, 2020.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport and as an FBO and MRO at the Garden City (Kansas) Regional Airport.

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

              Since December 2019, COVID-19 has spread to many countries and the World Health Organization has declared COVID-19 a pandemic. Federal, state, and local governments have implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which have negatively impacted our operations. As a result of the ongoing COVID-19 pandemic, as of March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased due to a drop in demand. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions and the impact of the COVID-19 pandemic on overall demand for air travel, all of which are highly uncertain and cannot be predicted. Based on the impact that the COVID-19 pandemic has already had on our business, we expect to experience a decrease in revenue for the fiscal year ending December 31, 2020 relative to prior year periods.

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three Months Ended March 31, 2020 and March 31, 2019.

REVENUE

             Operating results for the three month period ended March 31, 2020 were negatively impacted by the ongoing COVID-19 pandemic. The COVID-19 pandemic has depressed year-over-year activity at our Heliport and, consequently, the results reported below.

Revenue from operations decreased by 19.3 percent to $1,673,755 for the three months ended March 31, 2020 as compared with corresponding prior-year period revenue of $2,072,772.

For the three months ended March 31, 2020, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 2.9 percent to approximately $807,000 as compared to approximately $830,000 in the three months ended March 31, 2019. This decrease was largely attributable to the lower volume of gallons of aviation gasoline sold at our New York location.

For the three months ended March 31, 2020, revenue from operations associated with services and supply items decreased by 26.4 percent to approximately $853,000 as compared to approximately $1,158,000 in the three months ended March 31, 2019. This decrease was largely attributable to a lower demand for services at our New York location due to the COVID-19 pandemic.

For the three months ended March 31, 2020 all other revenue from operations decreased by 83.1 percent to approximately $14,000 as compared to approximately $83,000 in the three months ended March 31, 2019. This decrease was largely attributable to a decrease in non-aeronautical revenue generated at our New York location compared to the same period last year.

GROSS PROFIT

             Total gross profit from operations decreased by 33.4 percent to $592,090 in the three months ended March 31, 2020 as compared with the three months ended March 31, 2019. Gross profit was negatively impacted by the items previously discussed. Gross margin decreased to 35.4 percent in the three months ended March 31, 2020 as compared to 42.9 percent in the same period in the prior year.

OPERATING EXPENSE

Selling, General and Administrative

             Total selling, general and administrative expenses, (“SG&A”), from operations were $693,577 in the three months ended March 31, 2020, representing a decrease of approximately $138,000 or 16.6 percent, as compared to the same period in 2019.

SG&A from operations associated with our aviation services operations were approximately $576,000 in the three months ended March 31, 2020, representing a decrease of approximately $130,000, or 18.4percent, as compared to the three months ended March 31, 2019. SG&A from operations associated with our FBO operations, as a percentage of revenue, was 34.4 percent for the three months ended March 31, 2020, as compared with 34.1 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations.

           Corporate SG&A from operations was approximately $117,000 for the three months ended March 31, 2020, representing a decrease of approximately $8,000 as compared with the corresponding prior year period.

OPERATING (LOSS) INCOME

Operating loss from operations for the three months ended March 31, 2020 was $(101,487) as compared to operating income of $57,579 in the three months ended March 31, 2019. The decrease in operating income on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization was approximately $33,000 and $22,000 for the three months ended March 31, 2020 and 2019, respectively.

Interest Income and Expense

Interest income for the three months ended March 31, 2020 was approximately $7,000 as compared to approximately $8,000 in the same period in 2019. Interest expense for the three months ended March 31, 2020 was approximately $1,000 as compared to approximately $3,000 in the same period in 2019.

Income Tax

Income tax expense for the three months ended March 31, 2020 was $0 as compared to $11,000 during the same period in 2019. The decrease is attributable to a net loss in the three months ended March 31, 2020 as compared to net income in the same period in 2019.

Net (Loss) Income Per Share

Net (loss) income was $(96,140) and $52,336 for the three months ended March 31, 2020 and 2019, respectively.

Basic and diluted net (loss) income per share for the three month periods ended March 31, 2020 and 2019 was $(0.09) and $0.05, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2020, we had cash of $3,143,675 and a working capital surplus of $3,868,871. We generated revenue for the three months ended March 31, 2020 of $1,673,755 and had a net loss of $(96,140). For the three months ended March 31, 2020, cash flows included net cash used in operating activities of $310,882, net cash used in investing activities of $4,912, and net cash used in financing activities of $138,022.

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

Proceeds of the Key Bank Acquisition Note were to be disbursed pursuant to a multiple draw demand note dated as of the agreement date, where the Company could, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000, to be used for the Company’s acquisition of one or more business entities. Until the Change of Terms Agreement, as defined below, the Company was required to make consecutive monthly payments of interest, calculated at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%, on any outstanding principal under the Key Bank Acquisition Note from the date of its issuance through September 15, 2018 (the “Conversion Date”).

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

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through June 30, 2020 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of March 31, 2020, there were no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of March 31, 2020, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. As of March 31, 2020, all amounts outstanding under the Key Bank Term Note have been repaid.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the three months ended March 31, 2020 and 2019, we incurred approximately $254,000 and $337,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a prior officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $86,000 and $248,000 during the three months ended March 31, 2020 and 2019, respectively, which is recorded in administrative expenses. The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The former officer and director is also an active participant with HJTC, which is managed by the prior officer and director’s grandson. One of our Directors, Sam Goldstein, serves as deputy director of HJTC.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

On January 15, 2019, the Company was issued an unsecured note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, had a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments were to be made in six monthly installments beginning May 31, 2019. The customer’s payments on the note have not met the installment plan and the Company was working on changes to the note when the customer filed for Chapter 11 Bankruptcy. The Company intends to pursue remaining amounts due under the note and it is the Company’s expectation that the note will be fulfilled.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary, Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. In 2019, the Company accepted the title to a Falcon 10 aircraft owned by Mr. Peck as satisfaction in full of the remainder of the $270,000 stock purchase price. The Company intends to sell the aircraft and has classified it as “Held For Sale” on the Company’s Consolidated Balance Sheets as of March 31, 2020.

As described throughout this Quarterly Report on Form 10-Q, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport have ceased due to the drop in demand as a result of the COVID-19 pandemic. To mitigate the loss of revenue due to the temporary suspension in operations, we may need additional financing to continue operations through the issuance of equity or debt and any such financing will be dependent on general market conditions, which itself is subject to the effects of the COVID-19 pandemic. Although we have access to the Key Bank Revolver Note described above, we can make no assurance that that the Key Bank Revolver Note will be sufficient to fund our operations. Additionally, certain restrictions in the Key Bank Revolver Note may prohibit us from obtaining more attractive financing.

During the three months ended March 31, 2020, we had a net decrease in cash of $453,816. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities was $310,882. This amount included a decrease in operating cash related to net loss of $96,140 and additions for the following items: (i) depreciation and amortization, $32,807; (ii) stock based compensation, $18,651; (iii) accounts receivable, trade, $125,874; (iv) inventories, $19,854; (v) prepaid expenses and other current assets, $98,058; and (vi) customer deposits, $426. These increases in operating activities were offset by decreases for the following items: (i) accounts payable; $370,021; and (ii) accrued expenses, $140,391.

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

Cash from Investing Activities

For the three months ended March 31, 2020, net cash of $4,912 was used in investing activities for the purchase of property and equipment. For the three months ended March 31, 2019, net cash of $42,128 was used in investing activities for the purchase of property and equipment.

Cash from Financing Activities

For the three months ended March 31, 2020, net cash of $138,022 was used in financing activities for the payment of accrued dividends of $127,968 and repayment of right of use leases payable of $10,054. For the three months ended March 31, 2019, net cash used in financing activities was $88,375 for the repayment of right of use leases payable of $6,147 and repayment of notes payable of $82,228.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," "projects," "intends," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

●	the impact of the COVID-19 pandemic on our business and results of operations;
●	our ability to secure the additional debt or equity financing, if required, to execute our business plan;
●	our ability to identify, negotiate and complete the acquisition of targeted operators and/or other businesses, consistent with our business plan;
●	existing or new competitors consolidating operators ahead of us; and
●	our ability to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be placed on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2019 and in other filings we make with the SEC. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

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

PART II – OTHER INFORMATION

Item 1A - Risk Factors

Except as stated below, there have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

We will need additional financing to expand our business.

Certain potential aviation services firms which we may seek to acquire in the future may accept shares of our common stock or other securities as payment by us for the acquisition. However, we believe that most will likely prefer cash payments, whether paid at the closing or in post-closing installment payments. There can be no assurance that our operations will generate sufficient cash flow to meet these acquisition obligations, particularly with the uncertainty related to the duration of the COVID-19 pandemic. Accordingly, we anticipate the need to seek additional equity or debt financing to meet any cash requirements for acquisitions. Any such financing will be dependent on general market conditions and the stock market’s evaluation of our performance and potential. With the significant economic and market volatility caused by the COVID-19 pandemic, we can give no assurance that we will obtain such equity or debt financing and, even if we do, that the terms would be satisfactory to us.

The COVID-19 pandemic will have a material adverse impact on the Company's business, operating results and financial condition, and has already resulted in the temporary suspension of our customer’s operations at the Downtown Manhattan Heliport.

The COVID-19 pandemic and its impact on travel demand, travel behavior, or travel restrictions will have a material adverse impact on our business, financial condition and operating results. The pandemic has resulted in increased government restrictions and regulation, including quarantines of our personnel, and future regulations may create an inability to access our facilities, which would adversely affect our operations.

Since December 2019, COVID-19 has spread to many countries and the World Health Organization has declared COVID-19 a pandemic. Federal, state, and local governments have implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which have negatively impacted our operations. As a result of the ongoing COVID-19 pandemic, as of March 17, 2020 all sightseeing tour operations at the Downtown Manhattan Heliport ceased due to a drop in demand. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions and the impact of the COVID-19 pandemic on overall demand for air travel, all of which are highly uncertain and cannot be predicted. Based on the impact that the COVID-19 pandemic has already had on our business, we expect to experience a decrease in revenue for the fiscal year ending December 31, 2020 relative to prior year periods.

We expect our business, results of operations and financial condition to be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. Although the full extent to which the coronavirus pandemic impacts our business, operations and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, we expect our results for the fiscal year ending December 31, 2020 to be adversely affected. Factors that will determine the full extent to which the COVID-19 pandemic impacts our business include, but are not limited to:

●	the duration and scope of the pandemic;
●	the length of time our customer’s sightseeing tour operations at the Downtown Manhattan Heliport are suspended due to decreased demand;
●	federal, state, and local governmental actions taken in response to the pandemic and the impact of those actions on global economic activity;
●	the duration and scope of “stay-at-home” orders implemented in New York City and our other operating regions and social distancing initiatives undertaken by businesses and individuals;
●	the actions taken in response to economic disruption, including any federal or state-level economic “phase-in” processes and the impact of such processes on the air tourism industry;
●	the impact of business disruptions and reductions in employment levels in the United States;
●	our customers’ continuing viability as businesses; and
●	the possibility that all of our facilities will be required to close.

Item 6 - Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (principal executive officer). *

31.2	Rule 13a-14(a)/15d-14(a) Certification of President (principal financial officer). *

32.1	Section 1350 Certification. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: May 15, 2020	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer