Form 10-Q
period 2020-06-30
Saker Aviation Services, Inc.
filed 2020-08-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2020

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

Yes ☐          No ☒

As of August 14, 2020, the registrant had 1,023,744 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2020

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,618,331	$3,597,491
Accounts receivable	378,625	678,045
Inventories	135,507	181,204
Notes receivable	188,828	188,828
Held for sale assets	---	270,000
Prepaid expenses and other current assets	482,490	294,644
Total current assets	3,803,781	5,210,212

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,715,521 and $3,676,488 as of June 30, 2020 and December 31, 2019, respectively	289,195	323,316

OTHER ASSETS
Deposits	2,512	2,512
Right of use assets	468,742	495,377
Goodwill	750,000	750,000
Deferred income taxes	476,000	476,000
Total other assets	1,697,254	1,723,889
TOTAL ASSETS	$5,790,230	$7,257,417

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$177,681	$397,343
Customer deposits	130,987	130,395
Accrued dividends payable	117,433	373,370
Accrued expenses	164,228	319,557
Right of use leases payable – current portion	42,152	60,675
Total current liabilities	632,481	1,281,340

LONG-TERM LIABILITIES
Right of use leases payable - less current portion	395,160	399,733
Total liabilities	1,027,641	1,681,073

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 1,023,744 and 1,020,135 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	30,712	30,604
Additional paid-in capital	19,855,849	19,818,637
Accumulated deficit	(15,123,972)	(14,272,897)
TOTAL STOCKHOLDERS’ EQUITY	4,762,589	5,576,344
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,790,230	$7,257,417

See accompanying notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

REVENUE	$438,632	$3,162,597	$2,112,387	$5,235,369

COST OF REVENUE	543,600	1,535,550	1,625,265	2,718,787

GROSS (LOSS) PROFIT	(104,968)	1,627,047	487,122	2,516,582

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	375,125	1,284,490	1,068,702	2,116,446

OPERATING (LOSS) INCOME	(480,093)	342,557	(581,580)	400,136

OTHER EXPENSE (INCOME)
IMPAIRMENT CHARGE	270,000	---	270,000	---
INTEREST INCOME	(6,217)	(6,227)	(12,793)	(14,635)
INTEREST EXPENSE	11,059	2,595	12,288	5,246
TOTAL OTHER EXPENSE (INCOME), net	274,842	(3,632)	269,495	(9,389)

(LOSS) INCOME BEFORE INCOME TAX	(754,935)	346,189	(851,075)	409,525

INCOME TAX EXPENSE	0	(120,000)	0	(131,000)

NET (LOSS) INCOME	$(754,935)	$226,189	$(851,075)	$278,525

Basic Net (Loss) Income Per Common Share	$(0.74)	$0.22	$(0.83)	$0.27

Diluted Net (Loss) Income Per Common Share	$(0.73)	$0.22	$(0.82)	$0.27

Weighted Average Number of Common Shares – Basic	1,023,129	1,007,293	1,023,744	1,007,293

Weighted Average Number of Common Shares - Diluted	1,035,650	1,017,460	1,036,265	1,017,460

See accompanying notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2019	1,006,768	$30,203	$19,756,839	$(14,440,541)	$5,346,501

Issuance of Common Stock in connection with reverse split	525	16	(16)		0

Amortization of stock based compensation			8,500		8,500

Net income				52,336	52,336

BALANCE – March 31, 2019	1,007,293	$30,219	$19,765,323	$(14,388,205)	$5,407,337

Amortization of stock based compensation			8,498		8,498

Net income				226,189	226,189

BALANCE – June 30, 2019	1,007,293	$30,219	$19,773,821	$(14,162,016)	$5,642,024

BALANCE – January 1, 2020	1,020,135	$30,604	$19,818,637	$(14,272,897)	$5,576,344

Issuance of additional Common Stock	3,609	108	(108)		0

Amortization of stock based compensation			18,651		18,651

Net loss				(96,140)	(96,140)

BALANCE – March 31, 2020	1,023,744	$30,712	$19,837,180	$(14,369,037)	$5,498,855

Amortization of stock based compensation			18,669		18,669

Net loss				(754,935)	(754,935)

BALANCE – June 30, 2020	1,023,744	$30,712	$19,855,849	$(15,123,972)	$4,762,589

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income		$(851,075)		$278,525
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization		65,668		48,171
Stock based compensation		37,320		16,998
Impairment charge		270,000		---
Changes in operating assets and liabilities:
Accounts receivable, trade		299,420		(179,305)
Inventories		45,697		(22,833)
Prepaid expenses and other current assets		(187,846)		204,427
Customer deposits		592		2,444
Accounts payable		(219,662)		24,652
Accrued expenses		(155,329)		(12,261)
TOTAL ADJUSTMENTS		155,860		82,293

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES		(695,215)		360,818

CASH FLOWS USED IN INVESTING ACTIVITIES
Payment of notes receivable		---		32,610
Purchase of property and equipment		(4,912)		(62,260)
NET CASH USED IN INVESTING ACTIVITIES		(4,912)		(29,650)

CASH FLOWS USED IN FINANCING ACTIVITIES
Dividends paid		(255,937)		---
Repayment of right of use leases payable		(23,096)		(9,656)
Repayment of notes payable		---		(118,264)
NET CASH USED IN FINANCING ACTIVITIES		(279,033)		(127,920)

NET CHANGE IN CASH		(979,160)		203,248

CASH – Beginning		3,597,491		2,838,649
CASH – Ending		$2,618,331		$3,041,897

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Change in Accounts Receivable through issuance of a Note Receivable	$	---		$276,036

Cash paid during the periods for:
Interest		$12,288		$5,246
Income taxes		$28,079	$	---

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

The condensed consolidated balance sheet as of June 30, 2020 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2020 and its results of operations and cash flows for the three months ended June 30, 2020 not misleading. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any full year or any other interim period.

Throughout 2020, the COVID-19 pandemic has continued to spread and impact the global and United States economies. Federal, state, and local governments have implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which have negatively impacted our operations. As a result of the ongoing COVID-19 pandemic, on March 17, 2020 all sightseeing tour operations at the Downtown Manhattan Heliport ceased. On July 20, 2020, New York City started Phase 4 of the city’s reopening and sightseeing tour operators at the heliport restarted operations under this phase. For the period July 20, 2020 through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To date, the COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO.

We have experienced a substantial decrease in revenue during the first two fiscal quarters of 2020 compared to prior year periods and expect this trend to continue throughout the remainder of the fiscal year. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions, and the impact of the COVID-19 pandemic on overall demand for air travel, all of which are highly uncertain and cannot be predicted. Based on the impact that the COVID-19 pandemic has already had on our business, we expect to experience a significant decrease in revenue for the fiscal year ending December 31, 2020 relative to prior year periods.

NOTE 2 – Liquidity and Material Agreements

As of June 30, 2020, we had cash of $2,618,331 and a working capital surplus of $3,171,299. We generated revenue of $2,112,387 and had a net loss of $(851,075) for the six months ended June 30, 2020. For the six months ended June 30, 2020, cash flows included net cash used in operating activities of $695,215, net cash used in investing activities of $4,912, and net cash used in financing activities of $279,033.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”), and as the result of a subsequent extension agreement between the Company and the Bank entered into on June 30, 2020, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through June 30, 2021 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of June 30, 2020, there were no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of June 30, 2020, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. As of June 30, 2020, all amounts outstanding under the Key Bank Term Note have been repaid.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the six months ended June 30, 2020 and 2019, we incurred approximately $414,000 and $760,000 in concession fees, respectively, which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”).

Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, since June 1, 2016, the Company has been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $144,000 and $910,000 during the six months ended June 30, 2020 and 2019, respectively, which is recorded in administrative expenses. The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company’s former officer and director is also an active participant with HJTC, which is managed by the former officer and director’s grandson. One of our Directors, Sam Goldstein, serves as deputy director of HJTC.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary, Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. In 2019, the Company accepted the title to a Falcon 10 aircraft owned by Mr. Peck as satisfaction in full of the remainder of the $270,000 stock purchase price. The COVID-19 pandemic has significantly depressed the market value and demand for this type of aircraft and given these conditions, the Company has recorded an impairment charge in the quarter ended June 30, 2020 for the full carrying amount of the aircraft. Should market conditions change, the Company intends to pursue a sale or other disposition of the aircraft.

As described throughout this Quarterly Report on Form 10-Q, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased as a result of the COVID-19 pandemic. On July 20, 2020, New York City began Phase 4 of the city’s reopening and sightseeing tours resumed under this phase. For the period July 20, 2020, through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To mitigate this loss of revenue, we may need additional financing to continue operations through the issuance of equity or debt and any such financing will be dependent on general market conditions, which itself is subject to the effects of the COVID-19 pandemic. Although we have access to the Key Bank Revolver Note described above and the PPP loan described below, we can make no assurance that these sources of liquidity will be sufficient to fund our operations. Additionally, certain restrictions in the Key Bank Revolver Note may prohibit us from obtaining more attractive financing.

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

Net (Loss) Income Per Common Share

Net (loss) income was $(851,075) and $278,525 for the six months ended June 30, 2020 and 2019, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding, basic	1,023,129	1,007,293	1,023,744	1,007,293
Common shares upon exercise of options and warrants	12,521	10,167	12,521	10,167
Weighted average common shares outstanding, diluted	1,035,650	1,017,460	1,036,265	1,017,460

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2020 and 2019, the Company incurred stock-based compensation of $37,320 and $16,998 respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2020, the unamortized fair value of the options totaled $37,340 and the weighted average remaining amortization period of the options approximated five years.

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

Inventories consist of the following:

	June 30, 2020	December 31, 2019
Parts inventory	$88,649	$87,625
Fuel inventory	35,215	79,497
Other inventory	11,643	14,082
Total inventory	$135,507	$181,204

Included in fuel inventory are amounts held for third parties of $38,722 and $25,804 as of June 30, 2020 and December 31, 2019, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the six months ended June 30, 2020, no services were provided to the Company by Wachtel & Missry, LLP.

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

NOTE 8 – Dividend Payable

On September 30, 2019, the Company announced that its Board of Directors had declared a special cash dividend of $0.50 per share (the “Dividend”). The Dividend is being paid in equal quarterly installments of $0.125 per share which began on November 1, 2019, with the final dividend scheduled to be paid on August 28, 2020. The total amount of future cash dividends to be paid has been accrued in the Company’s consolidated balance sheets as of June 30, 2020. In the September 30, 2019 announcement, the Company stated that it anticipated establishing a regular dividend after the special dividend was paid, depending on a number of factors including the profitability of the Company. In light of the COVID-19 pandemic’s impact on the Company’s business, no such regular dividend will be established at this time or for the foreseeable future. The declaration and payment of any future dividend will be at the sole discretion of the Board of Directors.

NOTE 9 – Subsequent Events

The Company was notified by Key Bank that it had successfully applied for a Payroll Protection Program loan, the proceeds of which were anticipated to be funded shortly after the notification. The Company anticipates that the approximately $300,000 in proceeds would be used primarily for payroll purposes and that the Company intends to manage its usage for the purposes of maximizing the potential loan forgiveness built into the program.

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

              Throughout 2020, the COVID-19 pandemic has continued to spread and impact the global and United States economies. Federal, state, and local governments have implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which have negatively impacted our operations. As a result of the ongoing COVID-19 pandemic, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased due to a drop in demand. On July 20, 2020, New York City started Phase 4 of the city’s reopening and sightseeing tour operators at the heliport restarted operations under this phase. For the period July 20, 2020 through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To date, the COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO.

              We have experienced a decrease in revenue during the first two fiscal quarters of 2020 compared to prior year periods and expect this trend to continue throughout the remainder of the fiscal year. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions and the impact of the COVID-19 pandemic on overall demand for air travel, all of which are highly uncertain and cannot be predicted. Based on the impact that the COVID-19 pandemic has already had on our business, we expect to experience a significant decrease in revenue for the fiscal year ending December 31, 2020 relative to prior year periods.

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three and Six Months Ended June 30, 2020 and June 30, 2019.

REVENUE

             Operating results for the three and six month periods ended June 30, 2020 were negatively impacted by the ongoing COVID-19 pandemic. The COVID-19 pandemic has depressed year-over-year activity at our Heliport and, consequently, the results reported below.

Revenue from operations decreased by 86.1 percent to $438,632 for the three months ended June 30, 2020 as compared with corresponding prior-year period revenue of $3,162,597.

For the three months ended June 30, 2020, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 77.8 percent to approximately $283,000 as compared to approximately $1,278,000 in the three months ended June 30, 2019. This decrease was attributable to the lower volume of gallons of aviation gasoline sold at our New York location due to the COVID-19 pandemic.

For the three months ended June 30, 2020, revenue from operations associated with services and supply items decreased by 92.1 percent to approximately $147,000 as compared to approximately $1,853,000 in the three months ended June 30, 2019. This decrease was attributable to a lower demand for services at our New York location due to the COVID-19 pandemic.

For the three months ended June 30, 2020 all other revenue from operations decreased by 72.3 percent to approximately $9,000 as compared to approximately $32,000 in the three months ended June 30, 2019. This decrease was largely attributable to a decrease in non-aeronautical revenue generated at our New York location compared to the same period last year.

Total revenue decreased by 59.7 percent to $2,112,387 for the six months ended June 30, 2020 as compared with corresponding prior-year period revenue of $5,235,369.

For the six months ended June 30, 2020, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 48.3 percent to approximately $1,090,000 as compared to approximately $2,109,000 in the six months ended June 30, 2019. This decrease was attributable to the lower volume of gallons of aviation gasoline sold at our New York location due to the COVID-19 pandemic.

For the six months ended June 30, 2020, revenue from operations associated with services and supply items decreased by 66.8 percent to approximately $1,000,000 as compared to approximately $3,011,000 in the six months ended June 30, 2019. This decrease was attributable to a lower demand for services at our New York location due to the COVID-19 pandemic.

For the six months ended June 30, 2020, all other revenue from operations decreased by 80.1 percent to approximately $23,000 as compared to approximately $115,000 in the six months ended June 30, 2019. This decrease was largely attributable to a decrease in non-aeronautical revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT (LOSS)

             Total gross profit (loss) from operations decreased by 106.5 percent in the three months ended June 30, 2020. The company experienced a loss from operations of $(104,968) in the three months ended June 30, 2020 as compared to a gross profit of $1,627,048 during the three months ended June 30, 2019. Gross profit was negatively impacted by ongoing operating costs at our New York location with no offsetting revenues due to the COVID-19 pandemic. Gross margin decreased to (23.9) percent in the three months ended June 30, 2020 as compared to 51.4 percent in the same period in the prior year.

Total gross profit from operations decreased by 80.6 percent to $487,122 in the six months ended June 30, 2020 as compared to $2,516,582 in the six months ended June 30, 2019. Gross margin decreased to 23.1 percent in the six months ended June 30, 2020 as compared to 48.1 percent in the same period in the prior year. The decreases in gross profit and gross margin in a year over year basis were driven by the items discussed above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were approximately $167,000 in the three months ended June 30, 2020, representing a decrease of approximately $970,000 or 85.3 percent, as compared to the same period in 2019. SG&A from operations in the six months ended June 30, 2020 were approximately $743,000, representing a decrease of approximately $1,100,000 or 59.7 percent, as compared to the same period in 2019. The decrease in SG&A operating expenses for both the three and six months ended June 30, 2020, were largely attributable to lower activity at our heliport as well as a reduction in fees due to the heliport’s management company, Empire Aviation.

Corporate SG&A from operations was approximately $208,000 for the three months ended June 30, 2020, representing an increase of approximately $61,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $326,000 for the six months ended June 30, 2020, representing an increase of approximately $52,000 as compared with the corresponding prior year period. The increases in both the three and six month periods on a year over year basis were largely attributable to the non-recurring write-off of miscellaneous receivables in the second quarter of 2020.

OPERATING (LOSS) INCOME

Operating loss from operations for the three and six months ended June 30, 2020 was ($480,093) and ($581,580), respectively, compared to operating income of $342,557 and $400,136 in the three and six months ended June 30, 2019, respectively. The decrease in operating income on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization was approximately $66,000 and $48,000 for the six months ended June 30, 2020 and 2019, respectively. The increase in depreciation and amortization is due primarily to amortization costs associated with our right of use leases.

Interest Income and Expense

Interest income for the six months ended June 30, 2020 was approximately $13,000 as compared to approximately $14,000 in the same period in 2019. Interest expense for the six months ended June 30, 2020 was approximately $12,000 as compared to approximately $5,000 in the same period in 2019. The increase in interest expense is due primarily to interest expense associated with our right of use leases.

Income Tax

Income tax expense for the six months ended June 30, 2020 was $0 as compared to $131,000 during the same period in 2019. The decrease is attributable to a net loss in the six months ended June 30, 2020 as compared to net income in the same period in 2019.

Net (Loss) Income Per Share

Net (loss) income was $(851,075) and $278,525 for the six months ended June 30, 2020 and 2019, respectively.

Basic net (loss) income per share for the six months ended June 30, 2020 and 2019 was $(0.83) and $0.27, respectively. Diluted net (loss) income per share for the six months ended June 30, 2020 and 2019 was $(0.82) and $0.27, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2020, we had cash of $2,618,331 and a working capital surplus of $3,171,299. We generated revenue for the six months ended June 30, 2020 of $2,112,387 and had a net loss of $(851,075). For the six months ended June 30, 2020, cash flows included net cash used in operating activities of $695,215, net cash used in investing activities of $4,912, and net cash used in financing activities of $279,033.

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

              On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”), and as the result of a subsequent extension agreement between the Company and the Bank entered into on June 30, 2020, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through June 30, 2021 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of June 30, 2020, there were no amounts due under the Change of Terms Agreement.

             Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of June 30, 2020, there were no amounts due under the Key Bank Revolver Note.

             Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. As of June 30, 2020, all amounts outstanding under the Key Bank Term Note have been repaid.

              The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the six months ended June 30, 2020 and 2019, we incurred approximately $414,000 and $760,000 in concession fees, respectively, which are recorded in the cost of revenue.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”).

             Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. Additionally, since on June 1, 2016, the Company has been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes.

             These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a prior officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $144,000 and $910,000 during the six months ended June 30, 2020 and 2019, respectively, which is recorded in administrative expenses. The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The former officer and director is also an active participant with HJTC, which is managed by the prior officer and director’s grandson. One of our Directors, Sam Goldstein, serves as deputy director of HJTC.

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

             As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary, Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. In 2019, the Company accepted the title to a Falcon 10 aircraft owned by Mr. Peck as satisfaction in full of the remainder of the $270,000 stock purchase price. The COVID-19 pandemic has significantly depressed the market value and demand for this type of aircraft and given these conditions, the Company has recorded an impairment charge in the quarter ended June 30, 2020 for the full carrying amount of the aircraft. Should market conditions change, the Company intends to pursue a sale or other disposition of the aircraft.

             As described throughout this Quarterly Report on Form 10-Q, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased due to the COVID-19 pandemic. On July 20, 2020, New York City began Phase 4 of the city’s reopening and sightseeing tours resumed under this phase. For the period July 20, 2020, through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To mitigate the loss of revenue, we may need additional financing to continue operations through the issuance of equity or debt and any such financing will be dependent on general market conditions, which itself is subject to the effects of the COVID-19 pandemic. Although we have access to the Key Bank Revolver Note and PPP loan described above, we can make no assurance that these sources of liquidity will be sufficient to fund our operations. Additionally, certain restrictions in the Key Bank Revolver Note may prohibit us from obtaining more attractive financing.

              During the six months ended June 30, 2020, we had a net decrease in cash of $979,160. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

             For the six months ended June 30, 2020, net cash used in operating activities was $695,215. This amount included a decrease in operating cash related to net loss of $851,075 and additions for the following items: (i) depreciation and amortization, $65,668; (ii) stock based compensation, $37,320; (iii) accounts receivable, trade, $299,420; (iv) inventories, $45,697; (v) impairment charge, $270,000; and (vi) customer deposits, $592. These increases in operating activities were offset by decreases for the following items: (i) prepaid expenses and other current assets, $187,846; (ii) accounts payable; $219,662; and (ii) accrued expenses, $155,329.

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

Cash from Investing Activities

            For the six months ended June 30, 2020, net cash of $4,912 was used in investing activities for the purchase of property and equipment. For the six months ended June 30, 2019, net cash of $29,650 was used in investing activities for the purchase of property and equipment of $62,260 offset by payment of notes receivable of $32,610.

Cash from Financing Activities

             For the six months ended June 30, 2020, net cash of $279,033 was used in financing activities for the payment of accrued dividends of $255,937 and repayment of right of use leases payable of $23,096. For the six months ended June 30, 2019, net cash of $127,920 was used in financing activities for the repayment of right of use leases payable of $9,656 and repayment of notes payable of $118,264.

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

The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the Company's business, operating results and financial condition, and resulted in the temporary suspension, and continued minimal activity, of our customer’s operations at the Downtown Manhattan Heliport.

The COVID-19 pandemic and its impact on travel demand, travel behavior, or travel restrictions has had, and is expected to continue to have, a material adverse impact on our business, financial condition and operating results. The pandemic has resulted in increased government restrictions and regulation, including certain interstate and other travel restrictions and quarantines of our personnel, and future regulations may make accessing our facilities overly burdensome or impossible, which would adversely affect our operations.

Throughout 2020, the COVID-19 pandemic has continued to spread and impact the global and United States economies. Federal, state, and local governments have implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which have negatively impacted our operations. As a result of the ongoing COVID-19 pandemic, on March 17, 2020 all sightseeing tour operations the Downtown Manhattan Heliport ceased. On July 20, 2020, New York City started Phase 4 of the city’s reopening and sightseeing tour operators at the heliport restarted operations under this phase. For the period July 20, 2020 through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. Additionally, the general economic conditions resulting from the COVID-19 pandemic have significantly depressed the market value of certain types of aircraft, which led us to record a $270,000 impairment charge relating to a Falcon 10 aircraft we previously recorded as an asset held for sale. To date, the COVID-10 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO.

To-date, we have experienced a decrease in revenue during the first two fiscal quarters of 2020 compared to prior year periods and expect this trend to continue throughout the remainder of the fiscal year. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions and the impact of the COVID-19 pandemic on overall demand for air travel, all of which are highly uncertain and cannot be predicted. Based on the impact that the COVID-19 pandemic has already had on our business, we expect to experience a significant decrease in revenue for the fiscal year ending December 31, 2020 relative to prior year periods.

We expect our business, results of operations and financial condition to be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. Although the full extent to which the COVID-19 pandemic impacts our business, operations and financial results is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, we expect our results for the fiscal year ending December 31, 2020 to be adversely affected. Factors that will determine the full extent to which the COVID-19 pandemic impacts our business include, but are not limited to:

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

Saker Aviation Services, Inc.

Date: August 14, 2020	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer