Form 10-Q
period 2020-09-30
Saker Aviation Services, Inc.
filed 2020-11-16
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2020

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

Yes ☐          No ☒

As of November 16, 2020, the registrant had 1,028,863 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2020

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,368,473	$3,597,491
Accounts receivable	501,609	678,045
Inventories	180,309	181,204
Notes receivable	188,828	188,828
Held for sale assets	---	270,000
Prepaid expenses and other current assets	690,995	294,644
Total current assets	3,930,214	5,210,212

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,735,038 and $3,676,488 as of September 30, 2020 and December 31, 2019, respectively	269,678	323,316

OTHER ASSETS
Deposits	2,512	2,512
Right of use assets	455,389	495,377
Goodwill	750,000	750,000
Deferred income taxes	476,000	476,000
Total other assets	1,683,901	1,723,889
TOTAL ASSETS	$5,883,793	$7,257,417

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$100,652	$397,343
Customer deposits	130,987	130,395
Accrued dividends payable	---	373,370
Accrued expenses	143,254	319,557
Right of use leases payable – current portion	42,721	60,675
Total current liabilities	417,614	1,281,340

LONG-TERM LIABILITIES
Loans payable	304,833	---
Right of use leases payable - less current portion	384,263	399,733
Total liabilities	1,106,710	1,681,073

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 1,028,863 and 1,020,135 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	30,866	30,604
Additional paid-in capital	19,874,364	19,818,637
Accumulated deficit	(15,128,147)	(14,272,897)
TOTAL STOCKHOLDERS’ EQUITY	4,777,083	5,576,344
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,883,793	$7,257,417

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020		2019

REVENUE	$720,787	$3,383,514		$2,833,174	$8,618,883

COST OF REVENUE	421,662	1,679,938		2,046,927	4,398,725

GROSS (LOSS) PROFIT	299,125	1,703,576		786,247	4,220,158

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	807,505	1,284,521		1,876,207	3,400,967

OPERATING (LOSS) INCOME	(508,380)	419,055		(1,089,960)	819,191

OTHER EXPENSE (INCOME)
IMPAIRMENT CHARGE	---	---		270,000	---
INTEREST INCOME	(3,683)	(6,808)		(16,476)	(21,443)
INTEREST EXPENSE	5,939	1,427		18,227	6,673
TOTAL OTHER EXPENSE (INCOME), net	2,256	(5,381)		271,751	(14,770)

(LOSS) INCOME BEFORE INCOME TAX	(510,636)	424,436		(1,361,711)	833,961

INCOME TAX BENEFIT (EXPENSE)	517,000	(146,554)		517,000	(277,554)

NET INCOME (LOSS)	$6,364	$277,882		$(844,711)	$556,407

Basic Net (Loss) Income Per Common Share	$0.01	$0.28		$(0.83)	$0.55

Diluted Net Income Per Common Share	$0.01	$0.27	$	---	$0.54

Weighted Average Number of Common Shares – Basic	1,024,467	1,007,293		1,023,579	1,007,293

Weighted Average Number of Common Shares - Diluted	1,034,643	1,023,118		1,033,755	1,023,118

See accompanying notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2019	1,006,768	$30,203	$19,756,839	$(14,440,541)	$5,346,501

Issuance of Common Stock in connection with reverse split	525	16	(16)		0

Amortization of stock-based compensation			8,500		8,500

Net income				52,336	52,336

BALANCE – March 31, 2019	1,007,293	$30,219	$19,765,323	$(14,388,205)	$5,407,337

Amortization of stock-based compensation			8,498		8,498

Net income				226,189	226,189

BALANCE – June 30, 2019	1,007,293	$30,219	$19,773,821	$(14,162,016)	$5,642,024

Amortization of stock-based compensation			8,500		8,500

Accrued dividends				(500,000)	(500,000)

Net income				277,882	277,882

BALANCE – September 30, 2019	1,007,293	$30,219	$19,782,321	$(14,384,134)	$5,428,406

BALANCE – January 1, 2020	1,020,135	$30,604	$19,818,637	$(14,272,897)	$5,576,344

Issuance of additional Common Stock	3,609	108	(108)		0

Amortization of stock-based compensation			18,651		18,651

Net loss				(96,140)	(96,140)

BALANCE – March 31, 2020	1,023,744	$30,712	$19,837,180	$(14,369,037)	$5,498,855

Amortization of stock-based compensation			18,669		18,669

Net loss				(754,935)	(754,935)

BALANCE – June 30, 2020	1,023,744	$30,712	$19,855,849	$(15,123,972)	$4,762,589

Issuance of additional Common Stock	5,119	154	(154)		0

Payment of dividends				(10,539)	(10,539)

Amortization of stock-based compensation			18,669		18,669

Net income\				6,364	6,364

BALANCE – September 30, 2020	1,028,863	$30,866	$19,874,364	$(15,128,147)	$4,777,083

See notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income		$(844,711)	$556,407
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization		98,538	80,572
Impairment charge		270,000	---
Stock based compensation		55,989	25,498
Changes in operating assets and liabilities:
Accounts receivable, trade		176,436	(148,034)
Inventories		895	(34,098)
Prepaid expenses and other current assets		(396,351)	402,984
Customer deposits		592	3,032
Accounts payable		(296,691)	25,371
Accrued expenses		(176,303)	(29,496)
TOTAL ADJUSTMENTS		(266,895)	325,829

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES		(1,111,606)	882,236

CASH FLOWS USED IN INVESTING ACTIVITIES
Payment of notes receivable		--	87,208
Purchase of property and equipment		(4,912)	(168,857)
NET CASH USED IN INVESTING ACTIVITIES		(4,912)	(81,649)

CASH FLOWS USED IN FINANCING ACTIVITIES
Dividends paid		(383,909)	---
Repayment of right of use leases payable		(33,424)	(25,589)
Issuance of note payable		304,833	---
Repayment of notes payable		---	(112,117)
NET CASH USED IN FINANCING ACTIVITIES		(112,500)	(137,706)

NET CHANGE IN CASH		(1,229,018)	662,881

CASH – Beginning		3,597,491	2,838,649
CASH – Ending		$2,368,473	$3,501,530

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Change in Accounts Receivable through issuance of a Note Receivable	$	---	$276,036
Accrued Dividend Payable	$	---	$500,000
Cash paid during the periods for:
Interest		$18,227	$6,673
Income taxes		$28,079	$65,554

See accompanying notes to condensed consolidated financial statements.

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

The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited financial statements and the condensed consolidated balance sheet as of September 30, 2020 have been prepared by the Company without audit. The condensed consolidated statements of operations and stockholders equity for the three and nine months ended September 30, 2020 and 2019 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2020 and 2019 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of September 30, 2020 and its results of operations and cash flows and changes in equity for the nine months ended September 30, 2020 not misleading. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any full year or any other interim period.

Throughout 2020, the COVID-19 pandemic has continued to spread and impact the global and United States economies. Federal, state, and local governments have implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which have negatively impacted our operations. As a result of the ongoing COVID-19 pandemic, on March 17, 2020 all sightseeing tour operations at the Downtown Manhattan Heliport ceased. On July 20, 2020, New York City started Phase 4 of the city’s reopening. Sightseeing tour operators at the heliport restarted operations under this phase. For the period July 20, 2020 through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To date, the COVID-19 pandemic has had a less substantial impact on operations at our Kansas FBO and MRO.

We have experienced a substantial decrease in revenue during the first three fiscal quarters of 2020 compared to prior year periods and expect this trend to continue throughout the remainder of the fiscal year and into 2021. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions, and the impact of the COVID-19 pandemic on overall demand for air travel. Based on the impact that the COVID-19 pandemic has already had on our business, we expect to experience a significant decrease in revenue for the fiscal year ending December 31, 2020 relative to prior year periods.

NOTE 2 – Liquidity and Material Agreements

As of September 30, 2020, we had cash of $2,368,473 and a working capital surplus of $3,512,600. We generated revenue of $2,833,174 and had a net loss of $(844,711) for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, cash flows included net cash used in operating activities of $1,111,606, net cash used in investing activities of $4,912, and net cash used in financing activities of $112,500.

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

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2021 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of September 30, 2020, there were no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of September 30, 2020, there were no amounts due under the Key Bank Revolver Note.

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. As of September 30, 2020, all amounts outstanding under the Key Bank Term Note have been repaid.

On August 14, 2020, the Company was granted a loan from KeyBank National Association (“the Loan”) in the amount of $304,833, pursuant to the Paycheck Protection Program (the “PPP”) under Division, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated August 14, 2020 (“the “Note”), matures in August 2025 and bears interest at a rate of 1% per annum and is payable in monthly installments commencing on, or before, October 31, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the proceeds for purposes consistent with the PPP. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the program year that began on May 1, 2020, the City agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. Further discussions with City led to a tentative agreement that the deferred fees would be abated. Concession fees in this Form 10-Q have been accounted for based on the abatement. During the nine months ended September 30, 2020 and 2019, we incurred approximately $315,000 and $1,190,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one-year options to further extend the Concession Agreement. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $144,000 and $1,600,000 during the nine months ended September 30, 2020 and 2019, respectively, which is recorded in administrative expenses. The Company and Empire Aviation had historically contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company has suspended its contributions to HTJC in light of the pandemic. The Company’s former officer and director is also an active participant with HTJC, which is managed by the former officer and director’s grandson. One of our Directors, Sam Goldstein, serves as deputy director of HTJC.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary, Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. In 2019, the Company accepted the title to a Falcon 10 aircraft owned by Mr. Peck as satisfaction in full of the remainder of the $270,000 stock purchase price. The Company has been unable to find a buyer due to a depressed market as well as a drop in demand for this type of aircraft. Without a market in which to sell the aircraft, the Company recorded an impairment charge in the quarter ended June 30, 2020 for the full carrying amount of the aircraft. Should market conditions change, the Company intends to pursue the sale.

As described throughout this Quarterly Report on Form 10-Q, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased as a result of the COVID-19 pandemic. On July 20, 2020, New York City began Phase 4 of the city’s reopening. Sightseeing tours resumed under this phase. For the period July 20, 2020, through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To mitigate this loss of revenue, we may need additional financing to continue operations through the issuance of equity or debt and any such financing will be dependent on general market conditions, which itself is subject to the effects of the COVID-19 pandemic. Although we have access to the Key Bank Revolver Note described above, we can make no assurance that that the Key Bank Revolver Note will be sufficient to fund our operations. Additionally, certain restrictions in the Key Bank Revolver Note may prohibit us from obtaining more attractive financing.

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

Net (Loss) Income Per Common Share

Net (loss) income was $(844,711) and $556,407 for the nine months ended September 30, 2020 and 2019, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding, basic	1,024,467	1,007,293	1,023,579	1,007,293
Common shares upon exercise of options and warrants	10,176	15,825	10,176	15,825
Weighted average common shares outstanding, diluted	1,034,643	1,023,118	1,033,755	1,023,118

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the nine months ended September 30, 2020 and 2019, the Company incurred stock-based compensation of $55,989 and $25,498 respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2020, the unamortized fair value of the options totaled $18,671 and the weighted average remaining amortization period of the options approximated five years.

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

Inventories consist of the following:

	September 30, 2020	December 31, 2019
Parts inventory	$91.603	$87,625
Fuel inventory	74,469	79,497
Other inventory	14,237	14,082
Total inventory	$180,309	$181,204

Included in fuel inventory are amounts held for third parties of $25,911 and $25,804 as of September 30, 2020 and December 31, 2019, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the nine months ended September 30, 2020, no services were provided to the Company by Wachtel & Missry, LLP.

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

NOTE 8 – Dividend Payable

On September 30, 2019, the Company announced that its Board of Directors had declared a special cash dividend of $0.50 per share (the “Dividend”). The Dividend was paid in equal quarterly installments of $0.125 per share beginning on November 1, 2019, with the final dividend paid on or about August 28, 2020. The declaration and payment of any future dividend will be at the sole discretion of the Board of Directors.

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

OVERVIEW

Saker Aviation Services, Inc. is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. Through our subsidiaries, we operate in the aviation services segment of the general aviation industry, in which we serve as the operator of a heliport, a fixed base operation (“FBO”), and as a provider of aircraft maintenance and repair services (“MRO”). FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

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

Throughout 2020, the COVID-19 pandemic has continued to spread and impact the global and United States economies. Federal, state, and local governments have implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which have negatively impacted our operations. As a result of the ongoing COVID-19 pandemic, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased due to a drop in demand. On July 20, 2020, New York City started Phase 4 of the city’s reopening. Sightseeing tour operators at the heliport restarted operations under this phase. For the period July 20, 2020 through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To date, the COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO.

We have experienced a decrease in revenue during the first three fiscal quarters of 2020 compared to prior year periods and expect this trend to continue throughout the remainder of the fiscal year. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions and the impact of the COVID-19 pandemic on overall demand for air travel. Based on the impact that the COVID-19 pandemic has already had on our business, we expect to experience a significant decrease in revenue for the fiscal year ending December 31, 2020 relative to prior year periods.

REVENUE AND OPERATING RESULTS

Comparison of Operations from the Three and Nine Months Ended September 30, 2020 and September 30, 2019.

REVENUE

Operating results for the three and nine month periods ended September 30, 2020 were negatively impacted by the ongoing COVID-19 pandemic. The COVID-19 pandemic has depressed year-over-year activity at our Heliport and, consequently, the results reported below.

Revenue from operations decreased by 78.7 percent to $720,787 for the three months ended September 30, 2020 as compared with corresponding prior-year period revenue of $3,383,514.

For the three months ended September 30, 2020, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 68.5 percent to approximately $467,000 as compared to approximately $1,484,000 in the three months ended September 30, 2019. This decrease was attributable to the lower volume of gallons of aviation gasoline sold at our New York location due to the COVID-19 pandemic.

For the three months ended September 30, 2020, revenue from operations associated with services and supply items decreased by 86.9 percent to approximately $243,000 as compared to approximately $1,854,000 in the three months ended September 30, 2019. This decrease was attributable to a lower demand for services at our New York location due to the COVID-19 pandemic.

For the three months ended September 30, 2020 all other revenue from operations decreased by 76.2 percent to approximately $11,000 as compared to approximately $45,000 in the three months ended September 30, 2019. This decrease was largely attributable to a decrease in non-aeronautical revenue generated at our New York location compared to the same period last year.

Total revenue decreased by 67.1 percent to $2,833,174 for the nine months ended September 30, 2020 as compared with corresponding prior-year period revenue of $8,618,833.

For the nine months ended September 30, 2020, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 56.7 percent to approximately $1,557,000 as compared to approximately $3,593,000 in the nine months ended September 30, 2019. This decrease was attributable to the lower volume of gallons of aviation gasoline sold at our New York location due to the COVID-19 pandemic.

For the nine months ended September 30, 2020, revenue from operations associated with services and supply items decreased by 74.5 percent to approximately $1,243,000 as compared to approximately $4,866,000 in the nine months ended September 30, 2019. This decrease was attributable to a lower demand for services at our New York location due to the COVID-19 pandemic.

For the nine months ended September 30, 2020, all other revenue from operations decreased by 79.0 percent to approximately $34,000 as compared to approximately $161,000 in the nine months ended September 30, 2019. This decrease was largely attributable to a decrease in non-aeronautical revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

Total gross profit from operations decreased by 82.4 percent in the three months ended September 30, 2020. The company experienced a gross profit from operations of $299,125 in the three months ended September 30, 2020 as compared to a gross profit of $1,703,576 during the three months ended September 30, 2019. Gross profit in the three months ended September 30, 2020 was positively impacted by a credit in the amount of approximately $475,000 in connection with the abatement of fees at our New York facility that were formerly deferred. Gross profit was negatively impacted by ongoing operating costs at our New York location with no offsetting revenues due to the COVID-19 pandemic. Gross margin decreased to 41.5 percent in the three months ended September 30, 2020 as compared to 50.3 percent in the same period in the prior year.

Total gross profit from operations decreased by 81.4 percent to $786,247 in the nine months ended September 30, 2020 as compared to $4,220,158 in the nine months ended September 30, 2019. Gross margin decreased to 27.8 percent in the nine months ended September 30, 2020 as compared to 49.0 percent in the same period in the prior year. The decreases in gross profit and gross margin in a year over year basis were driven by the items discussed above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were approximately $1,876,000 in the nine months ended September 30, 2020, representing a decrease of approximately $1,525,000 or 44.8 percent, as compared to the same period in 2019. The decrease in SG&A operating expenses were largely attributable to lower activity at our heliport as well as a reduction in fees due to the heliport’s management company, Empire Aviation. The Company incurred management fees with Empire Aviation of approximately $0 and $144,000 in the three and nine months ended September 30, 2020, respectively, as compared to $690,000 and $1,600,000 during the same periods in 2019.

Corporate SG&A from operations was approximately $113,000 for the three months ended September 30, 2020, representing an increase of approximately $15,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $439,000 for the nine months ended September 30, 2020, representing an increase of approximately $68,000 as compared with the corresponding prior year period. The increase in the nine month period on a year over year basis was largely attributable to the non-recurring write-off of miscellaneous receivables in the second quarter of 2020.

OPERATING (LOSS) INCOME

Operating (loss) income from operations for the three and nine months ended September 30, 2020 was ($508,380) and ($1,089,960), respectively, compared to operating income of $419,055 and $819,191 in the three and nine months ended September 30, 2019, respectively. The decrease in operating income on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization was approximately $99,000 and $81,000 for the nine months ended September 30, 2020 and 2019, respectively. The increase in depreciation and amortization is due primarily to amortization costs associated with our right of use leases.

Interest Income and Expense

Interest income for the nine months ended September 30, 2020 was approximately $16,000 as compared to approximately $21,000 in the same period in 2019. Interest expense for the nine months ended September 30, 2020 was approximately $18,000 as compared to approximately $7,000 in the same period in 2019. The increase in interest expense is due primarily to interest expense associated with our right of use leases.

Income Tax (Benefit) Expense

Income tax benefit for the nine months ended September 30, 2020 was ($517,000) as compared to $277,554 in income tax expense during the same period in 2019. The income tax benefit is attributable to a net loss in the nine months ended September 30, 2020 as compared to net income in the same period in 2019.

Net Income (Loss) Per Share

Net income (loss) was $6,364 and $277,882 for the three months ended September 30, 2020 and 2019, respectively, and $(844,711) and $556,407 for the nine months ended September 30, 2020 and 2019, respectively.

Basic net income per share for the three months ended September 30, 2020 and 2019 was $0.01 and $0.28, respectively. Basic net (loss) income per share for the nine months ended September 30, 2020 and 2019 was $(0.83) and $0.55, respectively. Diluted net income per share for the three months ended September 30, 2020 and 2019 was $0.01 and $0.27, respectively. Diluted net income per share for the nine months ended September 30, 2019 was $0.54.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2020, we had cash of $2,368,473 and a working capital surplus of $3,512,600. We generated revenue for the nine months ended September 30, 2020 of $2,833,174 and had a net loss of $(844,711). For the nine months ended September 30, 2020, cash flows included net cash used in operating activities of $1,111,606, net cash used in investing activities of $4,912, and net cash used in financing activities of $112,500.

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

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2021 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25%. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of September 30, 2020, there were no amounts due under the Change of Terms Agreement.

 Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. As of September 30, 2020, there were no amounts due under the Key Bank Revolver Note.

 Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. As of September 30, 2020, all amounts outstanding under the Key Bank Term Note have been repaid.

 On August 14, 2020, the Company was granted a loan from KeyBank National Association (“the Loan”) in the amount of $304,833, pursuant to the Paycheck Protection Program (the “PPP”) under Division, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated August 14, 2020 (“the “Note”), matures in August 2025 and bears interest at a rate of 1% per annum and is payable in monthly installments commencing on, or before, October 31, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations. The Company intends to use the proceeds for purposes consistent with the PPP. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the program year that began on May 1, 2020, the City agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. Further discussions with City led to a tentative agreement that the deferred fees would be abated. Concession fees in this Form 10-Q have been accounted for based on the abatement. During the nine months ended September 30, 2020 and 2019, we incurred approximately $315,000 and $1,190,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one-year options to further extend the Concession Agreement. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017.

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $144,000 and $1,600,000 during the nine months ended September 30, 2020 and 2019, respectively, which is recorded in administrative expenses. The Company and Empire Aviation had historically contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company has suspended its contributions to HTJC in light of the pandemic. The Company’s former officer and director is also an active participant with HTJC, which is managed by the former officer and director’s grandson. One of our Directors, Sam Goldstein, serves as deputy director of HTJC.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary, Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. In 2019, the Company accepted the title to a Falcon 10 aircraft owned by Mr. Peck as satisfaction in full of the remainder of the $270,000 stock purchase price. The Company has been unable to find a buyer due to a depressed market as well as a drop in demand for this type of aircraft. Without a market in which to sell the aircraft, the Company recorded an impairment charge in the quarter ended June 30, 2020 for the full carrying amount of the aircraft. Should market conditions change, the Company intends to pursue the sale.

As described throughout this Quarterly Report on Form 10-Q, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased as a result of the COVID-19 pandemic. On July 20, 2020, New York City began Phase 4 of the city’s reopening. Sightseeing tours resumed under this phase. For the period July 20, 2020, through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To mitigate this loss of revenue, we may need additional financing to continue operations through the issuance of equity or debt and any such financing will be dependent on general market conditions, which itself is subject to the effects of the COVID-19 pandemic. Although we have access to the Key Bank Revolver Note described above, we can make no assurance that that the Key Bank Revolver Note will be sufficient to fund our operations. Additionally, certain restrictions in the Key Bank Revolver Note may prohibit us from obtaining more attractive financing.

During the nine months ended September 30, 2020, we had a net decrease in cash of $1,229,018. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $1,111,606. This amount included a decrease in operating cash related to net loss of $844,711 and additions for the following items: (i) depreciation and amortization, $98,538; (ii) impairment charge, $270,000; (iii) stock based compensation, $55,989; (iv) accounts receivable, trade, $176,436; (v) inventories, $895; and (vi) customer deposits, $592. These increases in operating activities were offset by decreases for the following items: (i) prepaid expenses and other current assets, $396,351; (ii) accounts payable; $296,691 and (ii) accrued expenses, $176,303.

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

Cash from Investing Activities

For the nine months ended September 30, 2020, net cash of $4,912 was used in investing activities for the purchase of property and equipment. For the nine months ended September 30, 2019, net cash of $81,649 was used in investing activities for the purchase of property and equipment of $168,857 offset by payment of notes receivable of $87,208.

Cash from Financing Activities

For the nine months ended September 30, 2020, net cash of $112,500 was used in financing activities for the payment of accrued dividends of $383,909 and repayment of right of use leases payable of $33,424, offset by the issuance of a notes payable of $304,833. For the nine months ended September 30, 2019, net cash of $137,706 was used in financing activities for the repayment of right of use leases payable of $25,589 and repayment of notes payable of $112,117.

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

The COVID-19 pandemic has had, and is expected to continue to have, a material adverse impact on the Company's business, operating results and financial condition, and has resulted in lower demand and reduced activity at the Downtown Manhattan Heliport.

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

Throughout 2020, the COVID-19 pandemic has continued to spread and impact the global and United States economies. Federal, state, and local governments have implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which have negatively impacted our operations. As a result of the ongoing COVID-19 pandemic, on March 17, 2020 all sightseeing tour operations the Downtown Manhattan Heliport ceased. On July 20, 2020, New York City started Phase 4 of the city’s reopening. Sightseeing tour operators at the heliport restarted operations under this phase. For the period July 20, 2020 through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To date, the COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO. Although the Downtown Manhattan Heliport has been able to reopen and our Kansas FBO and MRO is operating, there can be no assurance that these facilities will be able to remain open for the foreseeable future if there is another wave of business and travel restrictions to attempt to slow the spread of COVID-19.

Additionally, the general economic conditions resulting from the COVID-19 pandemic have significantly depressed the market value of certain types of aircraft, which led us to record a $270,000 impairment charge relating to a Falcon 10 aircraft we previously recorded as an asset held for sale.

To-date, we have experienced a decrease in revenue during the first three fiscal quarters of 2020 compared to prior year periods and expect this trend to continue throughout the remainder of the fiscal year. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions and the impact of the COVID-19 pandemic on overall demand for air travel, which we expect to remain low for the duration of the pandemic. Based on the impact that the COVID-19 pandemic has already had on our business, we expect to experience a significant decrease in revenue for the fiscal year ending December 31, 2020 relative to prior year periods.

We expect our business, results of operations and financial condition to be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The COVID-19 pandemic has significantly and adversely affected our business, operations and financial results, and we expect these adverse effects to continue for the duration of the pandemic. and the full extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, we expect our results for the fiscal year ending December 31, 2020 to be adversely affected. Factors that will determine the full extent to which the COVID-19 pandemic impacts our business include, but are not limited to:

●	the duration and scope of the pandemic;
●	the length of time our customer’s sightseeing tour operations at the Downtown Manhattan Heliport experience diminished demand;
●	federal, state, and local governmental actions taken in response to the pandemic and the impact of those actions on global economic activity;
●

the social distancing initiatives undertaken by businesses and individuals and the possibility of another wave of business and travel restrictions implemented in New York City in response to any resurgence of the pandemic;

●	the actions taken in response to economic disruption, including any federal or state-level economic responses restricting or related to operations within the air tourism industry;
●	the impact of business disruptions and reductions in employment levels in the United States;
●	our customers’ continuing viability as businesses; and
●	the possibility that all of our facilities will be required to close.

Item 6 - Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (principal executive officer). *

31.2	Rule 13a-14(a)/15d-14(a) Certification of President (principal financial officer). *

32.1	Section 1350 Certification. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: November 16, 2020	By:	/s/ Ronald J. Ricciardi
Ronald J. Ricciardi
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer