Form 10-K
period 2020-12-31
Saker Aviation Services, Inc.
filed 2021-03-31
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company		☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of such business day was $2,325,821. .

As of March 31, 2021, the Registrant had 1,028,863 shares of its Common Stock, par value $0.03 per share, issued and outstanding.

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

We believe the general aviation market has been historically cyclical, with revenue correlated to general U.S. economic conditions. Although not truly seasonal in nature, the spring and summer months tend to generate higher levels of revenue and our operations generally follow that trend. The COVID-19 pandemic has contributed to a decline in travel and tourism related businesses and general economic conditions in the United States and significantly disrupted our business and operations in the year ended December 31, 2020, as well as disrupted business operations in the United States and globally. To the extent local, regional and the federal government impose restrictions on air travel and/or air tourism or consumers cease traveling, our results of operations will continue to be negatively impacted. We cannot predict with certainty the full impact that the COVID-19 pandemic will have on our business operations, financial condition and results of operations, which will largely depend on the length and severity of the ongoing pandemic and any recovery will depend on consumer willingness to travel by air. Please see Item 1A. “Risk Factors” below.

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

Government Regulation

We are subject to a variety of governmental laws and regulations that apply to companies in the aviation industry. These include, among other matters, compliance with the Federal Aviation Administration rules and regulations, and local, regional and national rules and regulations as they relate to environmental matters. We believe we are in compliance with, and intend to continue to comply with, all applicable government regulations. The adoption of new regulations could result in increased costs and have an adverse impact on our results of operations, including, for example, regulations that restricted air travel such as reduced seating capacity as a result of the COVID-19 pandemic.

Customers

In 2019, the Company’s accounts receivable was comprised of four key customers at our New York Heliport. Due to the COVID-19 pandemic, two of these key customers were unable to sustain their business and ceased operating in 2020. Their receivable balances at December 31, 2020, totaling approximately $208,000, have been deemed uncollectable by the Company. The loss of these two key customers has adversely affected our business and results of operations. The Company’s other two key customers continue to operate, but at substantially reduced levels of operation. For the fiscal year ended December 31, 2020, these remaining two key customers represented approximately $137,000, or 52.4% of the balance of accounts receivable. The Company has a security deposit in place in connection with both of these receivables.

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

Employees

As of December 31, 2020, we employed 22 persons, 18 of which were employed on a full-time basis and one of which was an executive officer. All of our personnel are employed in connection with our operations in New York and Kansas.

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

Risks related to our business and operations:

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

The COVID-19 pandemic and its impact on travel demand, travel behavior, or travel restrictions has had, and is expected to continue to have, a material adverse impact on our business, financial condition and operating results. The pandemic has resulted in, at times, increased government restrictions and regulation, including certain interstate and other travel restrictions and quarantines of our personnel, and future regulations may make accessing our facilities overly burdensome or impossible, which would adversely affect our operations.

Throughout 2020, the COVID-19 pandemic impacted the global and United States economies. Federal, state, and local governments implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which negatively impacted our operations and those of our customers. As a result of the COVID-19 pandemic, on March 17, 2020 all sightseeing tour operations the Downtown Manhattan Heliport ceased. On July 20, 2020, New York City started Phase 4 of the city’s reopening. Sightseeing tour operators at the heliport restarted operations under this phase. For the period July 20, 2020 through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To date, the COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO. Although the Downtown Manhattan Heliport has been able to reopen and our Kansas FBO and MRO is operating, there can be no assurance that these facilities will be able to remain open for the foreseeable future, depending on future developments related to the COVID-19 pandemic.

Additionally, the general economic conditions resulting from the COVID-19 pandemic have significantly depressed the market value of certain types of aircraft, which led us to record a $270,000 impairment charge relating to a Falcon 10 aircraft we previously recorded as an asset held for sale.

To-date, we have experienced a significant decrease in revenue during all four fiscal quarters of 2020 compared to prior year periods and expect this trend to continue throughout the duration of the COVID-19 pandemic. The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions and the impact of the COVID-19 pandemic on overall demand for air travel, which we expect to remain low for the duration of the pandemic.

We expect our business, results of operations and financial condition to continue to be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The COVID-19 pandemic has significantly and adversely affected our business, operations and financial results, and we expect these adverse effects to continue for the duration of the pandemic, and the full extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. We expect our results for the fiscal year ending December 31, 2021 to be adversely affected. Factors that will determine the full extent to which the COVID-19 pandemic continues to impact our business include, but are not limited to:

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

●	the actions taken in response to economic disruption, including any federal or state-level economic responses restricting or related to operations within the air tourism industry;
●	the impact of business disruptions and reductions in employment levels in the United States;
●	consumer willingness to travel by air in the future;
●	our customers’ continuing viability as businesses; and
●	the possibility that all of our facilities will be required to close.

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

We are susceptible to counterparty risk in our agreements with our customers and have been adversely affected by the loss of certain key customers and the inability of such key customers to pay amounts due to us.

Due to the COVID-19 pandemic, two of the Company’s key customers at our Ney York Heliport were unable to sustain their business and ceased operating in 2020. Their receivable balances at December 31, 2020, totaling approximately $208,000, have been deemed uncollectable by the Company. The loss of these two key customers has adversely affected our business and results of operation. The Company’s other two key customers at our New York Heliport continue to operate, but at substantially reduced levels of operation. For the fiscal year ended December 31, 2020, these two accounts represented approximately $137,000, or 52.4%, of the balance of accounts receivable at December 31, 2020. The Company has a security deposit in place for both of these receivables. If our remaining key customers experience further reduced operations, they may also cease operating which would materially and adversely impact our business and results of operations.

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

Our future success is heavily dependent on the performance of our managers. Our growth and future success depends, in large part, on the continued contributions of management and our ability to retain management. Our success depends to a significant extent upon the continued service of Ron Ricciardi, our President and Chief Executive Officer. On September 1, 2019, we entered into an employment agreement with Mr. Ricciardi. The initial term runs from September 1, 2019 through September 1, 2023 and does not provide for automatic renewal. Loss of the services of Mr. Ricciardi could significantly harm our business, results of operations and financial condition. The Company maintains key-person insurance on the life of Mr. Ricciardi. Beginning on December 24, 2020 and continuing through the date of this report, Mr. Ricciardi remains on a temporary leave of absence to address health issues unrelated to the COVID-19 pandemic. As previously disclosed, effective March 26, 2021, Samuel Goldstein, one of our directors, has been appointed to serve as our acting principal executive officer.

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

Risks related to our securities:

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

Our management team currently has the ability to influence stockholder votes.

As of March 31, 2021, our executive officers, directors and their family members and associates, collectively, are entitled to vote approximately 402,793 shares, or 30.2% of the 1,028,863 shares of our outstanding shares of common stock. Accordingly, and because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our Board of Directors, which is currently comprised of three independent directors, a director who is a managing partner of a law firm which provides legal services to us, and one executive officer/director.

General risk factors:

Potential additional financings, the granting of additional stock options and any anti-dilution provisions in potential future derivative securities could further dilute our existing stockholders.

As of March 31, 2021, there were 1,028,863 shares of our common stock outstanding. If all of our outstanding options were exercised, there would be 1,082,191 shares outstanding, an increase of approximately 5.2%. Any further issuances due to additional equity financings, or the granting of additional options could further dilute our existing stockholders, which could cause the value of our common stock to decline.

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

As of March 31, 2021, we lease office and hangar space at the following locations:

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

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2019	$4.50	$2.31

June 30, 2019	$4.10	$2.61

September 30, 2019	$4.55	$2.85

December 31, 2019	$7.00	$4.67

March 31, 2020	$6.15	$2.85

June 30, 2020	$3.65	$3.05

September 30, 2020	$3.80	$2.00

December 31, 2020	$2.88	$1.60

Holders

As of March 31, 2021, there were approximately 162 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

Dividends

On September 30, 2019, the Company announced that its Board of Directors had declared a special cash dividend of $0.50 per share (the “Dividend”). The Dividend was paid in equal quarterly installments of $0.125 per share beginning on November 1, 2019, with the final dividend paid on August 13, 2020. The declaration and payment of any future dividend will be at the sole discretion of the Board of Directors.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncer‐tainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by such forward-looking statements. We therefore caution you against relying on any of these forward-looking statements because they are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include our services and pricing, the impact of the COVID-19 pandemic, general economic conditions, our ability to raise additional capital, our ability to obtain the various approvals and permits for the acquisition and operation of FBOs and the other risk factors contained in Item 1A of this report.

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

Throughout 2020, the COVID-19 pandemic impacted the global and United States economies. Federal, state, and local governments implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which negatively impacted our operations and those of our customers. As a result of the COVID-19 pandemic, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased due to a drop in demand. On July 20, 2020, New York City started Phase 4 of the city’s reopening. Sightseeing tour operators at the heliport restarted operations under this phase. For the period July 20, 2020 through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To date, the COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO.

We experienced a decrease in revenue during the twelve months ended December 31, 2020 compared to prior year periods. While we expect the COVID-19 pandemic to continue to adversely impact our business and operations, the full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions and the impact of the COVID-19 pandemic on overall demand for air travel.

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

Consolidated Statement of Operations Data:	Year Ended December 31, 2020	Year Ended December 31, 2019
(in thousands, except for share and per share data)
Revenue	$3,506	$11,568
Operating (loss) income, before income tax expense	$(2,180)	$1,066
Income tax (benefit) expense	$(431)	$399
Net (Loss) Income	$(1,749)	$667

Net (loss) income per share – basic	$(1.71)	$0.66
Net (loss) income per share – diluted	$(1.71)	$0.65
Weighted average number of shares – basic	1,024,907	1,008,979
Weighted average number of shares – diluted	1,024,907	1,021,865

Balance Sheet Data: (in thousands)	December 31, 2020	December 31, 2019
Working capital surplus	$2,828	$3,928
Total assets	$4,995	$7,257
Total liabilities	$1,087	$1,681
Stockholders’ equity	$3,908	$5,576
Total liabilities and Stockholders’ equity	$4,995	$7,257

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results for the Years Ended December 31, 2020 and December 31, 2019.

REVENUE

Operating results for the twelve months ended December 31, 2020 were negatively impacted by the COVID-19 pandemic. The COVID-19 pandemic has depressed year-over-year activity at our Heliport and, consequently, the results reported below.

Revenue decreased by 69.7 percent to $3,506,628 for the twelve months ended December 31, 2020 as compared with corresponding prior-year period revenue of $11,567,725.

For the twelve months ended December 31, 2020, revenue associated with services and supply items decreased by 77.4 percent to approximately $1,500,000 as compared to approximately $6,600,000 in the twelve months ended December 31, 2019.

For the twelve months ended December 31, 2020, revenue associated with the sale of jet fuel, aviation gasoline and related items decreased by 59.1 percent to approximately $1,950,000 as compared to approximately $4,800,000 in the twelve months ended December 31, 2019.

For the twelve months ended December 31, 2020, all other revenue decreased by 68.3 percent to approximately $58,000 as compared to approximately $184,000 in the twelve months ended December 31, 2019.

GROSS PROFIT

Total gross profit decreased 82.8 percent to $980,928 in the twelve months ended December 31, 2020 as compared to $5,716,659 in the twelve months ended December 31, 2019. Gross margin was 28.0 percent for the twelve months ended December 31, 2020 as compared to 49.4 percent for the same period in 2019.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses (“SG&A”) were $2,472,203 in the twelve months ended December 31, 2020, a decrease of $2,196,894, or 47.1 percent, as compared to the same period in 2019.

SG&A associated with our FBO operations were approximately $1,865,000 in the twelve months ended December 31, 2020, a decrease of approximately $2,290,000, or 55.1 percent, as compared to the twelve months ended December 31, 2019. SG&A associated with our FBO operations, as a percentage of revenue, was 53.2 percent for the twelve months ended December 31, 2020, as compared with 35.9 percent in the corresponding prior year period.

Corporate SG&A was approximately $608,000 for the twelve months ended December 31, 2020, representing an increase of approximately $93,000 as compared with the corresponding prior year period.

OPERATING (LOSS) INCOME

Operating loss for the year ended December 31, 2020 was $(1,491,276) as compared to operating income of $1,047,562 in the year ended December 31, 2019.

Depreciation and Amortization

Depreciation and amortization was approximately $119,000 and $124,000 for the twelve months ended December 31, 2020 and 2019, respectively.

Interest Income and Expense

Interest income was $18,109 and $27,069 for the twelve months ended December 31, 2020 and 2019, respectively. Interest expense for the year ended December 31, 2020 was $24,025, as compared to $7,987 in the same period in 2019. The increase in interest expense is due primarily to interest expense associated with our right of use leases.

Impairment of Goodwill and Other Intangibles

We had $750,000 of goodwill at December 31, 2020 and 2019.

Income Tax (Benefit) Expense

Income tax benefit for the twelve months ended December 31, 2020 was approximately $(431,000), as compared to income tax expense of $399,000 in the same period in 2019. The income tax benefit is attributable to a net loss in the twelve months ended December 31, 2020 as compared to net income in the same period in 2019.

Net (Loss) Income Per Share

Net loss for the twelve months ended December 31, 2020 was $(1,748,928) as compared to net income of $667,644 in the twelve months ended December 31, 2019.

Basic net loss per share for the twelve months ended December 31, 2020 was ($1.71), as compared to basic and diluted net income per share of $0.66 and $0.65, respectively, in 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $1,899,082 and a working capital surplus of $2,827,586. We generated revenue of $3,506,268 and had a net loss of $(1,748,928) for the year ended December 31, 2020. For the year ended December 31, 2020, cash flows included net cash used in operating activities of $1,590,447, net cash used in investing activities of $4,913, and net cash used in financing activities of $103,049.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the Securities and Exchange Commission (the “SEC”), on March 15, 2018 the Company entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Note”). There are currently no amounts outstanding under the Key Bank Term Note.

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

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2021 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25% and would be secured by substantially all of the Company’s assets. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of December 31, 2020, there were no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. As of December 31, 2020, there were no amounts due under the Key Bank Revolver Note.

On August 14, 2020, the Company was granted a loan from the Bank (“the Loan”) in the amount of $304,833, pursuant to the Paycheck Protection Program (the “PPP”) under Division, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated August 14, 2020 (“the “Note”), matures in August 2025 and bears interest at a rate of 1% per annum and is payable in monthly installments commencing on, or before, October 31, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Company did not provide any collateral or guarantees in connection with the PPP loan. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred during the covered 24 week period. The loan qualifies for forgiveness provided the proceeds are used for eligible expenses on the covered period and certain employee retention criteria are met. In accordance with FASB ASC 470, Debt, and ASC 405-20, Liabilities – Extinguishment of Liabilities, the Company recorded the cash inflow from the PPP loan as a liability, and cash flows from financing, pending legal release from the obligation by the U.S. Small Business Administration at December 31, 2020. Upon forgiveness and legal release, the liability will be reduced by the amount forgiven and a gain on debt extinguishment will be recorded. The Company has used the proceeds for purposes consistent with the PPP and expects this loan to be forgiven in 2021.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the program year that began on May 1, 2020, the City agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In October 2020 City waived the deferred fees through September 30, 2020. Concession fees in this Form 10-K have been accounted for based on the abatement. During the twelve months ended December 31, 2020 and 2019, we incurred approximately $315,000 and $1,640,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $144,000 and $2,200,000 during the twelve months ended December 31, 2020 and 2019, respectively, which is recorded in administrative expenses. The Company and Empire Aviation had historically contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company has suspended its contributions to HTJC in light of the pandemic. The Company’s former officer and director is also an active participant with HTJC, which is managed by the former officer and director’s grandson. One of our Directors and our current acting principal executive officer, Sam Goldstein, serves as deputy director of HTJC.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

On January 15, 2019, the Company was issued an unsecured note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, had a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments were to be made in six monthly installments beginning May 31, 2019. The customer’s payments on the note have not met the installment plan and the Company was working on changes to the note when the customer filed for Chapter 11 Bankruptcy in October 2019. In February 2021, the bankruptcy court allowed the customer to convert from a Chapter 11 Bankruptcy to a Chapter 7 Liquidation. Under the Chapter 7 Liquidation, the note will now be treated as a general unsecured claim as opposed to a prioritized payment under the Chapter 11 Bankruptcy to cure the permit default. This change has substantially diminished the Company’s expectation to collect amounts due under the note. Therefore, the Company has deemed unpaid principal and accrued interest of approximately $205,000 at December 31, 2020 as uncollectable. The $205,000 was written off to bad debt expense in the fourth quarter of 2020.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary, Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. In 2019, the Company accepted the title to a Falcon 10 aircraft owned by Mr. Peck as satisfaction in full of the remainder of the $270,000 stock purchase price. The Company intended to sell the aircraft and classified it as “Held For Sale” on the Company’s consolidated balance sheet at December 31. 2019. The Company has been unable to find a buyer due to a depressed market as well as a drop in demand for this type of aircraft. Without a market in which to sell the aircraft, the Company recorded an impairment charge in the quarter ended June 30, 2020 for the full carrying amount of the aircraft. The Company does not believe the aircraft has any value and, in December 2020, filed an application with the FAA Aircraft Registry to cancel the aircraft’s registry.

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

Our anticipated capital expenditures in 2021 are approximately $50,000 - $100,000.

During the twelve months ended December 31, 2020, we had a net decrease in cash of $1,698,409. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2020, net cash used in operating activities was $1,590,447. This amount included a decrease in operating cash related to net loss of $1,748,928 and additions for the following items: (i) depreciation, $119,039; (ii) bad debt, $396,000; (iii) impairment charge, $270,000; (iv) impairment of notes receivable, $205,730; (v) stock-based compensation expense, $74,659; (vi) deferred income taxes, $476,000; (vii) accounts receivable, trade, $19,944; and (viii) inventories, $17,585. The decrease in cash used in operating activities in 2020 was offset by the following items: (i) prepaid expenses and income tax receivable, $935,387; (ii) customer deposits, $49,517; (iii) accounts payable, $335,322; and (iv) accrued expenses, $100,250. For the year ended December 31, 2019, net cash provided by operating activities was $1,123,862. This amount included an increase in operating cash related to net income of $667,644 and additions for the following items: (i) depreciation, $124,264; (ii) stock-based compensation expense, $33,997; (iii) prepaid expenses and other current assets, $271,830; (iv) deposits, $3,552; (v) deferred income taxes, $31,000; (vi) accounts payable, $49,052; and (vii) accrued expenses, $59,129. The increase in cash provided by operating activities in 2019 was offset by the following items: (i) accounts receivable, trade, $106,267; and (ii) inventories, $10,339.

Cash from Investing Activities

For the year ended December 31, 2020, net cash used in investing activities was $4,913. This amount represents purchases of property and equipment. For the year ended December 31, 2019, net cash used in investing activities was $87,382. This amount included payments of note receivable of $87,208 offset by purchases of property and equipment of $174,590.

Cash from Financing Activities

For the year ended December 31, 2020, net cash used in financing activities was $103,049. This amount included additions for the issuance of common stock of $16,196 and the issuance of notes payable of $304,833 offset by $383,909 to the payment of accrued dividends and $40,169 to the repayment of right of use leases. For the year ended December 31, 2019, net cash used in financing activities was $277,638 of which $112,217 was attributable to the repayment of notes payable, $126,630 to the payment of accrued dividends, and $38,891 to the repayment of right of use leases.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable, Trade

In 2020, the Company’s accounts receivable was comprised of four key customers at our New York Heliport. Due to the COVID-19 pandemic, two of these key customers were unable to sustain their business and ceased operating in 2020. Their receivable balances at December 31, 2020, totaling approximately $208,000, have been deemed uncollectable by the Company and have been written off to bad debt expense in the fourth quarter of 2020. The Company’s remaining two key customers at our New York Heliport continue to operate, but at substantially reduced levels of operation. For the fiscal year ended December 31, 2020, these remaining two key customers represented approximately $137,000, or 52.4% of the balance of accounts receivable. No customer represented more than 10% of revenue in 2020. The Company has a security deposit in place in connection with both of these receivables.

At December 31, 2019, the Company had concentrations of credit risk in that 73.0% of the balance of its accounts receivable at December 31, 2019 was made up of its four key customers. At December 31, 2019, accounts receivable from the Company’s four key customers amounted to approximately $241,298 (35.6%), $115,864 (17.1%), $111,149 (16.4%), and $26,523 (3.9%), respectively. In addition, these four key customers represented approximately 54.7% of our revenue in 2019. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. We assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. We performed an analysis of our goodwill and intangible assets at December 31, 2020 and 2019.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. During 2020 we experienced a decrease in demand and minimal activity in our business. The extent of the impact of COVID-19 on our operational and financial performance cannot be predicted and will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions. Accordingly, we have established a valuation allowance on net deferred assets. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2017.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	20

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2020 and 2019	22

Consolidated Statements of Operations For the Years Ended December 31, 2020 and 2019	23

Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2020 and 2019	24

Consolidated Statements of Cash Flows For the Years Ended December 31, 2020 and 2019	25

Notes to Consolidated Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Note 6 to the consolidated financial statements, the Company’s consolidated goodwill was $750,000 as of December 31, 2020. Management reviews goodwill for impairment during the fourth quarter or more frequently if events or changes in circumstances indicate the asset may be impaired. Management considered the ongoing deterioration in general economic and market conditions due to the Covid-19 pandemic and its impact on the respective reporting unit of the Company. Management performs impairment reviews using a fair value method based on management’s judgement and assumptions. The estimated fair value is then compared to the carrying value of the goodwill. In estimating the fair value, management uses the discounted cash flows method.

The principal consideration for our determination that performing procedures related to the goodwill impairment assessment is a critical audit matter are the significant judgement by management when developing the fair value; this, in turn, led to a high degree of auditor judgement, subjectivity and effort in performing procedures and evaluating management’s significant assumptions relating to future cash flows and the discount rate.

These procedures included, among others, (i) testing management’s process for developing the fair value estimates, (ii) evaluating the appropriateness of the discounted cash flow methodology and (iii) evaluating the significant assumptions used by management related to the discount rates and future cash flows of the entity.

Impairment of Held for Sale Asset

As described in Note 2 to the consolidated financial statements, the Company recorded an asset impairment of $270,000 relating to the aircraft that was a held for sale asset. Management evaluated impairment on the held for sale asset during the second quarter. Management considered the ongoing deterioration in general economic and market conditions due to the Covid-19 pandemic and its impact on the asset held for sale. The Company engaged a specialist determine the salability of the aircraft. Based on management’s evaluation and the decrease in demand for the aircraft it resulted in an impairment of the aircraft. The determination of the impairment was a critical audit matter due to the evaluation and judgment required by Company management.

The principal consideration for our determination that performing procedures related to the goodwill impairment assessment is a critical audit matter are the significant judgement by management when developing the fair value; this, in turn, led to a high degree of auditor judgement, subjectivity and effort in performing procedures and evaluating management’s significant assumptions relating to future cash flows and the discount rate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. We obtained an understanding of the Company’s impairment evaluation process and compared the data that was used.

Uncertain Tax Positions

As noted in footnote 8, the Company recorded uncertain tax position assets as of December 31, 2020. Judgement is required by management in determining the Company’s tax provision and recording the related income tax assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The ultimate realization of deferred tax assets is uncertain. As disclosed by management, a valuation allowance for the best estimate of the probable loss on this tax position has been recorded.

The principal consideration for our determination that performing procedures related to uncertain tax positions is a critical audit matter are significant judgement by management when developing whether it is more likely than not that the deferred tax asset will be recovered and the high degree of judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions relating to the future recoverability of this asset.

Addressing the matter involved performing procedures and evaluating audit evidence in forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for developing whether there would be taxable income/losses in future years and the availability, or lack thereof, of taxable income in prior carryback periods.

/s/ Kronick Kalada Berdy & Co. P.C.

We have served as the Company's auditor since 2009.

Kingston, Pennsylvania

March 31, 2021

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2020	December 31, 2019
CURRENT ASSETS
Cash	$1,899,082	$3,597,491
Accounts receivable	262,101	678,045
Inventories	163,619	181,204
Note receivable	---	188,828
Held for sale asset	---	270,000
Income tax receivable	955,500	---
Prepaid expenses	257,629	294,644
Total current assets	3,537,931	5,210,212

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,745,861 and $3,676,488 respectively	258,856	323,316

OTHER ASSETS
Deposits	2,512	2,512
Right of use assets	445,711	495,377
Goodwill	750,000	750,000
Deferred income taxes	---	476,000
Total other assets	1,198,223	1,723,889
TOTAL ASSETS	$4,995,010	$7,257,417

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$62,021	$397,343
Customer deposits	80,878	130,395
Accrued dividends payable	---	373,370
Accrued expenses	219,307	319,557
Note Payable	304,833	---
Right of use leases payable – current portion	43,306	60,675
Total current liabilities	710,345	1,281,340

LONG-TERM LIABILITIES
Right of use leases payable - less current portion	376,933	399,733
Total liabilities	1,087,278	1,681,073

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 1,028,863 and 1,020,135 shares issued and outstanding as of December 31, 2020 and 2019, respectively	30,866	30,604
Additional paid-in capital	19,909,230	19,818,637
Accumulated deficit	(16,032,364)	(14,272,897)
TOTAL STOCKHOLDERS’ EQUITY	3,907,732	5,576,344
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,995,010	$7,257,417

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2020	2019

REVENUE	$3,506,268	$11,567,725

COST OF REVENUE	2,525,341	5,851,066

GROSS PROFIT	980,927	5,716,659

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,472,203	4,669,097

OPERATING (LOSS) INCOME	(1,491,276)	1,047,562

OTHER EXPENSE (INCOME):
IMPAIRMENT CHARGE	270,000	---
BAD DEBT	412,696	---
INTEREST INCOME	(18,109)	(27,069)
INTEREST EXPENSE	24,025	7,987

TOTAL OTHER EXPENSE (INCOME)	688,612	(19,082)

(LOSS) INCOME FROM OPERATIONS, before income taxes	(2,179,888)	1,066,644

INCOME TAX (BENEFIT) EXPENSE
CURRENT	(906,960)	368,000
DEFERRED	476,000	31,000

INCOME TAX (BENEFIT) EXPENSE	(430,960)	399,000

NET (LOSS) INCOME	$(1,748,928)	$667,644

Basic Net (Loss) Income Per Common Share	$(1.71)	$0.66

Diluted Net (Loss) Income Per Common Share	$(1.71)	$0.65

Weighted Average Number of Common Shares – Basic	1,024,907	1,008,979

Weighted Average Number of Common Shares – Diluted	1,024,907	1,021,865

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR YEARS ENDED DECEMBER 31, 2020 AND 2019

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2019	1,006,768	$30,203	$19,756,839	$(14,440,541)	$5,346,501

Amortization of stock based compensation			33,997		33,997

Dividends				(500,000)	(500,000)

Issuance of additional Common Stock in connection with reverse split	525	16	(16)		0

Issuance of additional Common Stock	12,842	385	27,817		28,202

Net income				667,644	667,644

BALANCE – December 31, 2019	1,020,135	$30,604	$19,818,637	$(14,272,897)	$5,576,344

Amortization of stock based compensation			74,659		74,659

Dividends				(10,539)	(10,539)

Issuance of additional Common Stock	8,728	262	15,934		16,196

Net loss				(1,748,928)	(1,748,928)

BALANCE – December 31, 2020	1,028,863	$30,866	$19,909,230	$(16,032,364)	$3,907,732

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020		2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income		$(1,748,928)	$667,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		119,039	124,264
Bad debt		206,966
Impairment charge		270,000	---
Impairment of note receivable		205,730	---
Stock based compensation		74,659	33,997
Deferred income taxes		476,000	31,000
Changes in operating assets and liabilities:
Accounts receivable, trade		208,978	(106,267)
Inventories		17,585	(10,339)
Income tax receivable		(955,500)
Prepaid expenses		20,113	271,830
Customer deposits		(49,517)	3,552
Accounts payable		(335,322)	49,052
Accrued expenses		(100,250)	59,129
TOTAL ADJUSTMENTS		158,481	456,218

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES		(1,590,447)	1,123,862

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of notes receivable		---	87,208
Purchase of property and equipment		(4,913)	(174,590)
NET CASH USED IN INVESTING ACTIVITIES		(4,913)	(87,382)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock		16,196	---
Notes Payable:
Borrowings:		304,833	---
Repayments		---	(112,117)
Dividends paid		(383,909)	(126,630)
Repayment of right of use leases payable		(40,169)	(38,891)
NET CASH USED IN FINANCING ACTIVITIES		(103,049)	(277,638)

NET CHANGE IN CASH		(1,698,409)	758,842

CASH – Beginning		3,597,491	2,838,649
CASH – Ending		$1,899,082	$3,597,491
NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Accrued Dividend Payable	$	---	$373,370
Change in Accounts Receivable through issuance of a Note Receivable	$	---	$276,036
Right of use assets obtained in exchange for Lease obligations	$	---	$548,070
Issuance of common stock	$	---	28,202
Change in assets held for sale from Notes Receivable	$	---	$270,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest		$24,025	$7,987
Income taxes		$59,415	$79,029

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

NOTE 2 – Liquidity and Material Agreements

As of December 31, 2020, the Company had cash of $1,899,082 and a working capital surplus of $2,827,585. The Company generated revenue of $3,506,268 and had a net loss of $(1,748,928) for the twelve months ended December 31, 2020.

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

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2021 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25% and would be secured by substantially all of the Company’s assets. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of December 31, 2020, there were no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. As of December 31, 2020, there were no amounts due under the Key Bank Revolver Note.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Proceeds from the Key Bank Term Note were utilized to retire amounts previously outstanding under a $280,920 term loan from PNC Bank. As of December 31, 2020, all amounts outstanding under the Key Bank Term Note have been repaid.

On August 14, 2020, the Company was granted a loan from the Bank (“the Loan”) in the amount of $304,833, pursuant to the Paycheck Protection Program (the “PPP”) under Division, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated August 14, 2020 (“the “Note”), matures in August 2025 and bears interest at a rate of 1% per annum and is payable in monthly installments commencing on, or before, October 31, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Company did not provide any collateral or guarantees in connection with the PPP loan. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred during the covered 24 week period. The loan qualifies for forgiveness provided the proceeds are used for eligible expenses on the covered period and certain employee retention criteria are met. In accordance with FASB ASC 470, Debt, and ASC 405-20, Liabilities – Extinguishment of Liabilities, the Company recorded the cash inflow from the PPP loan as a liability, and cash flows from financing, pending legal release from the obligation by the U.S. Small Business Administration at December 31, 2020. Upon forgiveness and legal release, the liability will be reduced by the amount forgiven and a gain on debt extinguishment will be recorded. The Company has used the proceeds for purposes consistent with the PPP and expects this loan to be forgiven in 2021.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the program year that began on May 1, 2020, the City agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In October 2020 the City waived the deferred fees through September 30, 2020. Concession fees in this Form 10-Q have been accounted for based on the abatement. During the twelve months ended December 31, 2020 and 2019, the Company incurred approximately $315,000 and $1,640,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $144,000 and $2,200,000 during the twelve months ended December 31, 2020 and 2019, respectively, which is recorded in administrative expenses. The Company and Empire Aviation had historically contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company has suspended its contributions to HTJC in light of the pandemic. The Company’s former officer and director is also an active participant with HTJC, which is managed by the former officer and director’s grandson. One of our Directors and our current acting principal executive officer, Sam Goldstein, serves as deputy director of HTJC.

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

On January 15, 2019, the Company was issued an unsecured note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, had a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments were to be made in six monthly installments beginning May 31, 2019. The customer’s payments on the note have not met the installment plan and the Company was working on changes to the note when the customer filed for Chapter 11 Bankruptcy in October 2019. In February 2021, the bankruptcy court allowed the customer to convert from a Chapter 11 Bankruptcy to a Chapter 7 Liquidation. Under the Chapter 7 Liquidation, the note will now be treated as a general unsecured claim as opposed to a prioritized payment under the Chapter 11 Bankruptcy to cure the permit default. This change has substantially diminished the Company’s expectation to collect amounts due under the note. Therefore, the Company has deemed unpaid principal and accrued interest of approximately $205,000 at December 31, 2020 as uncollectable. The $205,000 was written off to bad debt expense during the fourth quarter of 2020.

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary, Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. In 2019, the Company accepted the title to a Falcon 10 aircraft owned by Mr. Peck as satisfaction in full of the remainder of the $270,000 stock purchase price. The Company intended to sell the aircraft and classified it as “Held For Sale” on the Company’s consolidated balance sheet at December 31. 2019. The Company has been unable to find a buyer due to a depressed market as well as a drop in demand for this type of aircraft. Without a market in which to sell the aircraft, the Company recorded an impairment charge in the quarter ended June 30, 2020 for the full carrying amount of the aircraft. The Company does not believes the aircraft has any value and, in December 2020, filed an application with the FAA Aircraft Registry to cancel the aircraft’s registry.

As described throughout this Quarterly Report on Form 10-Q, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased as a result of the COVID-19 pandemic. On July 20, 2020, New York City began Phase 4 of the city’s reopening. Sightseeing tours resumed under this phase. For the period July 20, 2020, through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To mitigate this loss of revenue, the Company may need additional financing to continue operations through the issuance of equity or debt and any such financing will be dependent on general market conditions, which itself is subject to the effects of the COVID-19 pandemic. Although the Company have access to the Key Bank Revolver Note described above, the Company can make no assurance that that the Key Bank Revolver Note will be sufficient to fund our operations. Additionally, certain restrictions in the Key Bank Revolver Note may prohibit us from obtaining more attractive financing.

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

Accounts Receivable, Trade and Revenue Concentration

In 2020, the Company’s accounts receivable was comprised of four key customers at our New York Heliport. Due to the COVID-19 pandemic, two of these key customers were unable to sustain their business and ceased operating in 2020. Their receivable balances at December 31, 2020, totaling approximately $208,000, have been deemed uncollectable by the Company and have been written off to bad debt expense in the fourth quarter of 2020. The Company’s remaining two key customers continue to operate, but at substantially reduced levels of operation. For the fiscal year ended December 31, 2020, these remaining two key customers represented approximately $137,000, or 52.4%, of the balance of accounts receivable. No customer represented more than 10% of revenue in 2020. The Company has a security deposit in place in connection with both of these receivables.

At December 31, 2019, the Company had concentrations of credit risk in that 73.0% of the balance of its accounts receivable at December 31, 2019 was made up of its four key customers. At December 31, 2019, accounts receivable from the Company’s four largest accounts amounted to approximately $241,298 (35.6%), $115,864 (17.1%), $111,149 (16.4%), and $26,523 (3.9%), respectively. In addition, these four customers represented approximately 54.7% of our revenue in 2019. Accounts receivable are carried at their estimated collectible amounts. Accounts receivable are periodically evaluated for collectability and the allowance for doubtful accounts is adjusted accordingly. We determine collectability based on our management experience and knowledge of the customers.

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

Goodwill

Goodwill that is deemed to have an indefinite life is not amortized but, instead, are to be reviewed at each reporting period for impairment. The Company assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. The Company performed an analysis of its goodwill at December 31, 2020 and 2019 and deemed no impairment necessary.

Leases

At December 31, 2020 and December 31, 2019, our consolidated balance sheets include a right of use asset of approximately $446,000 and $495,000, respectively, a long-term lease liability of approximately $377,000 and $400,000, respectively, and a short-term liability of approximately $43,000 and $61,000, respectively.

Revenue Recognition

The Company recognizes revenue from ground-based services, such as fueling and aircraft storage, and aircraft maintenance and repair services. Revenue for the sale of ground-based services is recognized as a sale of services at the time the service is performed and provided to customers. Revenue for the sale of aircraft fuel is recognized at the time products are delivered to customers. Customers are invoiced at the time the services are performed and the associated revenue is recognized in the period it is earned. Revenue from aircraft storage services is recognized monthly based upon agreement. Aircraft maintenance and repair service revenue is recognized at the time the performance obligations are met, which is generally less than a month. Performance obligations are satisfied when control of the aircraft has been transferred back to the customer.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Customer Deposits

Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2020 and 2019 was approximately $4,000 and $29,840, respectively.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods due to the uncertainty of future taxable income and the lack thereof of taxable income in carryback periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2017.

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

Net Income Per Common Share

Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options, are excluded from the calculation of the diluted income per share when their exercise prices are greater than the average market price of the common stock during the period or when their inclusion would be antidilutive.

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Year Ended December 31,
	2020(1)	2019(1)
Weighted average common shares outstanding, basic	1,024,907	1,008,979
Common shares upon exercise of options	---	12,886
Weighted average common shares outstanding, diluted	1,024,907	1,021,865

(1)

Common shares of 53,328 and 40,402 underlying outstanding stock options for the years ended December 31, 2020 and 2019, respectively, were excluded from the computation of diluted earnings per share as their inclusion would be antidilutive.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the years ended December 31, 2020 and 2019, the Company incurred stock based compensation of $74,659 and $33,997, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2020, the unamortized fair value of the options totaled $34,396 and the weighted average remaining amortization period of the options approximated five years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2020 and 2019 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2020	2019
Dividend yield	0%	0%
Expected volatility	636%	910%
Risk-free interest rate	0.36%	1.6%
Expected lives (years)	5.0	5.0

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2020 and 2019, was $1.14 and $5.16, respectively.

NOTE 4 – Inventories

Inventory consists primarily of aviation fuel, which the Company dispenses to its customers, and parts inventory as a result of the acquisition of Aircraft Services. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	December 31,
	2020	2019
Parts inventory	$92,481	$87,625
Fuel inventory	59,336	79,497
Other inventory	11,802	14,082
Total inventory	$163,619	$181,204

Included in fuel inventory are amounts held for third parties of $30,904 and $25,804 as of December 31, 2020 and 2019, respectively, with an offsetting liability included as part of accrued expenses.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 5 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2020	2019	Useful Life (years)
Aircraft	$56,000	$56,000	7	–	12
Vehicles	396,483	396,483	5	–	10
Office furniture and equipment	454,170	452,520	3	–	7
Tools and shop equipment	85,110	81,847	3	–	10
Leasehold improvements	2,812,954	2,812,954	10	–	20
Building/fuel farm	200,000	200,000	7	–	17
Total	4,004,717	3,999,804
Less: accumulated depreciation and amortization	(3,745,861)	(3,676,488)
Property and equipment, net	$258,856	$323,316

Depreciation and amortization expense for the years ended December 31, 2020 and 2019 was approximately $119,000 and $124,000, respectively.

NOTE 6 – Goodwill

The Company had $750,000 of goodwill at each of December 31, 2020 and 2019. The Company assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. The Company performed an analysis of its goodwill at December 31, 2020 and 2019 and deemed no impairment necessary.

NOTE 7 – Notes Payable

Notes payable consist of:	December 31,
	2020		2019
KeyBank PPP SBA loan, 5 year term, 1% interest Company expects the loan to be forgiven in 2021.		$304,833		---
Subtotal		304,833		---
Less: current portion		(304,833)		---
Total – long term	$	---	$	---

NOTE 8 – Income Taxes

The Company’s deferred tax assets consisted of the following:

	December 31,
Deferred tax assets:	2020		2019
Stock based compensation		$60,000	$44,000
Goodwill and intangibles		---	3,000
Property and equipment		466,000	471,000
Total deferred tax assets		526,000	518,000
Valuation Allowance		(526,000)	(42,000)

Deferred tax asset – net of valuation allowance	$	---	$476,000

Increase (decrease) in valuation allowance		$484,000	$(8,000)

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

During the year the valuation allowance increased due to the uncertainty of future taxable income and the lack thereof of taxable income in carryback periods.

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2020	2019
Tax at statutory rate	21.0%	21.0%
Net operating loss carryback	15.8%	---
Valuation allowance	(21.8%)
State and local income taxes, net of federal	4.7%	16.4%
Effective income tax expense rate	19.7%	37.4%

NOTE 9 – Stockholders’ Equity

Common Stock

A summary of the Company’s shares of Common Stock outstanding at December 31, 2020 is presented in the table below:

Number of shares outstanding
January 1, 2019	1,006,768
Shares issued in connection with Reverse Split	525
Shares issued in connection with exercise of stock options	7,806
Shares issued in connection with Employment Agreement	5,036
December 31, 2019	1,020,135
Shares issued in connection with exercise of stock options	3,609
Shares issued in connection with Employment Agreement	5,119
December 31, 2020	1,028,863

Stock Options

On August 27, 2019, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Incentive Plan of 2019 (”the “Plan”). The Plan is administered by the Company’s Compensation Committee and provides for 250,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Compensation Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. The fair value of stock options are calculated in accordance with FASB ASC Topic 718. As of December 31, 2020 and 2019, there were 196,672 shares available for grant as options under the Plan.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, December 31, 2018	63,327	$2.594
Granted	13,332	5.600
Exercised	(13,332)	2.350
Expired	(9,999)	2.550
Balance, December 31, 2019	53,328	$3.391
Granted	13,332	2.580
Exercised	(6,666)	2.820
Expired	(6,666)	2.400
Balance, December 31, 2020	53,328	$3.384

A summary of the Company’s stock options outstanding at December 31, 2020 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$2.58	13,332	4.92	---		$10,569
$5.60	13,332	3.92	13,332	$	---
$2.40	9,999	2.92	9,999		$9,727
$3.24	9,999	1.92	9,999		$1,327
$2.25	6,666	.92	6,666		$7,484
TOTALS	53,328		39,996		$29,107

Preferred Stock

As of December 31, 2020 and 2019, the Company has 333,306 shares of preferred stock authorized and none of which is issued and outstanding.  On February 27, 2019, the Company filed with the Secretary of State of the state of Nevada a certificate of amendment to our articles of incorporation. The amendment provided for, among other things, a reduction in the number of authorized shares of preferred stock to 333,306. The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine. As of December 31, 2020 and 2019, there were no shares of preferred stock outstanding.

NOTE 10 – Employee Benefit Plan

The Company maintains a 401K Plan which covers all employees of the Company (the “401K Plan”). Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides that the Company match each participant's contribution at 100% up to 4% of the employee’s deferral. The employer match prior to the change was 50% up to 6% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $42,000 and $31,000 for the years ended December 31, 2020 and 2019, respectively.

NOTE 11 – Commitments

Right-Of-Use Leasing Arrangements

The Company leases facilities from Garden City, Kansas, which provides for: (a) a 21-year lease term expiring December 31, 2030, with one five-year renewal period, and (b) a base rent of $2,187 per month. In addition, the Company incurs a fuel flowage fee of $0.06 per gallon of fuel received. The fuel flowage fee is to be reviewed annually by the Garden City Regional Airport, the City of Garden City, and the Company. Flowage fees on fuel gallons purchased aggregated approximately $36,000 and $52,000 for the years ended December 31, 2020 and 2019, respectively.

The Company leases additional facilities from Garden City, Kansas, which provides for a 14 year lease term expiring December 31, 2030 with a base rent of $565 a month.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

In 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck. The lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the lease, the Company’s subsidiary may purchase the vehicle for $1.00.

The Company’s lease right of use assets and lease liabilities as of December 31, 2020 and 2019 are summarized as follows:

	December 31,
	2020	2019
Right of use assets	$445,711	$495,377
Current portion of debt and right of use lease liabilities	$43,306	$60,675
Long term portion of debt and right of use lease liabilities	$376,933	$399,733
Total right of use lease liabilities	$420,239	$460,408
Weighted average remaining lease terms (years)	11	12
Weighted average discount rate	5.5%	5.5%

The maturities of the Company’s right of use lease liabilities as of December 31, 2020 are as follows:

For the year ended
December 31,	Total
2021	$65,040
2022	65,040
2023	44,496
2024	34,224
2025	34,224
Thereafter	342,240
TOTAL	$585,264
Less Interest	(165,025)
Present value of lease liabilities	$420,239

The components of right of use lease expenses included in “Selling, General and Administrative Expenses” in the Company’s consolidated statements of operations aggregated approximately $34,000 and $35,000 in 2020 and 2019, respectively.

NOTE 12 – Dividend Payable

On September 30, 2019, the Company announced that its Board of Directors had declared a special cash dividend of $0.50 per share (the “Dividend”). The Dividend was paid in equal quarterly installments of $0.125 per share beginning on November 1, 2019, with the final dividend paid on August 13, 2020. The accrued dividend payment amounted to $373,370 at December 31, 2019. The declaration and payment of any future dividend will be at the sole discretion of the Board of Directors.

NOTE 13 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the year ended December 31, 2020 and 2019, no services were provided to the Company by Wachtel & Missry, LLP.

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

NOTE 15 – Risks and Uncertainties

On March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased as a result of the COVID-19 pandemic. On July 20, 2020, New York City began Phase 4 of the city’s reopening. Sightseeing tours resumed under this phase. For the period July 20, 2020, through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To mitigate this loss of revenue, the Company may need additional financing to continue operations through the issuance of equity or debt and any such financing will be dependent on general market conditions, which itself is subject to the effects of the COVID-19 pandemic. Although the Company have access to the Key Bank Revolver Note described above, the Company can make no assurance that that the Key Bank Revolver Note will be sufficient to fund our operations. Additionally, certain restrictions in the Key Bank Revolver Note may prohibit us from obtaining more attractive financing. The extent of the impact of COVID-19 on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions, and the impact of the virus on overall demand for the Company’s products, all of which are highly uncertain and cannot be predicted.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the program year that began on May 1, 2020, the City agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In October 2020 the City waived the deferred fees through September 30, 2020. Concession fees in this Form 10-Q have been accounted for based on the abatement. During the twelve months ended December 31, 2020 and 2019, the Company incurred approximately $315,000 and $1,640,000 in concession fees, respectively, which are recorded in the cost of revenue.

The fees for the fourth quarter, if not waived, would aggregate approximately $238,000 and have not been accrued at December 31, 2020.

NOTE 16 – Subsequent Events

The Company has evaluated events which have occurred subsequent to December 31, 2020, and through the date of the filing of the Annual Report on Form 10-K with the SEC, and has determined that no subsequent events have occurred after the current reporting period.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

ITEM 9B.	OTHER INFORMATION

None.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of the Company as of December 31, 2020:

Name	Age	Position

William B. Wachtel	66	Director, Chairman of the Board

Ronald J. Ricciardi (1)	59	Director, President & Chief Executive Officer

Samuel Goldstein (1)	42	Director

Marc Chodock	42	Director

Roy Moskowitz	66	Director

On December 24, 2020, Mr. Ricciardi began a temporary leave of absence to address health issues unrelated to the COVID-19 pandemic. Effective March 26, 2021, Mr. Goldstein began serving as our acting principal executive officer.

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

Mr. Ricciardi’s participation is important to our Board of Directors because of his 16 years of experience working in a variety of roles with us, including his service on our Board of Directors, combined with his knowledge of the aviation industry and his extensive management experience, all of which demonstrate his strong commitment to us and make him a valued member of our Board of Directors.

On December 24, 2020, the Company announced that Mr. Ricciardi was taking a temporary leave of absence to address health issues unrelated to the COVID-19 pandemic. During Mr. Ricciardi’s leave of absence, Mark Raab, the Company’s Corporate Controller, serves as the Company’s acting principal financial officer and acting principal accounting officer until such time as Mr. Ricciardi is able to resume his responsibilities. Effective March 26, 2021, Mr. Goldstein has been appointed to serve as our acting principal executive officer.  The Company does not expect Mr. Ricciardi’s temporary leave of absence to have a negative impact on the Company’s business operations.

Samuel Goldstein – Director

Mr. Goldstein was appointed as a director on September 21, 2018.  Effective March 26, 2021, Mr. Goldstein has been appointed to serve as our acting principal executive officer during Mr. Ricciardi’s temporary leave of absence.

Mr. Goldstein has served since 2014, and continues to serve, as Deputy Director of the Helicopter Tourism and Jobs Council (“HTJC”). During this time, HTJC successfully negotiated a settlement with the City of New York enabling the helicopter air tour industry to continue operations. In early 2019, Mr. Goldstein joined Marino, a leading strategic communications firm with offices in New York and Los Angeles, where he is a director with Marino’s Land Use Public Policy unit. Mr. Goldstein was also a principal at Kivvit Public Affairs from 2017 to 2018 and served previously as the director of government relations for Selfhelp Community Services, one of New York’s largest senior housing and social service organizations, from 2008 to 2013.

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

Mr. Moskowitz has been the Chief Legal Officer of The New School from 2006 to 2019. From 1988 – 2004, Mr. Moskowitz held senior positions of legal oversight for New York educational institutions, including the New York State Education Department, City University of New York, Community School District #2, and the Regional Superintendent of Region 9.

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

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2020 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2020, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act, except for Messrs. Wachtel, Ricciardi, Goldstein, Moskowitz, and Chodock, each of whom filed one late Form 4 reporting one transaction.

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

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us during the fiscal years ended December 31, 2020 and 2019 for services performed on our behalf with respect to the person who served as our executive officer as of December 31, 2020.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)

Ronald J. Ricciardi, President and Chief Executive Officer	2020	[194,189]	45,000	16,196	[25,152]	[280,547]
	2019	[165,385]	10,000	28,202	[18,104]	[221,691]

1.

Due to the substantial financial impact of the pandemic on the Company’s operations, effective April 1, 2020, Mr. Ricciardi’s base salary was decreased from $200,000 to $150,000. Mr. Ricciardi had received a base salary in 2019 of $200,000, which was increased from $150,000 on September 1, 2019.

2.

Pursuant to his employment agreement with the Company, Mr. Ricciardi received a bonus of $45,000 in 2020 based on the Company’s 2019 performance. In addition, Mr. Ricciardi received a $10,000 bonus in 2019.

3.

Mr. Ricciardi was granted 5,119 and 5,036 shares of the Company’s common stock on September 17, 2020 and December 5, 2019, respectively. The value of the shares issued to Mr. Ricciardi in 2020 and 2019 were valued at $16,196 and $28,202, respectively.

4.

Mr. Ricciardi receives health insurance coverage estimated at a value of approximately $1,571 and $1,067 per month in 2020 and 2019, respectively, and received a match to his 401K contributions of approximately $6,300 and $5,300 in 2020 and 2019, respectively.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019

There are no outstanding equity awards at December 31, 2020.

2020 DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Samuel Goldstein	6,000	8,599	14,599

William B. Wachtel	4,000	8,599	12,599

Marc Chodock	6,250	8,599	14,849

Roy P. Moskowitz	$6,000	8,599	14,599

1.

Each non-employee director is entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.

Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2020, the Board of Directors granted each non-employee director an option for their service in 2020. Each option was for 3,333 shares and was priced at $2.58 per share, which was the closing sales price of our common stock on December 1, 2020. The options vest on December 1, 2021 and may be exercised until December 1, 2025. See Item 12. for a description of all outstanding options held by non-employee directors at December 31, 2020. The fair value of the option awards are calculated in accordance with FASB ASC Topic 718.

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

Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. The Company maintains a 401K Plan (the “401K Plan”) which covers all employees of the Company. Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides for the Company to match each participant's contribution at 100% up to 4% of the employee’s deferral. The employer match prior to the change was 50% up to 6% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $42,000 and $31,000 for the years ended December 31, 2020 and 2019, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of March 31, 2021 regarding the beneficial ownership of our common stock by:

●	each of our current executive officer and directors; and
●	all of our current directors and executive officer as a group; and
●	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

Unless otherwise indicated below, the address for each of our directors and officers is 20 South Street, Pier 6 East River, New York, New York 10004.

	Number of Shares		Percentage of
	of Common Stock		Common Stock
	Beneficially		Beneficially
Name of Beneficial Owner	Owned		Owned (1)

William B. Wachtel (2)	158,895	(3)	15.2%

Ronald J. Ricciardi (4)	53,787		5.2%

Marc Chodock (5)	113,847	(6)	11.0%

Samuel Goldstein (7)	6,666	(8)	0.6%

Roy P. Moskowitz (9)	17,124	(10)	1.6%

All directors and officers as a group (5 in number)	350,319		32.8%

Ronald I. Heller (11)	64,085	(11)	6.2%

(1)

The percentages computed in the table are based upon 1,028,863 shares of our common stock, which were outstanding on March 31, 2021. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 31, 2021.

(2)	William B. Wachtel is our Chairman of the Board and a director.

(3)

The shares of our common stock reported in the table include: (a) 145,563 shares held by Mr. Wachtel in the open market; (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2021, which option is currently exercisable; (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2022, which option is currently exercisable; (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable; and (e) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 3,333 shares issuable upon the exercise of an option granted on December 1, 2020, which shall become exercisable on December 1, 2021; and (y) 11,113 shares of our common stock acquired by Wachtel Missry, LLP, which has provided certain legal services for us. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)	Ronald J. Ricciardi is our President, Chief Executive Officer and a director.
(5)	Marc Chodock is a director.

(6)

The shares of our common stock reported in the table are based on a Schedule 13D filed with the SEC on February 9, 2015 and subsequent Form 4s filed by Mr. Chodock. The reporting persons are (i)ACM Value Opportunities Fund I, LP, a Delaware limited partnership (the “Fund”), with respect to the shares of our common stock directly owned by it; (ii) ACM Value Opportunities Fund I GP, LLC, a Delaware limited liability company  (the “General Partner”), as general partner of the Fund, with respect to the shares of our common stock directly owned by the Fund, (iii) Arvice Capital Management, LLC, a Delaware limited liability company (the “Manager”), as manager of the Fund, with respect to the shares of our common stock directly owned by the Fund; and (iv) Mr. Marc Chodock (“Mr. Chodock”), as managing member of the Manager, with respect to the shares of our common stock directly owed by the Fund.  The business address of each of the Reporting Persons is 110 East 25th St., 3rd Floor, New York, New York 10011. The shares of our common stock reported in the table also include: (a) 3,333 shares issuable upon the exercise of an option expiring December 1, 2022, which option is currently exercisable, (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable and (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2020, which shall become exercisable on December 1, 2021.

(7)	Samuel Goldstein is a director.

(8)	The shares of our common stock reported in the table include (a) 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable and (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable. The shares of our common stock in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2020, which shall become exercisable on December 1, 2021.

(9)	Roy P. Moskowitz is a director.

(10)

The shares of our common stock reported in the table include (a) 7,125 shares held by Mr. Moskowitz; (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2022, which option is currently exercisable; (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable; and (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024. The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2020, which shall become exercisable on December 1, 2021.

(11)

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

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2020, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

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

Pursuant to a management agreement with Empire Aviation, which is owned by the children of our former Chief Executive Officer and a former director, the Company incurred management fees of approximately $144,000 and $2,200,000 during the twelve months ended December 31, 2020 and 2019, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office. Mr. Goldstein, one of our directors, serves as deputy director of HTJC. Our former Chief Executive Officer and former director is also an active participant with HTJC, which is managed by his grandson.

On February 6, 2018, the Company was issued a note by one of its customers at the Heliport. The note scheduled approximately $750,000 in receivables payable by such customer, had a maturity date of October 31, 2018, and carried a 7.5% rate of interest. As of December 31, 2019, all amounts due under the note have been paid. During the second quarter of 2018, our former Chief Executive Officer and former director acquired controlling interest in this customer.

Director Independence

Our Board of Directors made the determination of director independence in accordance with the definition set forth in the Nasdaq Stock Market rules. Under such definition, Marc Chodock, Roy P. Moskowitz and Samuel Goldstein qualify as independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were approximately $101,900 and $97,100 by Kronick Kalada Berdy & Co. for 2020 and 2019, respectively, for the audits of our annual financial statements for the fiscal years ended December 31, 2020 and 2019, and the reviews of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for those fiscal years.

Audit-Related Fees. There were fees billed for $18,000 for professional services categorized as Audit-Related Fees by the principal accountant for the fiscal year ended December 31, 2020. There were no fees billed for the year ended December 31, 2019.

Tax Fees. For both years ended December 31, 2020 and 2019, the aggregate fees billed by the principal accountant for services categorized as Tax Fees were $15,000.

All Other Fees. There were no fees billed for services categorized as All Other Fees by the principal accountant for the fiscal years ended December 31, 2020 and 2019.

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

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2020 and 2019 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

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

3.4	Bylaws of Saker Aviation Services, Inc., incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 1, 2009.

4.1	Description of Securities, incorporated by reference from Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

10.1+	Stock Option Plan of 2005, incorporated by reference from Exhibit 10-18 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

10.2

Concession Agreement between FirstFlight, Inc. and the City of New York by and through New York City of Department of Small Business Services, dated October 7, 2008, incorporated by reference from Exhibit 33.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

10.3+	2019 Stock Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2019.

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

10.7+

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

Saker Aviation Services, Inc.

Date: March 31, 2021	By:	/s/ Samuel Goldstein
Samuel Goldstein
Acting Principal Executive Officer
Date: March 31, 2021	By:	/s/ Mark N. Raab
Mark N. Raab Acting Principal Financial Officer and Acting Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chairman of the Board,
/s/ William B. Wachtel	Director	March 31, 2021
William B. Wachtel

/s/ Ronald J. Ricciardi	President, Chief Executive Officer, Director	March 31, 2021
Ronald J. Ricciardi

/s/ Marc Chodock	Director	March 31, 2021
Marc Chodock

/s/ Roy P. Moskowitz	Director	March 31, 2021
Roy P. Moskowitz

/s/ Samuel Goldstein	Acting Principal Executive Officer, Director	March 31, 2021
Samuel Goldstein