Form 10-Q
period 2021-03-31
Saker Aviation Services, Inc.
filed 2021-05-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2021

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

Yes ☐          No ☒

As of May 14, 2021, the registrant had 1,028,863 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2021

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS	17

SIGNATURES	18

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,791,853	$1,899,082
Accounts receivable	244,511	262,101
Inventories	194,130	163,619
Income tax receivable	955,500	955,500
Prepaid expenses	172,144	257,629
Total current assets	3,358,138	3,537,931

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,761,485 and $3,745,861, respectively	244,436	258,856

OTHER ASSETS
Deposits	2,512	2,512
Right of use assets	436,032	445,711
Goodwill	750,000	750,000
Total other assets	1,188,544	1,198,223
TOTAL ASSETS	$4,791,118	$4,995,010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$106,008	$62,021
Customer deposits	80,878	80,878
Accrued expenses	235,331	219,307
Note Payable	304,833	304,833
Right of use leases payable – current portion	43,897	43,306
Total current liabilities	770,947	710,345

LONG-TERM LIABILITIES
Right of use leases payable - less current portion	369,507	376,933
Total liabilities	1,140,454	1,087,278

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 1,028,863 shares issued and outstanding at each of March 31, 2021 and December 31, 2020	30,866	30,866
Additional paid-in capital	19,917,828	19,909,230
Accumulated deficit	(16,298,030)	(16,032,364)
TOTAL STOCKHOLDERS’ EQUITY	3,650,664	3,907,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,791,118	$4,995,010

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020

REVENUE	$809,096	$1,673,755

COST OF REVENUE	565,135	1,081,665

GROSS PROFIT	243,961	592,090

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	499,544	693,577

OPERATING LOSS FROM OPERATIONS	(255,583)	(101,487)

OTHER (EXPENSE) INCOME:
INTEREST INCOME	---	6,576
INTEREST (EXPENSE)	(5,657)	(1,229)
NET OTHER (EXPENSE) INCOME	(5,657)	5,347

LOSS FROM OPERATIONS, before income taxes	(261,240)	(96,140)

INCOME TAX EXPENSE	4,426	0

NET LOSS	$(265,666)	$(96,140)

Basic and Diluted Net Loss Per Common Share	$(0.26)	$(0.09)

Weighted Average Number of Common Shares – Basic	1,028,863	1,022,515

Weighted Average Number of Common Shares – Diluted	1,035,031	1,038,899

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE – January 1, 2020	1,020,135	$30,604	$19,818,637	$(14,272,897)	$5,576,344

Issuance of additional Common Stock	3,609	108	(108)		0

Amortization of stock based compensation			18,651		18,651

Net loss				(96,140)	(96,140)

BALANCE – March 31, 2020	1,023,744	$30,712	$19,837,180	$(14,369,037)	$5,498,855

BALANCE – January 1, 2021	1,028,863	$30,866	$19,909,230	$(16,032,364)	$3,907,732

Amortization of stock based compensation			8,598		8,598

Net loss				(265,666)	(265,666)

BALANCE – March 31, 2021	1,028,863	$30,866	19,917,828	(16,298,030)	$3,650,664

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(265,666)	$(96,140)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	25,302	32,807
Stock based compensation	8,598	18,651
Changes in operating assets and liabilities:
Accounts receivable, trade	17,590	125,874
Inventories	(30,511)	19,854
Prepaid expenses	85,485	98,058
Customer deposits	---	426
Accounts payable	43,987	(370,021)
Accrued expenses	16,024	(140,391)
TOTAL ADJUSTMENTS	166,475	(214,742)

NET CASH USED IN OPERATING ACTIVITIES	(99,191)	(310,882)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,203)	(4,912)
NET CASH USED IN INVESTING ACTIVITIES	(1,203)	(4,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	---	(127,968)
Repayment of right of use leases payable	(6,835)	(10,054)
NET CASH USED IN FINANCING ACTIVITIES	(6,835)	(138,022)

NET CHANGE IN CASH	(107,229)	(453,816)

CASH – Beginning	1,899,082	3,597,491
CASH – Ending	$1,791,853	$3,143,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$5,657	$1,229

Income taxes	$4,426	$28,079

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The condensed consolidated balance sheet as of March 31, 2021 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2021 and 2020 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2021 and its results of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2021 not misleading. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any full year or any other interim period.

Throughout 2020 and 2021, the COVID-19 pandemic has impacted the global and United States economies. Federal, state, and local governments implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which negatively impacted our operations and those of our customers. As a result of the COVID-19 pandemic, on March 17, 2020 all sightseeing tour operations at the Downtown Manhattan Heliport ceased. On July 20, 2020, New York City started Phase 4 of the city’s reopening. Sightseeing tour operators at the heliport restarted operations under this phase. For the period July 20, 2020 through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To date, the COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO. Although the Downtown Manhattan Heliport has been able to reopen and our Kansas FBO and MRO is operating, there can be no assurance that these facilities will be able to remain open for the foreseeable future, depending on future developments related to the COVID-19 pandemic.

NOTE 2 – Liquidity and Material Agreements

As of March 31, 2021, we had cash of $1,791,853 and a working capital surplus of $2,587,191. We generated revenue of 809,096 and had a net loss of $(265,666) for the quarter ended March 31, 2021. For the quarter ended March 31, 2021, cash flows included net cash used in operating activities of $99,191, net cash used in investing activities of $1,203, and net cash used in financing activities of $6,835.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2021 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25% and would be secured by substantially all of the Company’s assets. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of March 31, 2021, there were no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. As of March 31, 2021, there were no amounts due under the Key Bank Revolver Note.

On August 14, 2020, the Company was granted a loan from the Bank (“the Loan”) in the amount of $304,833, pursuant to the Paycheck Protection Program (the “PPP”) under Division, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated August 14, 2020 (“the “Note”), matures in August 2025 and bears interest at a rate of 1% per annum and is payable in monthly installments commencing on, or before, October 31, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Company did not provide any collateral or guarantees in connection with the PPP loan. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred during the covered 24 week period. The loan qualifies for forgiveness provided the proceeds are used for eligible expenses on the covered period and certain employee retention criteria are met. In accordance with FASB ASC 470, Debt, and ASC 405-20, Liabilities – Extinguishment of Liabilities, the Company recorded the cash inflow from the PPP loan as a liability, and cash flows from financing, pending legal release from the obligation by the U.S. Small Business Administration at December 31, 2020. Upon forgiveness and legal release, the liability will be reduced by the amount forgiven and a gain on debt extinguishment will be recorded. The Company has used the proceeds for purposes consistent with the PPP and has applied for forgiveness. The Company expects this loan to be forgiven in 2021.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. During the program year that began on May 1, 2020, the City agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City waived the deferred fees through December 31, 2020. Concession fees in this Form 10-Q have been accounted for based on the abatement. During the three months ended March 31, 2021 and 2020, we incurred approximately $0 and $254,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

Additionally, beginning June 1, 2016, the Company is required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $0 and $86,000 during the three months ended March 31, 2021 and 2020, respectively, which is recorded in administrative expenses. The Company and Empire Aviation had historically contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company has suspended its contributions to HTJC in light of the pandemic. The Company’s former officer and director is also an active participant with HTJC, which is managed by the former officer and director’s grandson. One of our Directors and our current acting principal executive officer, Sam Goldstein, serves as deputy director of HTJC.

The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one-year options to further extend the Concession Agreement. The City has agreed to continue to waive fees in anticipation of an amendment to the Air Tour Agreement. Such amendment is anticipated to address terms and conditions of ongoing fee waivers while also addressing the term of the Concession Agreement, among other things.

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

Net Loss Per Common Share

Net loss was $(265,666) and $(96,140) for the three months ended March 31, 2021 and 2020, respectively. Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended March 31,
	2021	2020
Weighted average common shares outstanding, basic	1,028,863	1,022,515
Common shares upon exercise of options	6,168	16,384
Weighted average common shares outstanding, diluted	1,035,031	1,038,899

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2021 and 2020, the Company incurred stock-based compensation of $8,598 and $18,651, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2021, the unamortized fair value of the options totaled $25,798 and the weighted average remaining amortization period of the options approximated five years.

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

Inventories consist of the following:

	March 31, 2021	December 31, 2020
Parts inventory	$97,536	$92,481
Fuel inventory	80,493	59,336
Other inventory	16,101	11,802
Total inventory	$194,130	$163,619

Included in fuel inventory are amounts held for third parties of $42,895 and $30,904 as of March 31, 2021 and December 31, 2020, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. During the quarters ended March 31, 2021 and 2020, no services were provided to the Company by Wachtel & Missry, LLP.

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

NOTE 7 – Dividend Payable

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The COVID-19 pandemic has impacted the global and United States economies. Federal, state, and local governments implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which negatively impacted our operations and those of our customers. As a result of the COVID-19 pandemic, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased due to a drop in demand. On July 20, 2020, New York City started Phase 4 of the city’s reopening. Sightseeing tour operators at the heliport restarted operations under this phase. For the period July 20, 2020 through the date of this report, sightseeing tour operators have experienced low demand and minimal activity. To date, the COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO.

We experienced a decrease in revenue during the three months ended March 31, 2021 as compared to the prior year period. This decrease is primarily attributable to a portion of the first quarter 2020 operations being negatively affected by the COVID pandemic as compared to the negative effect of the COVID pandemic on the entire first quarter of 2021 operation. While we expect the COVID-19 pandemic to continue to adversely impact our business and operations, the full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions and the impact of the COVID-19 pandemic on overall demand for air travel.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three Months Ended March 31, 2021 and March 31, 2020.

REVENUE

Operating results for the three month periods ended March 31, 2021 and March 31, 2020 were negatively impacted by the ongoing COVID-19 pandemic. The COVID-19 pandemic has depressed year-over-year activity at our Heliport and, consequently, the results reported below. This decrease in year-over-year activity is primarily attributable to a portion of the first quarter 2020 operations being negatively affected by the COVID pandemic as compared to the negative effect of the COVID pandemic on the entire first quarter of 2021 operation.

Revenue from operations decreased by 51.7 percent to $809,096 for the three months ended March 31, 2021 as compared with corresponding prior-year period revenue of $1,673,755.

For the three months ended March 31, 2021, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items decreased by 37.2 percent to approximately $506,000 as compared to approximately $807,000 in the three months ended March 31, 2020. This decrease was largely attributable to the lower volume of gallons of aviation gasoline sold at our New York location.

For the three months ended March 31, 2021, revenue from operations associated with services and supply items decreased by 70 percent to approximately $255,000 as compared to approximately $853,000 in the three months ended March 31, 2020. This decrease was largely attributable to a lower demand for services at our New York location due to the COVID-19 pandemic.

For the three months ended March 31, 2021 all other revenue from operations increased by 235.6 percent to approximately $47,000 as compared to approximately $14,000 in the three months ended March 31, 2020. This increase was largely attributable to an increase in non-aeronautical revenue generated at our New York location compared to the same period last year.

GROSS PROFIT

Total gross profit from operations decreased by 58.8 percent to $243,961 in the three months ended March 31, 2021 as compared with the three months ended March 31, 2020. Gross profit was negatively impacted by the items previously discussed. Gross margin decreased to 30.2 percent in the three months ended March 31, 2021 as compared to 35.4 percent in the same period in the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were $499,544 in the three months ended March 31, 2021, representing a decrease of approximately $194,000 or 28 percent, as compared to the same period in 2020.

SG&A from operations associated with our aviation services operations were approximately $383,000 in the three months ended March 31, 2021, representing a decrease of approximately $193,000, or 33.6 percent, as compared to the three months ended March 31, 2020. SG&A from operations associated with our aviation services operations, as a percentage of revenue, was 47.3 percent for the three months ended March 31, 2021, as compared with 34.4 percent in the corresponding prior year period. The decreased operating expenses were largely attributable to reduced costs related to the lower levels of activity in our Heliport operations. The increase in SG&A as a percentage of revenue is largely attributable to the lower offset of fixed costs due to lower levels of activity at our Heliport.

Corporate SG&A from operations was approximately $116,000 for the three months ended March 31, 2021, representing a decrease of approximately $1,000 as compared with the corresponding prior year period.

OPERATING (LOSS) INCOME

Operating loss from operations for the three months ended March 31, 2021 was $(255,583) as compared to operating loss of $(101,487) in the three months ended March 31, 2020. The increase in operating loss on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization was approximately $25,000 and $33,000 for the three months ended March 31, 2021 and 2020, respectively.

Interest Income and Expense

Interest income for the three months ended March 31, 2021 was approximately $0 as compared to approximately $7,000 in the same period in 2020. The decrease in interest income is primarily due to the write-off of a note receivable in the fourth quarter of 2020.

Interest expense for the three months ended March 31, 2021 was approximately $5,600 as compared to approximately $1,000 in the same period in 2020. The increase in interest expense is due primarily to interest expense associated with our right of use leases.

Income Tax

Income tax expense for the three months ended March 31, 2021 and 2020 was $4,426 and $0, respectively.

Net Loss Per Share

Net loss was $(265,666) and $(96,140) for the three months ended March 31, 2021 and 2020, respectively.

Basic and diluted net loss per share for the three month periods ended March 31, 2021 and 2020 was $(0.26) and $(0.09), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2021, we had cash of $1,791,853 and a working capital surplus of $2,587,191. We generated revenue of $809,096 and had a net loss of $(265,666) for the quarter ended March 31, 2021. For the quarter ended March 31, 2021, cash flows included net cash used in operating activities of $99,191, net cash used in investing activities of $1,203, and net cash used in financing activities of $6,835.

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

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company may continue to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2021 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement requires the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25% and would be secured by substantially all of the Company’s assets. The entire principal balance, plus all accrued interest, is due in full on the Maturity Date. As of March 31, 2021, there were no amounts due under the Change of Terms Agreement.

Proceeds from the Key Bank Revolver Note, at the discretion of the Bank, provide for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. As of March 31, 2021, there were no amounts due under the Key Bank Revolver Note.

On August 14, 2020, the Company was granted a loan from the Bank (“the Loan”) in the amount of $304,833, pursuant to the Paycheck Protection Program (the “PPP”) under Division, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated August 14, 2020 (“the “Note”), matures in August 2025 and bears interest at a rate of 1% per annum and is payable in monthly installments commencing on, or before, October 31, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. The Company did not provide any collateral or guarantees in connection with the PPP loan. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred during the covered 24 week period. The loan qualifies for forgiveness provided the proceeds are used for eligible expenses on the covered period and certain employee retention criteria are met. In accordance with FASB ASC 470, Debt, and ASC 405-20, Liabilities – Extinguishment of Liabilities, the Company recorded the cash inflow from the PPP loan as a liability, and cash flows from financing, pending legal release from the obligation by the U.S. Small Business Administration at December 31, 2020. Upon forgiveness and legal release, the liability will be reduced by the amount forgiven and a gain on debt extinguishment will be recorded. The Company has used the proceeds for purposes consistent with the PPP and has applied for forgiveness. The Company expects this loan to be forgiven in 2021.

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

Additionally, beginning June 1, 2016, the Company is required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. These reductions have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $0 and $86,000 during the three months ended March 31, 2021 and 2020, respectively, which is recorded in administrative expenses. The Company and Empire Aviation had historically contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company has suspended its contributions to HTJC in light of the pandemic. The Company’s former officer and director is also an active participant with HTJC, which is managed by the former officer and director’s grandson. One of our Directors and our current acting principal executive officer, Sam Goldstein, serves as deputy director of HTJC.

The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021. The City of New York has two one-year options to further extend the Concession Agreement. The City has agreed to continue to waive fees in anticipation of an amendment to the Air Tour Agreement. Such amendment is anticipated to address terms and conditions of ongoing fee waivers while also addressing the term of the Concession Agreement, among other things.

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

During the three months ended March 31, 2021, we had a net decrease in cash of $107,229. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2021, net cash used in operating activities was $99,191. This amount included a decrease in operating cash related to net loss of $265,666 and additions for the following items: (i) depreciation and amortization, $25,302; (ii) stock based compensation, $8,598; (iii) accounts receivable, trade, $17,590; (iv) prepaid expenses, $85,485; (v) accounts payable, $43,987; and (vi) accrued expenses, $16,024. These increases in operating activities were offset by a decrease in inventories of $30,511.

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

Cash from Investing Activities

For the three months ended March 31, 2021, net cash of $1,203 was used in investing activities for the purchase of property and equipment. For the three months ended March 31, 2020, net cash of $4,912 was used in investing activities for the purchase of property and equipment.

Cash from Financing Activities

For the three months ended March 31, 2021, net cash of $6,835 was used in financing activities for the payment of right of use leases. For the three months ended March 31, 2020, net cash of $138,022 was used in financing activities for the payment of accrued dividends of $127,968 and repayment of right of use leases payable of $10,054.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our President, Chief Executive Officer, our acting principal executive officer, and our acting principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon, and as of the date of that evaluation, our President, Chief Executive Officer, our acting principal executive officer, and our acting principal financial officer, have concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President, Chief Executive Officer, our acting principal executive officer, and our acting principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6 - Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer. *

32.1	Section 1350 Certification. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

By:

Date: May 14, 2021		/s/ Samuel Goldstein
Samuel Goldstein
Acting Principal Executive Officer

Date: May 14, 2021		/s/ Mark Raab
Mark Raab
Acting Principal Financial Officer and Acting Principal Accounting Officer