Form 10-Q
period 2021-06-30
Saker Aviation Services, Inc.
filed 2021-08-13
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2021

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

Yes ☐          No ☒

As of August 13, 2021, the registrant had 1,028,863 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2021

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,788,875	$1,899,082
Accounts receivable	276,142	262,101
Inventories	183,234	163,619
Income tax receivable	955,500	955,500
Employee Retention Tax Credit receivable	244,778	---
Prepaid expenses	187,780	257,629
Total current assets	3,636,309	3,537,931

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,779,643 and $3,745,861, respectively	303,118	258,856

OTHER ASSETS
Deposits	---	2,512
Right of use assets	426,353	445,711
Goodwill	750,000	750,000
Total other assets	1,176,353	1,198,223
TOTAL ASSETS	$5,115,780	$4,995,010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$105,037	$62,021
Customer deposits	80,878	80,878
Accrued expenses	212,805	219,307
Note Payable	7,863	304,833
Right of use leases payable – current portion	44,484	43,306
Total current liabilities	451,067	710,345

LONG-TERM LIABILITIES
Note payable – less current portion	66,294	---
Right of use leases payable - less current portion	361,993	376,933
Total liabilities	879,354	1,087,278

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 1,028,863 shares issued and outstanding at each of June 30, 2021 and December 31, 2020	30,866	30,866
Additional paid-in capital	19,926,426	19,909,230
Accumulated deficit	(15,720,866)	(16,032,364)
TOTAL STOCKHOLDERS’ EQUITY	4,236,426	3,907,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,115,780	$4,995,010

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020

REVENUE	$1,179,064	$438,632	$1,988,160	$2,112,387

COST OF REVENUE	495,675	543,600	1,060,810	1,625,265

GROSS PROFIT (LOSS)	683,389	(104,968)	927,350	487,122

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	404,756	375,125	904,302	1,068,702

OPERATING INCOME (LOSS)	278,633	(480,093)	23,048	(581,580)

OTHER (INCOME) EXPENSE
IMPAIRMENT CHARGE	---	270,000	---	270,000
GAIN ON EXTINGUISHMENT OF DEBT	(304,833)	---	(304,833)
INTEREST INCOME	---	(6,217)	---	(12,793)
INTEREST EXPENSE	6,302	11,059	11,957	12,288
TOTAL OTHER (INCOME) EXPENSE, net	(298,531)	274,842	(292,876)	269,495

INCOME (LOSS) BEFORE INCOME TAX	577,164	(754,935)	315,924	(851,075)

INCOME TAX EXPENSE	0	0	4,426	0

NET INCOME (LOSS)	$577,164	$(754,935)	$311,498	$(851,075)

Basic Net Income (Loss) Per Common Share	$0.56	$(0.74)	$0.30	$(0.83)

Diluted Net Income (Loss) Per Common Share	$0.56	$(0.73)	$0.30	$(0.82)

Weighted Average Number of Common Shares – Basic	1,028,863	1,023,129	1,028,863	1,023,744

Weighted Average Number of Common Shares - Diluted	1,030,901	1,035,650	1,033,131	1,036,265

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

STATEMENT OF CONDENSED STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2020	1,020,135	$30,604	$19,818,637	$(14,272,897)	$5,576,344

Issuance of additional Common Stock	3,609	108	(108)		0

Amortization of stock based compensation			18,651		18,651

Net loss				(96,140)	(96,140)

BALANCE – March 31, 2020	1,023,744	$30,712	$19,837,180	$(14,369,037)	$5,498,855

Amortization of stock based compensation			18,669		18,669

Net loss				(754,935)	(754,935)

BALANCE – June 30, 2020	1,023,744	$30,712	$19,855,849	$(15,123,972)	$4,762,589

BALANCE – January 1, 2021	1,028,863	$30,866	$19,909,230	$(16,032,364)	$3,907,732

Amortization of stock based compensation			8,598		8,598

Net loss				(265,666)	(265,666)

BALANCE – March 31, 2021	1,028,863	$30,866	19,917,828	(16,298,030)	$3,650,664

Amortization of stock based compensation			8,598		8,598

Net income				577,164	577,164

BALANCE – June 30, 2021	1,028,863	$30,866	$19,926,426	$(15,720,866)	$4,236,426

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$311,498	$(851,075)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,140	65,668
Stock based compensation	17,196	37,320
Impairment charge	---	270,000
Changes in operating assets and liabilities:
Accounts receivable, trade	(14,041)	299,420
Inventories	(19,615)	45,697
Prepaid expenses and other current assets	(174,929)	(187,846)
Deposits	2,512	592
Accounts payable	43,016	(219,662)
Accrued expenses	(6,502)	(155,329)
TOTAL ADJUSTMENTS	(99,223)	155,860

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	212,275	(695,215)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(78,044)	(4,912)
NET CASH USED IN INVESTING ACTIVITIES	(78,044)	(4,912)

CASH FLOWS USED IN FINANCING ACTIVITIES
Dividends paid	---	(255,937)
Extinguishment of debt	(304,833)	---
Issuance of notes payable	76,000
Repayment of right of use leases payable	(13,762)	(23,096)
Repayment of notes payable	(1,843)	---
NET CASH USED IN FINANCING ACTIVITIES	(244,438)	(279,033)

NET CHANGE IN CASH	(110,207)	(979,160)

CASH – Beginning	1,899,082	3,597,491
CASH – Ending	$1,788,875	$2,618,331

NON-CASH OPERATING AND INVESTING ACTIVITIES:

Cash paid during the periods for:
Interest	$11,957	$12,288
Income taxes	$4,426	$28,079

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

The condensed consolidated balance sheet as of June 30, 2021 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2021 and its results of operations and cash flows for the six months ended June 30, 2021 not misleading. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any full year or any other interim period.

Throughout 2020 and 2021, the COVID-19 pandemic has impacted the global and United States economies. Federal, state, and local governments implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which negatively impacted our operations and those of our customers. As a result of the COVID-19 pandemic, on March 17, 2020 all sightseeing tour operations at the Downtown Manhattan Heliport ceased. On July 20, 2020, New York City started Phase 4 of the city’s reopening. Sightseeing tour operators at the heliport restarted operations under this phase. Sightseeing tour operators have experienced low demand and minimal activity since July 20, 2020, but our sightseeing tour operators have seen a slight uptick in demand in the second quarter of 2021 through the date of this report. To date, the COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO. Although the Downtown Manhattan Heliport has been able to reopen and our Kansas FBO and MRO is operating, there can be no assurance that these facilities will be able to remain open for the foreseeable future, depending on future developments related to the COVID-19 pandemic.

In addition, the employee retention credit (“ERC”) is a refundable tax credit against certain employment taxes. The ERC was established under the CARES Act and amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (the “Relief Act”) and the American Rescue Plan Act of 2021 (“ARPA”). Under the CARES Act, a company needed a more than 50% decline in gross receipts in 2020, compared to the same quarter in 2019, in order to use the gross receipts test to be eligible for the credit. The Company determined it qualified for the ERC for 2020.

The Relief Act provided for changes in the ERC for 2020 and provided an additional credit for the first and second quarters of 2021. The Relief Act revised the gross receipts test so a company that has had a more than 20% decline in gross receipts in 2021, compared to the same quarter in 2019, satisfies the gross receipts test. In addition, the Relief Act allows a company to elect to use the gross receipts from the immediately preceding quarter, and compare these prior quarter gross receipts to the same quarter in 2019, rather than the current quarter.

The Company evaluated its eligibility for the ERC for the first and second quarters of 2021. Under the aggregation rules of the Relief Act, the Company reviewed consolidated revenue when measuring the decline in gross receipts.  The Company determined it qualified for the ERC for the first and second quarter of 2021.  As a result, as of June 30, 2021 the Company recognized approximately $313,000 as a reduction of payroll tax expenses, in accordance with IAS 20, Accounting for Government Grants and Disclosure of Government Assistance

The ARPA extended the ERC to the third and fourth quarters of 2021. The Company expects to be eligible for the ERC for a similar amount at least through the third quarter of 2021.

NOTE 2 – Liquidity and Material Agreements

As of June 30, 2021, we had cash of $1,788,875 and a working capital surplus of $3,185,242. We generated revenue of $1,988,160 and had net income of $311,498 for the quarter ended June 30, 2021. For the quarter ended June 30, 2021, cash flows included net cash provided by operating activities of $212,275, net cash used in investing activities of $78,044, and net cash used in financing activities of $244,438.

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

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company could have continued to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2021 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement required the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25% and was secured by substantially all of the Company’s assets. The entire principal balance, plus all accrued interest, was due in full on the Maturity Date. As of June 30, 2021, there were no amounts due under the Change of Terms Agreement. The Bank notified the Company of its decision to discontinue the Key Bank Acquisition Note, effective June 30, 2021.

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. As of June 30, 2021, there were no amounts due under the Key Bank Revolver Note.

On August 14, 2020, the Company was granted a loan from the Bank (the “Loan”) in the amount of $304,833, pursuant to the Paycheck Protection Program under Division, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a note dated August 14, 2020, matures in August 2025 and bore interest at a rate of 1% per annum and was payable in monthly installments commencing on, or before, October 31, 2021. At December 31, 2020, in accordance with FASB ASC 470, Debt, and ASC 405-20, Liabilities – Extinguishment of Liabilities, the Company recorded the cash inflow from the Loan as a liability, and cash flows from financing, pending legal release from the obligation by the U.S. Small Business Administration (“S.B.A.”). The Company used the Loan proceeds for eligible expenses during the covered period and the Loan was forgiven by the S.B.A. in full in the second quarter of 2021. The Company recorded the forgiveness of the Loan as a gain on extinguishment of debt.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017. Additionally, beginning June 1, 2016, the Company was required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021 and gave the City of New York two one-year options to extend the term of the Concession Agreement. The term of the Concession Agreement was subsequently extended by the City through April 30, 2022 by the City’s exercise of the first of their two one-year option renewals.

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $0 and $130,000 during the six months ended June 30, 2021 and 2020, respectively, which is recorded in administrative expenses. The Company and Empire Aviation had historically contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company has suspended its contributions to HTJC in light of the pandemic. The Company’s former officer and director is also an active participant with HTJC, which is managed by the former officer and director’s grandson. One of our Directors and our current acting principal executive officer, Sam Goldstein, serves as deputy director of HTJC.

During the program year that began on May 1, 2020, the City agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City waived the deferred fees through December 31, 2020. In May 2021, the City waived the deferred fees through April 30, 2021 which coincided with the expiration of the Concession Agreement as amended by the Air Tour Agreement. The City is currently working toward obtaining approval of an amendment to the Air Tour Agreement relative to fees to be paid by the Company to the City during the one year extension period, among other things. Concession fees in this Form 10-Q have been accounted for based on the months abated and the Company’s commitment to pay the City 18% of monthly Gross Receipts in excess of $100,000 during the amendment approval process. During the six months ended June 30, 2021 and 2020, we incurred approximately $28,000 and $254,000 in concession fees, respectively, which are recorded in the cost of revenue.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

On January 15, 2019, the Company was issued an unsecured note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, had a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments were to be made in six monthly installments beginning May 31, 2019. The customer’s payments on the note have not met the installment plan and the Company was working on changes to the note when the customer filed for Chapter 11 Bankruptcy in October 2019. In February 2021, the bankruptcy court allowed the customer to convert from a Chapter 11 Bankruptcy to a Chapter 7 Liquidation. Under the Chapter 7 Liquidation, the note will now be treated as a general unsecured claim as opposed to a prioritized payment under the Chapter 11 Bankruptcy to cure the permit default. This change has substantially diminished the Company’s expectation to collect amounts due under the note. Therefore, the Company deemed unpaid principal and accrued interest of approximately $205,000 at December 31, 2020 as uncollectable. The $205,000 was written off to bad debt expense in the fourth quarter of 2020.

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

On May 1, 2021, the Company’s Kansas subsidiary executed a promissory note for $76,000 with Avfuel Corporation (“Avfuel”) for the purchase of a Jet-A refueling truck (the “Truck Note”). The Truck Note requires six annual payments of $13,432.56 commencing April 30, 2022 with the entire balance of unpaid principal and interest due on, or before, April 30, 2028. Interest accrues at prime plus 3% on the outstanding principal amount. The Company is required to make prepayments against the Truck Note at the rate of $0.018 per gallon of fuel purchased under a fuel supply agreement between the Company and Avfuel.

As described throughout this Quarterly Report on Form 10-Q, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased as a result of the COVID-19 pandemic. On July 20, 2020, New York City began Phase 4 of the city’s reopening. Sightseeing tours resumed under this phase. Sightseeing tour operators have experienced low demand and minimal activity since July 20, 2020, but sightseeing tour operators have seen a slight uptick in demand in the second quarter of 2021 through the date of this report. To mitigate this loss of revenue, we may need additional financing to continue operations through the issuance of equity or debt and any such financing will be dependent on general market conditions, which itself is subject to the effects of the COVID-19 pandemic. Although we have access to the Key Bank Revolver Note described above, we can make no assurance that that the Key Bank Revolver Note will be sufficient to fund our operations. Additionally, certain restrictions in the Key Bank Revolver Note may prohibit us from obtaining more attractive financing.

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

Net Income (Loss) Per Common Share

Net income (loss) was $311,498 and $(851,075) for the six months ended June 30, 2021 and 2020, respectively. Basic net income and net loss per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding, basic	1,028,863	1,023,129	1,028,863	1,023,744

Common shares upon exercise of options and warrants	2,038	12,521	4,268	12,521

Weighted average common shares outstanding, diluted	1,030,901	1,035,650	1,033,131	1,036,265

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation expenses over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2021 and 2020, the Company incurred stock-based compensation of $17,196 and $37,320, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2021, the unamortized fair value of the options totaled $17,200 and the weighted average remaining amortization period of the options approximated five years.

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

Inventories consist of the following:

	June 30, 2021	December 31, 2020
Parts inventory	$96,117	$92,481
Fuel inventory	72,400	59,336
Other inventory	14,717	11,802
Total inventory	$183,234	$163,619

Included in fuel inventory are amounts held for third parties of $39,023 and $30,904 as of June 30, 2021 and December 31, 2020, respectively, with an offsetting liability included as part of accrued expenses.

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

The COVID-19 pandemic has impacted the global and United States economies. Federal, state, and local governments implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which negatively impacted our operations and those of our customers. As a result of the COVID-19 pandemic, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased due to a drop in demand. On July 20, 2020, New York City started Phase 4 of the city’s reopening. Sightseeing tour operators at the heliport restarted operations under this phase. Sightseeing tour operators have experienced low demand and minimal activity since July 20, 2020, but have seen a slight uptick in demand beginning in the second quarter of 2021 through the date of this report. The COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations for the Three and Six Months Ended June 30, 2021 and June 30, 2020.

REVENUE

Total revenue from operations increased by 168.8 percent to $1,179,064 for the three months ended June 30, 2021 as compared with corresponding prior-year period revenue of $438,632.

For the three months ended June 30, 2021, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items increased by 135.5 percent to approximately $667,000 as compared to approximately $283,000 in the three months ended June 30, 2020. This increase was attributable to the higher volume of gallons of aviation gasoline sold at both our New York and Kansas locations compared to the second quarter of 2020.

For the three months ended June 30, 2021, revenue from operations associated with services and supply items increased by 158.3 percent to approximately $379,000 as compared to approximately $147,000 in the three months ended June 30, 2020. This increase was attributable to increased demand for services at our New York and Kansas locations compared to the second quarter of 2020.

For the three months ended June 30, 2021 all other revenue from operations increased by 1,418.8 percent to approximately $133,000 as compared to approximately $9,000 in the three months ended June 30, 2020. This increase was attributable to an increase in non-aeronautical revenue generated at our New York location compared to the same period last year.

Total revenue decreased by 5.9 percent to $1,988,160 for the six months ended June 30, 2021 as compared with corresponding prior-year period revenue of $2,112,387.

For the six months ended June 30, 2021, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items increased by 7.6 percent to approximately $1,173,000 as compared to approximately $1,090,000 in the six months ended June 30, 2020. This increase was attributable to the higher volume of gallons of aviation gasoline sold at both our New York and Kansas locations compared to the same period in 2020.

For the six months ended June 30, 2021, revenue from operations associated with services and supply items decreased by 36.5 percent to approximately $634,000 as compared to approximately $1,000,000 in the six months ended June 30, 2020. This decrease was attributable to the negative impact of the pandemic on our New York operations for both quarters of 2021 as compared to pandemic’s minimal impact of the first quarter of 2020 operations and the substantial negative impact of the pandemic on the second quarter of 2020 operations.

For the six months ended June 30, 2021, all other revenue from operations increased by 689.7 percent to approximately $181,000 as compared to approximately $23,000 in the six months ended June 30, 2020. This increase was attributable to an increase in non-aeronautical revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

Total gross profit (loss) from operations increased by 751.0 percent in the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The Company experienced a profit from operations of $683,389 as compared to a net loss of $(104,968) in the three months ended June 30, 2020. Gross profit was positively impacted by Employee Retention Tax Credits (“ERTC”) due the Company under the Cares Act. These credits were recorded in the second quarter of 2021 and offset operating payroll costs in the second quarter by approximately $195,000. Gross margin increased to 58.0 percent in the three months ended June 30, 2021 as compared to (23.9) percent in the same period in the prior year. Gross margin was also positively impacted by the ERTC amounts due the Company under the Cares Act recorded in the second quarter of 2021.

Total gross profit from operations increased by 90.4 percent to $927,350 in the six months ended June 30, 2021 as compared to $487,122 in the six months ended June 30, 2020. Gross margin increased to 46.6 percent in the six months ended June 30, 2021 as compared to 23.1 percent in the same period in the prior year. The increases in gross profit and gross margin in a year over year basis were driven by the items discussed above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were approximately $278,000 in the three months ended June 30, 2021, representing an increase of approximately $112,000 or 66.9 percent, as compared to the same period in 2020. The increase in SG&A for the three months ended June 30, 2021 was primarily attributable to a reduction in expenses in 2020 due to the Covid-19 pandemic as compared to the same period in 2021. SG&A from operations in the six months ended June 30, 2021 were approximately $661,000, representing a decrease of approximately $82,000 or 11.0 percent, as compared to the same period in 2020. The decrease in SG&A operating expenses for the six months ended June 30, 2021, were largely attributable to ERTC due the Company under the Cares Act. These credits of approximately $118,000 offset SG&A payroll expenses in 2021.

Corporate SG&A from operations was approximately $127,000 for the three months ended June 30, 2021, representing a decrease of approximately $82,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $243,000 for the six months ended June 30, 2021, representing a decrease of approximately $83,000 as compared with the corresponding prior year period. The decrease in both the three and six month periods on a year-over-year basis were largely attributable to a non-recurring write-off of miscellaneous receivables in the second quarter of 2020.

OPERATING INCOME (LOSS)

Operating income from operations for the three and six months ended June 30, 2021 was $278,633 and $23,048, respectively, compared to operating loss of ($480,093) and ($581,580) in the three and six months ended June 30, 2020, respectively. The increase in operating income on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization was approximately $53,000 and $66,000 for the six months ended June 30, 2021 and 2020, respectively.

Interest Expense

Interest expense was approximately $12,000 for both the six month periods June 30, 2021 and 2020.

Income Tax

Income tax expense for the six months ended June 30, 2021 was $4,426 as compared to $0 during the same period in 2020. .

Net Income (Loss) Per Share

Net income was $311,498 and $(851,075) for the six months ended June 30, 2021 and 2020, respectively.

Basic net income (loss) per share for the six months ended June 30, 2021 and 2020 was $0.30 and $(0.83), respectively. Diluted net income (loss) per share for the six months ended June 30, 2021 and 2020 was $0.30 and $(0.82), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2021, we had cash of $1,788,875 and a working capital surplus of $3,185,242. We generated revenue of $1,988,160 and had net income of $311,498 for the quarter ended June 30, 2021. For the quarter ended June 30, 2021, cash flows included net cash provided by operating activities of $212,275, net cash used in investing activities of $78,044, and net cash used in financing activities of $244,438.

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

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company could have continued to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2021 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement required the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25% and was secured by substantially all of the Company’s assets. The entire principal balance, plus all accrued interest, was due in full on the Maturity Date. As of June 30, 2021, there were no amounts due under the Change of Terms Agreement. The Bank notified the Company of its decision to discontinue the Key Bank Acquisition Note, effective June 30, 2021.

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. As of June 30, 2021, there were no amounts due under the Key Bank Revolver Note.

On August 14, 2020, the Company was granted a loan from the Bank (the “Loan”) in the amount of $304,833, pursuant to the Paycheck Protection Program under Division, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a note dated August 14, 2020, matures in August 2025 and bore interest at a rate of 1% per annum and was payable in monthly installments commencing on, or before, October 31, 2021. At December 31, 2020, in accordance with FASB ASC 470, Debt, and ASC 405-20, Liabilities – Extinguishment of Liabilities, the Company recorded the cash inflow from the Loan as a liability, and cash flows from financing, pending legal release from the obligation by the U.S. Small Business Administration (“S.B.A.”). The Company used the Loan proceeds for eligible expenses during the covered period and the Loan was forgiven by the S.B.A. in full in the second quarter of 2021. The Company recorded the forgiveness of the Loan as a gain on extinguishment of debt.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017. Additionally, beginning June 1, 2016, the Company was required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021 and gave the City of New York two one-year options to extend the term of the Concession Agreement. The term of the Concession Agreement was subsequently extended by the City through April 30, 2022 by the City’s exercise of the first of their two one-year options.

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $0 and $130,000 during the six months ended June 30, 2021 and 2020, respectively, which is recorded in administrative expenses. The Company and Empire Aviation had historically contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company has suspended its contributions to HTJC in light of the pandemic. The Company’s former officer and director is also an active participant with HTJC, which is managed by the former officer and director’s grandson. One of our Directors and our current acting principal executive officer, Sam Goldstein, serves as deputy director of HTJC.

During the program year that began on May 1, 2020, the City agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City waived the deferred fees through December 31, 2020. In May 2021, the City waived the deferred fees through April 30, 2021 which coincided with the expiration of the Concession Agreement as amended by the Air Tour Agreement. The City is currently working toward obtaining approval of an amendment to the Air Tour Agreement relative to fees to be paid by the Company to the City, among other things. Concession fees in this Form 10-Q have been accounted for based on the months abated and the Company’s commitment to pay the City 18% of monthly Gross Receipts in excess of $100,000 during the amendment approval process. During the six months ended June 30, 2021 and 2020, we incurred approximately $28,000 and $254,000 in concession fees, respectively, which are recorded in the cost of revenue.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months at an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

On January 15, 2019, the Company was issued an unsecured note by one of its customers at the Heliport. The note schedules payments of approximately $276,000 in receivables payable by such customer, had a maturity date of October 31, 2019, as amended, and carries a 7.5% rate of interest. The note payments were to be made in six monthly installments beginning May 31, 2019. The customer’s payments on the note have not met the installment plan and the Company was working on changes to the note when the customer filed for Chapter 11 Bankruptcy in October 2019. In February 2021, the bankruptcy court allowed the customer to convert from a Chapter 11 Bankruptcy to a Chapter 7 Liquidation. Under the Chapter 7 Liquidation, the note will now be treated as a general unsecured claim as opposed to a prioritized payment under the Chapter 11 Bankruptcy to cure the permit default. This change has substantially diminished the Company’s expectation to collect amounts due under the note. Therefore, the Company deemed unpaid principal and accrued interest of approximately $205,000 at December 31, 2020 as uncollectable. The $205,000 was written off to bad debt expense in the fourth quarter of 2020.

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

On May 1, 2021, the Company’s Kansas subsidiary executed a promissory note for $76,000 with Avfuel Corporation (“Avfuel”) for the purchase of a 3,000 gallon Jet-A refueling truck (the “Truck Note”). The Truck Note requires 6 annual payments of $13,432.56 commencing April 30, 2022 with the entire balance of unpaid principal and interest due on, or before, April 30, 2028. Interest accrues at a rate per annum of the prime rate plus 3% on the outstanding principal amount. The Company is required to make prepayments against the Truck Note at the rate of $0.018 per gallon of fuel purchased under a fuel supply agreement between the Company and Avfuel.

As described throughout this Quarterly Report on Form 10-Q, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased as a result of the COVID-19 pandemic. On July 20, 2020, New York City began Phase 4 of the city’s reopening. Sightseeing tours resumed under this phase. Sightseeing tour operators have experienced low demand and minimal activity since July 20, 2020, but our two remaining sightseeing tour operators have seen a slight uptick in demand for sightseeing tours in the second quarter of 2021 through the date of this report. To mitigate this loss of revenue, we may need additional financing to continue operations through the issuance of equity or debt and any such financing will be dependent on general market conditions, which itself is subject to the effects of the COVID-19 pandemic. Although we have access to the Key Bank Revolver Note described above, we can make no assurance that that the Key Bank Revolver Note will be sufficient to fund our operations. Additionally, certain restrictions in the Key Bank Revolver Note may prohibit us from obtaining more attractive financing.

During the six months ended June 30, 2021, we had a net decrease in cash of $110,207. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2021, net cash provided by operating activities was $212,275. This amount included an increase in operating cash related to net income of $311,498 and additions for the following items: (i) depreciation and amortization, $53,140; (ii) stock based compensation, $17,196; (iii) deposits, $2,512; and (iv) accounts payable, $43,016. These increases in operating activities were offset by a decrease in the following items: (i) accounts receivable, trade, $14,041; (ii) inventories, $19,615, (iii) prepaid expenses and other current assets, $174,929; and (iv) accrued expenses, $6,502.

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

Cash from Investing Activities

For the six months ended June 30, 2021, net cash of $78,044 was used in investing activities for the purchase of property and equipment. For the six months ended June 30, 2020, net cash of $4,912 was used in investing activities for the purchase of property and equipment.

Cash from Financing Activities

For the six months ended June 30, 2021, net cash of $244,438 was used in financing activities for the following items: (i) extinguishment of debt, $304,833; (ii) payment of right of use leases, $13,762; and (iii) repayment of notes payable, $1,843. These decreases in financing activities were offset by issuance of notes payable of $76,000. For the six months ended June 30, 2020, net cash of $279,033 was used in financing activities for the payment of accrued dividends of $255,937 and repayment of right of use leases payable of $23,096.

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be placed on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2020 and in other filings we make with the SEC. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

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

PART II – OTHER INFORMATION

Item 6 - Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer. *

32.1	Section 1350 Certification. *

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101) *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

By:

Date: August 13, 2021		/s/ Samuel Goldstein
Samuel Goldstein
Acting Principal Executive Officer

Date: August 13, 2021		/s/ Mark Raab
Mark Raab
Acting Principal Financial Officer and Acting Principal Accounting Officer