Form 10-Q
period 2021-09-30
Saker Aviation Services, Inc.
filed 2021-11-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

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

Yes ☐          No ☒

As of November 15, 2021, the registrant had 1,028,863 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2021

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,010,293	$1,899,082
Accounts receivable	256,422	262,101
Inventories	232,984	163,619
Income tax receivable	955,500	955,500
Employee Retention Tax Credit receivable	247,386	-
Prepaid expenses	189,394	257,629
Total current assets	3,891,979	3,537,931

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,799,068 and $3,745,861, respectively	283,694	258,856

OTHER ASSETS
Deposits	-	2,512
Right of use assets	416,673	445,711
Goodwill	750,000	750,000
Total other assets	1,166,673	1,198,223
TOTAL ASSETS	$5,342,346	$4,995,010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$152,808	$62,021
Customer deposits	80,878	80,878
Accrued expenses	196,620	219,307
Note Payable	3,416	304,833
Right of use leases payable – current portion	45,088	43,306
Total current liabilities	478,810	710,345

LONG-TERM LIABILITIES
Note payable – less current portion	67,064	-
Right of use leases payable - less current portion	354,370	376,933
Total liabilities	900,244	1,087,278

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 1,028,863 shares issued and outstanding at each of September 30, 2021 and December 31, 2020	30,866	30,866
Additional paid-in capital	19,935,024	19,909,230
Accumulated deficit	(15,523,788)	(16,032,364)
TOTAL STOCKHOLDERS’ EQUITY	4,442,102	3,907,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,342,346	$4,995,010

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUE	$1,451,817	$720,787	$3,439,977	$2,833,174
COST OF REVENUE	781,377	421,662	1,842,187	2,046,927
GROSS PROFIT (LOSS)	670,440	299,125	1,597,790	786,247

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	462,903	807,505	1,367,205	1,876,207

OPERATING INCOME (LOSS)	207,537	(508,380)	230,585	(1,089,960)

OTHER (INCOME) EXPENSE
IMPAIRMENT CHARGE	-	-	-	270,000
GAIN ON EXTINGUISHMENT OF DEBT	-	-	(304,833)	-
INTEREST INCOME	-	(3,683)	-	(16,476)
INTEREST EXPENSE	6,521	5,939	18,478	18,227
TOTAL OTHER (INCOME) EXPENSE, net	6,521	2,256	(286,355)	271.751

INCOME (LOSS) BEFORE INCOME TAX	201,015	(510,636)	516,940	(1,361,711)

INCOME TAX (EXPENSE) BENEFIT	(3,938)	517,000	(8,364)	517,000

NET INCOME (LOSS)	$197,078	$6,364	$508,576	$(844,711)
Basic Net Income (Loss) Per Common Share	$0.19	$0.01	$0.49	$(0.83)

Diluted Net Income Per Common Share	$0.19	$0.01	$0.49	$-

Weighted Average Number of Common Shares – Basic	1,028,863	1,024,467	1,028,863	1,023,579
Weighted Average Number of Common Shares - Diluted	1,031,627	1,034,643	1,032,648	1,033,755

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

STATEMENT OF CONDENSED STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE – January 1, 2020	1,020,135	$30,604	$19,818,637	$(14,272,897)	$5,576,344

Issuance of additional Common Stock	3,609	108	(108)		0

Amortization of stock based compensation			18,651		18,651

Net loss				(96,140)	(96,140)

BALANCE – March 31, 2020	1,023,744	$30,712	$19,837,180	$(14,369,037)	$5,498,855

Amortization of stock based compensation			18,669		18,669

Net loss				(754,935)	(754,935)

BALANCE – June 30, 2020	1,023,744	$30,712	$19,855,849	$(15,123,972)	$4,762,589

Issuance of additional Common Stock	5,119	154	(154)		0

Payment of dividends				(10,539)	(10,539)

Amortization of stock-based compensation			18,669		18,669

Net income\				6,364	6,364

BALANCE – September 30, 2020	1,028,863	$30,866	$19,874,364	$(15,128,147)	$4,777,083

BALANCE – January 1, 2021	1,028,863	$30,866	$19,909,230	$(16,032,364)	$3,907,732

Amortization of stock based compensation			8,598		8,598

Net loss				(265,666)	(265,666)

BALANCE – March 31, 2021	1,028,863	$30,866	19,917,828	(16,298,030)	$3,650,664
Amortization of stock based compensation			8,598		8,598

Net Income				577,164	577,164

BALANCE – June 30, 2021	1,028,863	$30,866	$19,926,426	$(15,720,866)	$4,236,426

Amortization of stock based compensation			8,598		8,598

Net income				197,078	197,078

BALANCE – September 30, 2021	1,028,863	$30,866	$19,935,024	$(15,523,788)	$4,442,102

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$508,576	$(844,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,244	98,538
Stock based compensation	25,794	55,989
Impairment charge	-	270,000
Changes in operating assets and liabilities:
Accounts receivable, trade	5,679	176,436
Inventories	(69,365)	895
Prepaid expenses and other current assets	(179,151)	(396,351)
Deposits	2,512	592
Accounts payable	90,787	(296,691)
Accrued expenses	(22,687)	(176,303)
TOTAL ADJUSTMENTS	(64,187)	(266,895)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	444,389	(1,111,606)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(78,044)	(4,912)
NET CASH USED IN INVESTING ACTIVITIES	(78,044)	(4,912)

CASH FLOWS USED IN FINANCING ACTIVITIES
Dividends paid	-	(383,909)
Extinguishment of debt	(304,833)	-
Issuance of notes payable	76,000	304,833
Repayment of right of use leases payable	(20,781)	(33,424)
Repayment of notes payable	(5,520)	-
NET CASH USED IN FINANCING ACTIVITIES	(255,134)	(112,500)

NET CHANGE IN CASH	111,211	(1,229,018)

CASH – Beginning	1,899,082	3,597,491
CASH – Ending	$2,010,293	$2,368,473

NON-CASH OPERATING AND INVESTING ACTIVITIES:
Cash paid during the periods for:
Interest	$18,478	$18,227
Income taxes	$8,364	$28,079

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

The condensed consolidated balance sheet as of September 30, 2021 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of September 30, 2021 and its results of operations and cash flows for the nine months ended September 30, 2021 not misleading. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any full year or any other interim period.

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

In addition, the employee retention credit (“ERC”) is a refundable tax credit against certain employment taxes. The ERC was established under the CARES Act and amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 (the “Relief Act”) and the American Rescue Plan Act of 2021 (“ARPA”). Under the CARES Act, a company needed more than 50% decline in gross receipts in 2020, compared to the same quarter in 2019, in order to use the gross receipts test to be eligible for the credit. The Company determined it qualified for the ERC for 2020.

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

The Company evaluated its eligibility for the ERC for the first three quarters of 2021. Under the aggregation rules of the Relief Act, the Company reviewed consolidated revenue when measuring the decline in gross receipts. The ARPA extended the ERC to the third and fourth quarters of 2021. The Company determined it qualified for the ERC for the first three quarters of 2021 and expects to be eligible for the fourth quarter. As of September 30, 2021 the Company recognized approximately $418,000 as a reduction of payroll tax expenses, in accordance with IAS 20, Accounting for Government Grants and Disclosure of Government Assistance.

NOTE 2 – Liquidity and Material Agreements

As of September 30, 2021, we had cash of $2,010,293 and a working capital surplus of $3,413,169. We generated revenue of $3,439,977 and had net income of $508,576 for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, cash flows included net cash provided by operating activities of $444,389, net cash used in investing activities of $78,044, and net cash used in financing activities of $255,134. .

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

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company could have continued to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2021 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement required the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25% and was secured by substantially all of the Company’s assets. The entire principal balance, plus all accrued interest, was due in full on the Maturity Date. The Bank notified the Company of its decision to discontinue the Key Bank Acquisition Note, effective June 30, 2021. There are no amounts due under the Changes of Terms Agreement.

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. As of September 30, 2021, there were no amounts due under the Key Bank Revolver Note.

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

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $0 and $144,000 during the nine months ended September 30, 2021 and 2020, respectively, which is recorded in administrative expenses. The Company and Empire Aviation had historically contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company has suspended its contributions to HTJC in light of the pandemic. The Company’s former officer and director was also an active participant with HTJC, which is managed by the former officer and director’s grandson. One of our Directors and our current acting principal executive officer, Sam Goldstein, serves as deputy director of HTJC.

During the program year that began on May 1, 2020, the City agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City waived the deferred fees through December 31, 2020. In May 2021, the City waived the deferred fees through April 30, 2021 which coincided with the expiration of the Concession Agreement as amended by the Air Tour Agreement. The City is currently working toward obtaining approval of an amendment to the Air Tour Agreement relative to fees to be paid by the Company to the City during the one year extension period, among other things. Concession fees in this Form 10-Q have been accounted for based on the months abated and the Company’s commitment to pay the City 18% of monthly Gross Receipts in excess of $100,000 during the amendment approval process. During the nine months ended September 30, 2021 and 2020, we incurred approximately $103,810 and $254,000 in concession fees, respectively, which are recorded in the cost of revenue.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months with a monthly payment of $2,568 and an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on July 6, 2015, the Company entered into a stock purchase agreement, dated June 30, 2015, by and between the Company and Warren A. Peck, pursuant to which Mr. Peck purchased all of the capital stock of the Company’s wholly-owned subsidiary, Phoenix Rising Aviation, Inc. The details of the agreement are described in such Current Report as well as in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on April 11, 2016. The Company received $100,000 due under this agreement in September 2017 and an additional payment of $100,000 in September 2018. In 2019, the Company accepted the title to a Falcon 10 aircraft owned by Mr. Peck as satisfaction in full of the remainder of the $270,000 stock purchase price. The Company intended to sell the aircraft and classified it as “Held For Sale” on the Company’s consolidated balance sheet at December 31, 2019. The Company has been unable to find a buyer due to a depressed market as well as a drop in demand for this type of aircraft. Without a market in which to sell the aircraft, the Company recorded an impairment charge in the quarter ended June 30, 2020 for the full carrying amount of the aircraft. The Company does not believe the aircraft has any value and, in December 2020, filed an application with the FAA Aircraft Registry to cancel the aircraft’s registry.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per share was $0.49 and ($0.83) for the nine months ended September 30, 2021 and 2020, respectively. Basic net income and net loss per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding, basic	1,028,863	1,024,467	1,028,863	1,023,579

Common shares upon exercise of options and warrants	2,764	10,176	3,785	10,176

Weighted average common shares outstanding, diluted	1,031,627	1,034,643	1,032,648	1,033,755

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation expenses over the requisite service period of the award, which is generally the option vesting term. For the nine months ended September 30, 2021 and 2020, the Company incurred stock-based compensation of $25,794 and $55,989, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2021, the unamortized fair value of the options totaled $8,600 and the weighted average remaining amortization period of the options approximated five years.

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

Inventories consist of the following:

	September 30, 2021	December 31, 2020
Parts inventory	$100,612	$92,481
Fuel inventory	117,182	59,336
Other inventory	15,190	11,802
Total inventory	$232,984	$163,619

Included in fuel inventory are amounts held for third parties of $26,438 and $30,904 as of September 30, 2021 and December 31, 2020, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

From time to time, the law firm of Wachtel Missry, LLP provides certain legal services to the Company and its subsidiaries. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of such firm. For the periods ending September 30, 2021 and 2020, no services were provided to the Company by Wachtel & Missry, LLP.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations for the Three and Nine Months Ended September 30, 2021 and September 30, 2020.

REVENUE

Total revenue from operations increased by 101.4 percent to $1,451,817 for the three months ended September 30, 2021 as compared with corresponding prior-year period revenue of $720,287.

For the three months ended September 30, 2021, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items increased by 63.0 percent to approximately $762,000 as compared to approximately $467,000 in the three months ended September 30, 2020. This increase was attributable to the higher volume of gallons of aviation gasoline sold at both our New York and Kansas locations compared to the third quarter of 2020.

For the three months ended September 30, 2021, revenue from operations associated with services and supply items increased by 149.1 percent to approximately $605,000 as compared to approximately $243,000 in the three months ended September 30, 2020. This increase was attributable to increased demand for services at our New York and Kansas locations compared to the third quarter of 2020.

For the three months ended September 30, 2021 all other revenue from operations increased by 688.4 percent to approximately $85,000 as compared to approximately $11,000 in the three months ended September 30, 2020. This increase was attributable to an increase in non-aeronautical revenue generated at our New York location compared to the same period last year.

Total revenue increased by 21.4 percent to $3,439,977 for the nine months ended September 30, 2021 as compared with corresponding prior- period revenue of $2,833,174.

For the nine months ended September 30, 2021, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items increased by 24.3 percent to approximately $1,935,000 as compared to approximately $1,557,000 in the nine months ended September 30, 2020. This increase was attributable to the higher volume of gallons of aviation gasoline sold at both our New York and Kansas locations compared to the same period in 2020.

For the nine months ended September 30, 2021, revenue from operations associated with services and supply items decreased by 0.3 percent to approximately $1,239,000 as compared to approximately $1,243,000 in the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, all other revenue from operations increased by 689.3 percent to approximately $266,000 as compared to approximately $34,000 in the nine months ended September 30, 2020. This increase was attributable to an increase in non-aeronautical revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

Total gross profit (loss) from operations increased by 124.1 percent in the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The Company experienced a profit from operations of $670,440 as compared to net income of $299,125 in the three months ended September 30, 2020. Gross profit for the three months ended September 30, 2021 was positively impacted by Employee Retention Tax Credits (“ERTC”) due the Company under the CARES Act. These credits were recorded in the second and third quarters of 2021 and offset operating payroll costs in the third quarter by approximately $69,000. Gross margin increased to 46.2 percent in the three months ended September 30, 2021 as compared to 41.5 percent in the same period in the prior year. Gross margin was also positively impacted by the ERTC amounts due the Company under the CARES Act recorded in the second and third quarters of 2021. Gross profit in the three months ended September 30, 2020 was positively impacted by a credit in the amount of approximately $475,000 in connection with the abatement of fees at our New York facility that were formerly deferred.

Total gross profit from operations increased by 103.2 percent to $1,597,790 in the nine months ended September 30, 2021 as compared to $786,247 in the nine months ended September 30, 2020. Gross margin increased to 46.4 percent in the nine months ended September 30, 2021 as compared to 27.8 percent in the same period in the prior year. The increases in gross profit and gross margin in a year over year basis were driven by the items discussed above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were approximately $358,000 in the three months ended September 30, 2021, representing a decrease of approximately $336,000 or 48.4 percent, as compared to the same period in 2020. The decrease in SG&A for the three months ended September 30, 2021 was primarily attributable to a reduction in expenses in 2020 due to the COVID-19 pandemic as compared to the same period in 2021. SG&A from operations for the nine months ended September 30, 2021 were approximately $1,019,000, representing a decrease of approximately $418,000 or 29.1 percent, as compared to the same period in 2020. The decrease in SG&A operating expenses for the nine months ended September 30, 2021, were largely attributable to ERTC due the Company under the CARES Act. These credits of approximately $154,000 offset SG&A payroll expenses in 2021.

Corporate SG&A from operations was approximately $105,000 for the three months ended September 30, 2021, representing a decrease of approximately $8,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $348,000 for the nine months ended September 30, 2021, representing a decrease of approximately $91,000 as compared with the corresponding prior year period. The decrease in both the three and nine month periods on a year-over-year basis were largely attributable to a non-recurring write-off of miscellaneous receivables in the second quarter of 2020.

OPERATING INCOME (LOSS)

Operating income from operations for the three and nine months ended September 30, 2021 was $207,537 and $230,585, respectively, compared to operating loss of ($508,380) and ($1,089,960) in the three and nine months ended September 30, 2021, respectively. The increase in operating income on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization was approximately $82,000 and $99,000 for the nine months ended September 30, 2021 and 2020, respectively.

Interest Expense

Interest expense was approximately $18,000 for both the nine month periods ended September 30, 2021 and 2020.

Income Tax (Benefit) Expense

Income tax expense for the nine months ended September 30, 2021 was $8,364 as compared to ($517,000) in income tax benefit during the same period in 2020. The income tax benefit is attributable to a net loss in the nine months ended September 30, 2020.

Net Income (Loss) Per Share

Net income was $508,576 and $(844,711) for the nine months ended September 30, 2021 and 2020, respectively.

Basic net income (loss) per share for the nine months ended September 30, 2021 and 2020 was $0.49 and $(0.83), respectively. Diluted net income per share for the nine months ended September 30, 2021 was $0.49. For the nine months ended September 30, 2020, underlying stock options were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2021, we had cash of $2,010,293 and a working capital surplus of $3,413,169. We generated revenue of $3,439,977 and had net income of $508,576 for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, cash flows included net cash provided by operating activities of $444,389, net cash used in investing activities of $78,044, and net cash used in financing activities of $255,134.

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

On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. Under the Change of Terms Agreement, the Company could have continued to, at the discretion of the Bank, borrow up to an aggregate amount of $2,500,000 through September 1, 2021 (the “Maturity Date”), to be used for the Company’s acquisition of one or more business entities. The Change of Terms Agreement required the Company to make consecutive monthly payments of interest on any outstanding principal calculated at a rate per annum equal to 4.25% and was secured by substantially all of the Company’s assets. The entire principal balance, plus all accrued interest, was due in full on the Maturity Date. The Bank notified the Company of its decision to discontinue the Key Bank Acquisition Note, effective June 30, 2021. There are no amounts due under the Changes of Terms Agreement.

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. As of September 30, 2021, there were no amounts due under the Key Bank Revolver Note.

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

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by the children of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $0 and $144,000 during the nine months ended September 30, 2021 and 2020, respectively, which is recorded in administrative expenses. The Company and Empire Aviation had historically contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company has suspended its contributions to HTJC in light of the pandemic. The Company’s former officer and director was also an active participant with HTJC, which is managed by the former officer and director’s grandson. One of our Directors and our current acting principal executive officer, Sam Goldstein, serves as deputy director of HTJC.

During the program year that began on May 1, 2020, the City agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City waived the deferred fees through December 31, 2020. In May 2021, the City waived the deferred fees through April 30, 2021 which coincided with the expiration of the Concession Agreement as amended by the Air Tour Agreement. The City is currently working toward obtaining approval of an amendment to the Air Tour Agreement relative to fees to be paid by the Company to the City during the one year extension period, among other things. Concession fees in this Form 10-Q have been accounted for based on the months abated and the Company’s commitment to pay the City 18% of monthly Gross Receipts in excess of $100,000 during the amendment approval process. During the nine months ended September 30, 2021 and 2020, we incurred approximately $103,810 and $254,000 in concession fees, respectively, which are recorded in the cost of revenue.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months with a monthly payment of $2,568 and an interest rate of LIBOR plus 416 basis points. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

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

During the nine months ended September 30, 2021, we had a net increase in cash of $111,211. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the nine months ended September 30, 2021, net cash provided by operating activities was $444,389. This amount included an increase in operating cash related to net income of $508,576 and additions for the following items: (i) depreciation and amortization, $82,244; (ii) stock based compensation, $25,794; (iii) accounts receivable, trade, $5,679; (iv) deposits, $2,512; and (v) accounts payable, $90,787. These increases in operating activities were offset by a decrease in the following items: (i) inventories, $69,365, (ii) prepaid expenses and other current assets, $179,151; and (iii) accrued expenses, $22,687.

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

Cash from Investing Activities

For the nine months ended September 30, 2021, net cash of $78,044 was used in investing activities for the purchase of property and equipment. For the nine months ended September 30, 2020, net cash of $4,912 was used in investing activities for the purchase of property and equipment.

Cash from Financing Activities

For the nine months ended September 30, 2021, net cash of $255,134 was used in financing activities for the following items: (i) extinguishment of debt, $304,833; (ii) payment of right of use leases, $20,781; and (iii) repayment of notes payable, $5,520. These decreases in financing activities were offset by issuance of notes payable of $76,000. For the nine months ended September 30, 2020, net cash of $112,500 was used in financing activities for the payment of accrued dividends of $383,909 and repayment of right of use leases payable of $33,424, offset by the issuance of a notes payable of $304,833.

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

PART II – OTHER INFORMATION

Item 6 - Exhibits

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer. *

31.2	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer. *

32.1	Section 1350 Certification. *

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

By:

Date:	November 15, 2021	/s/ Samuel Goldstein
Samuel Goldstein
Acting Principal Executive Officer

Date:	November 15, 2021	/s/ Mark Raab
Mark Raab
Acting Principal Financial Officer and Acting Principal Accounting Officer