Form 10-K
period 2021-12-31
Saker Aviation Services, Inc.
filed 2022-04-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Sectc.ion 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of such business day was $2,747,064. .

As of March 31, 2022, the Registrant had 974,330 shares of its Common Stock, par value $0.03 per share, issued and outstanding.

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

We believe the general aviation market has been historically cyclical, with revenue correlated to general U.S. economic conditions. Although not truly seasonal in nature, the spring and summer months tend to generate higher levels of revenue and our operations generally follow that trend. The COVID-19 pandemic has contributed to a decline in travel and tourism related businesses and general economic conditions in the United States and significantly disrupted our business and operations in the year ended December 31, 2021, as well as disrupted business operations in the United States and globally. To the extent local, regional and the federal government impose restrictions on air travel and/or air tourism or consumers cease traveling, our results of operations will continue to be negatively impacted. We cannot predict with certainty the full impact that the COVID-19 pandemic will have on our business operations, financial condition and results of operations, which will largely depend on the length and severity of the ongoing pandemic and any recovery will depend on consumer willingness to travel by air. Please see Item 1A. “Risk Factors” below.

Concession Agreement for New York Heliport

We are a party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments.

We and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, we have not been allowed to permit our tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays since April 1, 2016. We are also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments we are required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017. Additionally, since June 1, 2016, we have been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021 and gave the City of New York two one-year options to extend the term of the Concession Agreement. The term of the Concession Agreement was subsequently extended by the City of New York through April 30, 2023 by the city’s exercise of both its two one-year option renewals.

Lease for Garden City (Kansas) Regional Airport

We lease facilities from Garden City, Kansas, which allows us to operate the Garden City Regional Airport and provide for: (a) a 21-year lease term expiring December 31, 2030, with one five-year renewal period, and (b) a base rent of $2,187 per month. In addition, we incur a fuel flowage fee of $0.06 per gallon of fuel received. The fuel flowage fee is to be reviewed annually by the Garden City Regional Airport, the City of Garden, and us. Flowage fees on fuel gallons purchased aggregated approximately $43,000 and $36,000 for the years ended December 31, 2021 and 2020, respectively.

We lease additional facilities from Garden City, Kansas, which provides for a 14 year lease term expiring December 31, 2030 with a base rent of $565 a month.

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

Marketing and Sales

The main goal of our marketing and sales efforts is to increase traffic at our facilities, which we believe would then drive revenue through the incremental sale of our products and services. Our primary marketing tactic in this regard is to focus advertising efforts in the environments (web, periodical and industry publications) where the pilot and aviation-user community might be introduced to our brand name and locations. We intend to continue to invest in improvements to our sales and marketing strategies to drive revenue growth.

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

Government Regulation

We are subject to a variety of governmental laws and regulations that apply to companies in the aviation industry. These include, among other matters, compliance with the Federal Aviation Administration (“FAA”) rules and regulations, and local, regional and national rules and regulations as they relate to environmental matters. The FAA, from time to time, issues directives and other regulations relating to the management, maintenance and operation of facilities, including the potential of emergency regulations related to the COVID-19 pandemic. Additionally, we may be subject to government procurement regulations as they relate to obtaining new agreements or renewing or extending existing agreements with governmental entities. Compliance with those requirements may cause us to incur significant expenditures. The proposal and enactment of additional laws and regulations, as well as any charges that we have not complied with any such laws and regulations, could significantly increase the cost of our operations and reduce overall revenue. We believe we are in compliance with, and intend to continue to comply with, all applicable government regulations but cannot provide assurance that compliance with existing laws and regulations or that laws or regulations enacted in the future will not adversely affect our business and results of operations. The adoption of new regulations could result in increased costs and have an adverse impact on our results of operations, including, for example, regulations that restricted air travel such as reduced seating capacity or possible temporary orders to cease operations as a result of the COVID-19 pandemic.

Customers

In 2019, the Company’s accounts receivable was comprised of four customers at our New York Heliport. Due to the COVID-19 pandemic, two of these customers were unable to sustain their business and ceased operating in 2020. Their receivable balances at December 31, 2020, totaling approximately $208,000, have been deemed uncollectable by the Company. The loss of these two customers has adversely affected our business and results of operations. The Company’s other two customers continue to operate, but at substantially reduced levels of operation. For the fiscal year ended December 31, 2021, these remaining two customers represented approximately $180,000, or 58.9% of the balance of accounts receivable and 27.6% of the Company’s 2021 revenue. The Company has a security deposit in place in connection with both of these receivables. In March 2022, one of the Company’s former customers resumed operations. The Company has a security deposit in place with this customer.

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

Employees

As of December 31, 2021, we employed 25 persons, 21 of which were employed on a full-time basis and 1 of which was an executive officer. All of our personnel are employed in connection with our operations in New York and Kansas.

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

We may seek to expand our business through strategic acquisitions of companies providing similar or ancillary services to the services we provide to complement and/or augment our current aviation services operations. Certain potential aviation service firms which we may seek to acquire in the future may accept shares of our common stock or other securities as payment by us for the acquisition. However, we believe that most will likely prefer cash payments, whether paid at the closing or in post-closing installment payments. There can be no assurance that our operations will generate sufficient cash flow to meet these acquisition obligations. Accordingly, we anticipate the need to seek additional equity or debt financing to meet any cash requirements for acquisitions. Any such financing will be dependent on general market conditions and the stock market’s evaluation of our performance and potential. Accordingly, we can give no assurance that we will obtain such equity or debt financing and, even if we do, that the terms would be satisfactory to us.

The rapid spread of the COVID-19 virus, the continuing spread of its variants, the persistence of the resulting pandemic and measures implemented to combat it have had, and will continue to have, a material adverse effect on our business. It is possible that there will be future negative effects that we cannot presently predict, including near-term effects.

The rapid spread of the COVID-19 virus in 2020 and variants of the virus in 2021, the persistence of the resulting pandemic, the measures governments and private parties have implemented in order to stem the spread of this pandemic, and the general concern about the virus among travelers have had, and are continuing to have, a material adverse effect on the demand for air travel compared to historical levels, and consequently upon our business. Among other effects of the COVID-19 pandemic affecting air travel and our business:

●

In the United States the federal government discouraged travel and encouraged social distancing efforts and limits on gathering size for an extended period. In addition, state and local governments issued travel restrictions, quarantines and health-related curfews or “shelter in place” orders which dissuaded or restricted air travel.

●	Employers in both the public and private sectors have issued instructions to employees to work from home and/or have otherwise dissuaded or restricted air travel.
●	Business conventions and conferences, concerts and similar entertainment have been and occasionally continue to be cancelled. Many popular tourist destinations were closed, or operations curtailed.
●	Travelers have been discouraged from air travel to destinations where COVID-19 is particularly virulent.
●

Travelers may be dissuaded from flying due to possible enhanced COVID-19-related screening measures, which have been implemented to varying degrees and in different ways across multiple markets we serve, or due to the concern that additional travel restrictions implemented between their departure and return may affect their ability to return to their homes.

These effects related to the COVID-19 pandemic have negatively impacted air travel in general, which in turn has materially adversely affected our revenues, results of operations and financial condition. Although vaccines have generally proved to be effective and certain of the restrictions above have been eased in some places, the ongoing pandemic, including large outbreaks, resurgences of COVID-19 in various regions and appearances of new variants of the virus, has resulted, and may continue to result, in their reinstitution. The effectiveness of vaccines against future variants that may develop is also unknown. Moreover, additional currently unknown restrictions or other events dissuading air travel may occur in the future as a result of an increase in COVID-19 case levels or other factors related to the pandemic (including possibly in the near term), lengthening the negative effects of the pandemic on our business.

Our operations have been, and could in the future be, negatively affected further if our employees are quarantined or sickened as a result of exposure to COVID-19, or if they are subject to additional governmental COVID-19 curfews or “shelter in place” health orders or similar restrictions.

As a result of the COVID-19 pandemic, on March 17, 2020 all sightseeing tour operations the Downtown Manhattan Heliport ceased. On July 20, 2020, New York City started Phase 4 of the city’s reopening. Sightseeing tour operators at the heliport restarted operations under this phase. For the period July 20, 2020 through the date of this report, sightseeing tour operators have experienced lower demand and reduced activity compared to pre-pandemic activity. To date, the COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO. Although the Downtown Manhattan Heliport has been able to reopen and our Kansas FBO and MRO is operating, there can be no assurance that these facilities will be able to remain open for the foreseeable future, depending on future developments related to the COVID-19 pandemic.

The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the COVID-19 pandemic and related travel advisories and restrictions and the impact of the COVID-19 pandemic on overall demand for air travel, which we expect to remain low for the duration of the pandemic.

We are unable to predict how long conditions related to the pandemic will persist. The overall situation remains fluid, and it is impossible to predict the timing of future material developments and whether they will occur in the near, medium or long term. At this time, we are also not able to predict the extent to which the COVID-19 pandemic may result in permanent changes to our customers’ behavior, with such changes including but not limited to a permanent reduction in business travel as a result of increased usage of virtual meetings, and videoconferencing and teleconferencing products and more broadly, a general reluctance to travel, each of which could have a material impact on our business.

We expect our business, results of operations and financial condition to continue to be adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. The COVID-19 pandemic has significantly and adversely affected our business, operations and financial results, and we expect these adverse effects to continue for the duration of the pandemic, and the full extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. We expect our results for the fiscal year ending December 31, 2022 to be adversely affected. Factors that will determine the full extent to which the COVID-19 pandemic continues to impact our business include, but are not limited to:

●	the duration and scope of the pandemic;
●	the length of time our customer’s sightseeing tour operations at the Downtown Manhattan Heliport experience diminished demand;
●	federal, state, and local governmental actions taken in response to the pandemic and the impact of those actions on global economic activity;
●

the social distancing initiatives undertaken by businesses and individuals and the possibility of business and travel restrictions implemented by governments in response to any resurgence of the pandemic;

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

Our operations could be significantly affected by the availability and price of jet fuel. The price and supply of jet fuel is unpredictable and fluctuates based on events we cannot control, such as geopolitical developments, including but not limited to heightened uncertainties and impacts resulting from Russian military actions in Ukraine and associated response, supply and demand for crude oil, actions by oil and jet fuel producers, actions by jet fuel refiners, conflict, unrest or economic instability in oil producing countries and regions, regional production patterns and weather conditions. A significant increase in the price of jet fuel would most likely have a material impact on our ability to achieve and maintain profitability unless we are able to pass on such costs to our customers. Due to the competitive nature of the industry, our ability to pass on increased fuel prices by increasing our rates is uncertain. Likewise, any potential benefit of lower fuel prices may be offset by increased competition and lower revenue, in general. If there are new outbreaks of hostility or other conflicts in oil producing areas or elsewhere, there could be a reduction in the availability of jet fuel or significant increases in costs to our business, as well as to the entire aviation industry, which in turn would adversely affect our business and results of operations. While we do not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the impacts resulting from Russian military actions in Ukraine and possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. As a result, any increases in these prices or decrease in the availability of fuel may adversely affect our profitability and competitiveness.

We are susceptible to counter party risk in our agreements with our customers and have been adversely affected by the loss of certain key customers and the inability of such key customers to pay amounts due to us.

Due to the COVID-19 pandemic, two of the Company’s four key customers at our Ney York Heliport were unable to sustain their business and ceased operating in 2020. Their receivable balances at December 31, 2020, totaling approximately $208,000, have been deemed uncollectable by the Company. The loss of these two key customers has adversely affected our business and results of operation. In 2021, our remaining two key customers continued to operate but at substantially reduced levels of operation. For the fiscal year ended December 31, 2021, these two key customers represented approximately $180,000, or 58.9% of the balance of accounts receivable. The Company has a security deposit in place in connection with both of these receivables. If our remaining key customers continue to experience reduced operations, they may also cease operating which would materially and adversely impact our business and results of operations.

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

Our future success is heavily dependent on the performance of our managers. Our growth and future success depends, in large part, on the continued contributions of management and our ability to retain management. Our success depends to a significant extent upon the continued service of Ron Ricciardi, our President and Chief Executive Officer. Beginning on December 24, 2020 and continuing through the date of this report, Mr. Ricciardi remains on a temporary leave of absence to address health issues unrelated to the COVID-19 pandemic. As previously disclosed, effective March 26, 2021, Samuel Goldstein, one of our directors, has been appointed to serve as our acting principal executive officer. There can be no assurances that Mr. Ricciardi will be able to continue to serve as our Chief Executive Officer. Our results of operations and financial condition may be impacted by Mr. Ricciardi’s leave of absence or the loss of Mr. Goldstein.

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

As of December 31, 2021, our executive officers, directors and their family members and associates, collectively, are entitled to vote 349,004 shares, or 35.8% of the 975,074 shares of our outstanding shares of common stock. Accordingly, and because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our Board of Directors, which is currently comprised of four independent directors and one executive officer/director.

General risk factors:

Potential additional financings, the granting of additional stock options and any anti-dilution provisions in potential future derivative securities could further dilute our existing stockholders.

As of December 31, 2021, there were 975,074 shares of our common stock outstanding. If all of our outstanding options were exercised, there would be 1,035,068 shares outstanding, an increase of approximately 6.1%. Any further issuances due to additional equity financings, or the granting of additional options could further dilute our existing stockholders, which could cause the value of our common stock to decline.

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

As of March 31, 2022, we lease office and hangar space at the following locations:

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

From time-to-time, we may be a party to, or otherwise involved in, legal proceedings arising in the ordinary course of business. As of the date of this Report, we are not aware of any proceedings, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

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

The following table sets forth the high and low closing sale prices for common stock as reported on the OTCQB each full quarterly period within for the two most recent fiscal years.

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2020	$6.15	$2.85

June 30, 2020	$3.65	$3.05

September 30, 2020	$3.80	$2.00

December 31, 2020	$2.88	$1.60

March 31, 2021	$4.00	$2.16

June 30, 2021	$2.95	$2.30

September 30, 2021	$3.20	$2.19

December 31, 2021	$3.85	$2.35

Stock Repurchases

On November 17, 2021, the Company agreed to purchase all of the shares of the Company’s common stock owned by Mr. Ricciardi. The purchase price for the 53,789 shares was $204,399, or $3.80 a share, the previous day closing price of the Company’s stock. All of Mr. Ricciardi’s shares were canceled by the Company.

Holders

As of March 31, 2022, there were approximately 237 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

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

Throughout 2020 and 2021, the COVID-19 pandemic impacted the global and United States economies. Federal, state, and local governments implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which negatively impacted our operations and those of our customers. As a result of the COVID-19 pandemic, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased due to a drop in demand. On July 20, 2020, New York City started Phase 4 of the city’s reopening. Sightseeing tour operators at the heliport restarted operations under this phase. For the period July 20, 2020 through the date of this report, sightseeing tour operators have experienced much lower demand. To date, the COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO.

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

Summary Financial Information

The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:	Year Ended December 31, 2021	Year Ended December 31, 2020
(in thousands, except for share and per share data)
Revenue	$5,383	$3,506
Operating income (loss), before income tax expense	$928	$(2,180)
Income tax expense (benefit)	$202	$(431)
Net Income (Loss)	$726	$(1,749)

Net income (loss) per share – basic and diluted	$0.71	$(1.71)
Weighted average number of shares – basic	1,023,709	1,024,907
Weighted average number of shares – diluted	1,026,729	1,024,907

Balance Sheet Data: (in thousands)	December 31, 2021	December 31, 2020
Working capital surplus	$3,442	$2,828
Total assets	$5,602	$4,995
Total liabilities	$1,138	$1,087
Stockholders’ equity	$4,464	$3,908
Total liabilities and Stockholders’ equity	$5,602	$4,995

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results for the Years Ended December 31, 2021 and December 31, 2020.

REVENUE

Revenue increased by 53.5 percent to $5,382,565 for the twelve months ended December 31, 2021 as compared with corresponding prior-year period revenue of $3,506,268.

For the twelve months ended December 31, 2021, revenue associated with services and supply items increased by 44.9 percent to approximately $2,200,000 as compared to approximately $1,500,000 in the twelve months ended December 31, 2020. This increase was attributable to increased demand for services at our New York location in 2021 compared to the prior year.

For the twelve months ended December 31, 2021, revenue associated with the sale of jet fuel, aviation gasoline and related items increased by 47.6 percent to approximately $2,900,000 as compared to approximately $1,950,000 in the twelve months ended December 31, 2020. This increase was attributable to the higher volume of gallons of aviation gasoline sold at both our New York and Kansas locations in 2021 compared to the prior year.

For the twelve months ended December 31, 2021, all other revenue increased by 473.2 percent to approximately $334,000 as compared to approximately $58,000 in the twelve months ended December 31, 2020. This increase was attributable to an increase in non-aeronautical revenue generated at our New York location compared to last year.

GROSS PROFIT

Total gross profit increased 160.3 percent to $2,553,625 in the twelve months ended December 31, 2021 as compared to $980,928 in the twelve months ended December 31, 2020. Gross margin was 47.4 percent for the twelve months ended December 31, 2021 as compared to 28.0 percent for the same period in 2020. Gross profit for the year ended December 31, 2021 was positively impacted by Employee Retention Tax Credits (“ERTC”) due the Company under the CARES Act. These credits were recorded in the second and third quarters of 2021 and offset operating payroll costs by approximately $69,000. The increase in gross profit is also related to higher levels of activity at both our New York and Kansas locations in 2021 as compared to the prior year. The increase in gross margin is related to higher levels of revenue from services and supplies, which generally carry a higher overall gross margin, in 2021 as compared to the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses (“SG&A”) were $1,909,132 in the twelve months ended December 31, 2021, a decrease of $563,071, or 22.8 percent, as compared to the same period in 2020.

SG&A associated with our FBO operations were approximately $1,438,000 in the twelve months ended December 31, 2021, a decrease of approximately $427,000, or 22.9 percent, as compared to the twelve months ended December 31, 2020. SG&A associated with our FBO operations, as a percentage of revenue, was 26.7 percent for the twelve months ended December 31, 2021, as compared with 53.2 percent in the corresponding prior year period. The reduction in SG&A was primarily attributable to a reduction in expenses in 2020 due to the COVID-19 pandemic as compared to the same period in 2021 as well as ERTC due the Company under the CARES Act. These credits of approximately $154,000 offset SG&A payroll expenses in 2021.

Corporate SG&A was approximately $471,000 for the twelve months ended December 31, 2021, representing a decrease of approximately $136,000 as compared with the corresponding prior year period. The decrease in Corporate SG&A on a year-over-year basis was largely attributable to a non-recurring write-off of miscellaneous receivables in the second quarter of 2020.

OPERATING INCOME (LOSS)

Operating income for the year ended December 31, 2021 was $644,494 as compared to operating loss of $(1,491,276) in the year ended December 31, 2020. The increase in operating income on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization was approximately $129,000 and $119,000 for the twelve months ended December 31, 2021 and 2020, respectively.

Interest Income and Expense

Interest income was $3,780 and $18,109 for the twelve months ended December 31, 2021 and 2020, respectively. Interest expense for the year ended December 31, 2021 was $24,823, as compared to $24,025 in the same period in 2020. The decrease in interest income on a year-over-year basis was due primarily to interest income recorded in 2020 on a receivable that was no longer recorded in 2021

Impairment of Goodwill and Other Intangibles

We had $750,000 of goodwill at December 31, 2021 and 2020.

Income Tax Expense (Benefit)

Income tax expense for the twelve months ended December 31, 2021 was approximately $202,000, as compared to income tax benefit of $(431,000) in the same period in 2020. The income tax expense is attributable to net income in the twelve months ended December 31, 2021 as compared to a net loss in the same period in 2020.

Net Income (Loss) Per Share

Net income for the twelve months ended December 31, 2021 was $726,184 as compared to net loss of $(1,748,928) in the twelve months ended December 31, 2020.

Basic and diluted net income per share for the twelve months ended December 31, 2021 was $0.71 as compared to basic net loss per share of ($1.71) in 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and restricted cash of $2,446,906 and a working capital surplus of $3,442,031. We generated revenue of $5,382,565 and had net income of $726,184 for the year ended December 31, 2021. For the year ended December 31, 2021, cash flows included net cash provided by operating activities of $813,751, net cash used in investing activities of $81,544, and net cash used in financing activities of $184,383.

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

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. As of December 31, 2021, there were no amounts due under the Key Bank Revolver Note.

On August 14, 2020, the Company was granted a loan from the Bank (the “Loan”) in the amount of $304,833, pursuant to the Paycheck Protection Program (PPP) under Division, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a note dated August 14, 2020, was to mature in August 2025 and bore interest at a rate of 1% per annum and was payable in monthly installments commencing on, or before, October 31, 2021 if not forgiven and legally released. At December 31, 2020, in accordance with FASB ASC 470, Debt, and ASC 405-20, Liabilities – Extinguishment of Liabilities, the Company recorded the cash inflow from the Loan as a liability, and cash flows from financing, pending legal release from the obligation by the U.S. Small Business Administration (“S.B.A.”). The Company used the Loan proceeds for eligible expenses during the covered period and the Loan was forgiven and legally released by the S.B.A. in full in the second quarter of 2021. The Company recorded the forgiveness of the Loan as a gain on extinguishment of debt – PPP Loan.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017. Additionally, since June 1, 2016, the Company has been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021 and gave the City of New York two one-year options to extend the term of the Concession Agreement. The term of the Concession Agreement was subsequently extended by the City through April 30, 2023 by the City’s exercise of both their two one-year option renewals.

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by two children and a grandchild of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $0 and $144,000 during the years ended December 31, 2021 and 2020, respectively, which is recorded in selling, general and administrative expenses. Empire Aviation has notified the Company they believe additional fees are due under their management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense (See Note 15. Contingent Liabilities). The Company and Empire Aviation had historically contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company has suspended its contributions to HTJC in light of the pandemic. The Company’s former officer and director was also an active participant with HTJC, which is managed by the former officer and director’s grandson.

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company has worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. Concession fees in this Form 10-K have been accounted for based on the months abated in 2021 and the City of New York’s acceptance of 18% of monthly Gross Receipts in excess of $100,000 for the period May 2021 through December 2021. Due to the continued reduced activity at the Heliport, the Company is actively working with the City of New York to address fees to be paid to the City of New York in 2022 and through the remainder of the Air Tour Agreement. During the years ended December 31, 2021 and 2020, we incurred approximately $192,000 and $103,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

As described throughout this Annual Report on Form 10-K, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased as a result of the COVID-19 pandemic. On July 20, 2020, New York City began Phase 4 of the city’s reopening. Sightseeing tours resumed under this phase. Sightseeing tour operators have experienced low demand and minimal activity since July 20, 2020, but sightseeing tour operators have seen an uptick in demand in the second quarter of 2021 through the date of this report. To mitigate this loss of revenue, we may need additional financing to continue operations through the issuance of equity or debt and any such financing will be dependent on general market conditions, which itself is subject to the effects of the COVID-19 pandemic. Although we have access to the Key Bank Revolver Note described above, we can make no assurance that that the Key Bank Revolver Note will be sufficient to fund our operations. Additionally, certain restrictions in the Key Bank Revolver Note may prohibit us from obtaining more attractive financing.

During the twelve months ended December 31, 2021, we had a net increase in cash of $547,824. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2021, net cash provided by operating activities was $813,751. This amount included an increase in operating cash related to net profit of $726,184 and additions for the following items: (i) depreciation, $128,990; (ii) stock based compensation, $34,392; (iii) extinguishment of debt, $304,833; (iv)income tax receivable, $261,922; (v) customer deposits, $2,512; (vi) accounts payable, $150,200; and (vii) accrued expenses, $185,266. The increase in cash provided by operating activities in 2021 was offset by the following items: (i) accounts receivable, trade, $43,308; (ii) inventories, $79,485; and (iii) prepaid expenses, $248,089. For the year ended December 31, 2020, net cash used in operating activities was $1,590,447. This amount included a decrease in operating cash related to net loss of $1,748,928 and additions for the following items: (i) depreciation, $119,039; (ii) bad debt, $396,000; (iii) impairment charge, $270,000; (iv) impairment of notes receivable, $205,730; (v) stock-based compensation expense, $74,659; (vi) deferred income taxes, $476,000; (vii) accounts receivable, trade, $19,944; and (viii) inventories, $17,585. The decrease in cash used in operating activities in 2020 was offset by the following items: (i) prepaid expenses and income tax receivable, $935,387; (ii) customer deposits, $49,517; (iii) accounts payable, $335,322; and (iv) accrued expenses, $100,250.

Cash from Investing Activities

For the year ended December 31, 2021, net cash used in investing activities was $81,544 for the purchases of property and equipment. For the year ended December 31, 2020, net cash used in investing activities was $4,913 for purchases of property and equipment.

Cash from Financing Activities

For the year ended December 31, 2021, net cash used in financing activities was $184,383. This amount included an addition for the issuance of notes payable of $76,000 offset by the following items: (i) purchase and cancellation of common stock, $204,399; (ii) repayment of notes payable, $8,955; and (iii) repayment of right of use leases, $47,029. For the year ended December 31, 2020, net cash used in financing activities was $103,049. This amount included additions for the issuance of common stock of $16,196 and the issuance of notes payable of $304,833 offset by $383,909 to the payment of accrued dividends and $40,169 to the repayment of right of use leases.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable

In 2020, the Company’s accounts receivable was comprised of four customers at our New York Heliport. Due to the COVID-19 pandemic, two of these customers were unable to sustain their business and ceased operating in 2020. Their receivable balances at December 31, 2020, totaling approximately $208,000, have been deemed uncollectable by the Company and have been written off to bad debt expense in the fourth quarter of 2020. The Company’s remaining two customers at our New York Heliport continue to operate, but at substantially reduced levels of operation. For the fiscal year ended December 31, 2020, these remaining two customers represented approximately $137,000, or 52.4% of the balance of accounts receivable. No customer represented more than 10% of revenue in 2020. The Company has a security deposit in place in connection with both of these receivables. Accounts receivable amounted to $678,045 at December 31, 2019.

In 2021, the Company’s accounts receivable was comprised of its two customers at our New York Heliport. These customers continued to operate throughout 2021, but at substantially reduced levels of operation when compared to pre-pandemic levels. For the fiscal year ended December 31, 2021, these two customers represented approximately $180,000, or 59.8%, of the balance of accounts receivable. In addition, these two customers represented approximately 27.6% of our revenue in 2021. The Company has a security deposit in place in connection with both of these receivables. In March 2022, one of the Company’s former customers resumed operations. The Company has a security deposit in place with this key customer.

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. We assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. We performed an analysis of our goodwill and intangible assets at December 31, 2021 and 2020.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. During 2020 we experienced a decrease in demand and minimal activity in our business. The extent of the impact of COVID-19 on our operational and financial performance cannot be predicted and will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions. Accordingly, we have established a valuation allowance on net deferred assets. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2018.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	21

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2021 and 2020	22

Consolidated Statements of Operations For the Years Ended December 31, 2021 and 2020	23

Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2021 and 2020	24

Consolidated Statements of Cash Flows For the Years Ended December 31, 2021 and 2020	25

Notes to Consolidated Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Contingent liabilities

As described in Note 15 to the consolidated financial statements, Management assesses matters to determine whether it can reasonably estimate the amount of a loss contingency and whether the loss is probable.  Where the reasonable estimate of the probable loss is a range, Management records as an accrual in its financial statements the most likely estimate of the loss or the low end of the range, if there is no best estimate.  Management either discloses the amount of a possible loss or range of a loss in excess of the recorded accrual or states that such an estimate cannot be made. Management discloses significant contingencies even where the liability is not probable or the amount of the loss is not estimable, or both, if management believes there is at least a reasonable possibility that a loss may be incurred.

The principal considerations for our determination that performing procedures relating to loss contingencies is a critical audit matter are the significant judgment by Management when assessing the likelihood of a loss being incurred and when estimating the loss or range of loss for each contingency, which in turn led to significant auditor judgement, subjectivity and effort  in performing procedures and evaluating Management’s assessment of the liabilities and disclosures associated with loss contingencies.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included auditing the estimated range of loss provided by Management to determine if the amount of loss can be reasonably estimated, as well as financial statement disclosures.  These procedures also included, among others, evaluating the reasonableness of Management’s assessment regarding whether the loss is probable and evaluating the sufficiency of the Company’s disclosures related to this contingency.

/s/ Kronick Kalada Berdy & Co. P.C.

We have served as the Company's auditor since 2009.

Kingston, Pennsylvania

April 14, 2022

PCAOB ID  No: 448

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2021	December 31, 2020
CURRENT ASSETS
Cash and restricted cash	$2,446,906	$1,899,082
Accounts receivable	305,409	262,101
Inventories	243,104	163,619
Income tax receivable	693,578	955,500
Prepaid expenses	505,718	257,629
Total current assets	4,194,715	3,537,931

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,817,000 and $3,745,861 respectively	269,261	258,856

OTHER ASSETS
Deposits	-	2,512
Right of use assets	387,860	445,711
Goodwill	750,000	750,000
Total other assets	1,137,860	1,198,223
TOTAL ASSETS	$5,601,836	$4,995,010

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$212,221	$62,021
Customer deposits	80,878	80,878
Accrued expenses	404,573	219,307
Notes Payable – Current	9,315	304,833
Right of use leases payable – current portion	45,697	43,306
Total current liabilities	752,684	710,345

LONG-TERM LIABILITIES
Notes Payable – Long Term	57,730	-
Right of use leases payable - less current portion	327,513	376,933
Total liabilities	1,137,927	1,087,278

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 975,074 and 1,028,863 shares issued and outstanding as of December 31, 2021 and 2020, respectively	29,252	30,866
Additional paid-in capital	19,740,837	19,909,230
Accumulated deficit	(15,306,180)	(16,032,364)
TOTAL STOCKHOLDERS’ EQUITY	4,463,909	3,907,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,601,836	$4,995,010

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020

REVENUE	$5,382,565	$3,506,268

COST OF REVENUE	2,828,939	2,525,341

GROSS PROFIT	2,553,626	980,927

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,909,132	2,472,203

OPERATING INCOME (LOSS)	644,494	(1,491,276)

OTHER (INCOME) EXPENSE :
IMPAIRMENT CHARGE	-	205,730
BAD DEBT	-	476,966
GAIN ON EXTINGUISHMENT OF DEBT – PPP LOAN	(304,833)	-
INTEREST INCOME	(3,780)	(18,109)
INTEREST EXPENSE	24,823	24,025

TOTAL OTHER (INCOME) EXPENSE	(283,790)	688,612

INCOME (LOSS) FROM OPERATIONS, before income taxes	928,284	(2,179,888)

INCOME TAX EXPENSE (BENEFIT)
CURRENT	202,100	(906,960)
DEFERRED	-	476,000

INCOME TAX (BENEFIT) EXPENSE	202,100	(430,960)

NET (LOSS) INCOME	$726,184	$(1,748,928)

Basic and Diluted Net Income (Loss) Per Common Share	$0.71	$(1.71)

Weighted Average Number of Common Shares – Basic	1,023,709	1,024,907

Weighted Average Number of Common Shares – Diluted	1,026,729	1,024,907

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR YEARS ENDED DECEMBER 31, 2021 AND 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2020	1,020,135	$30,604	$19,818,637	$(14,272,897)	$5,576,344

Amortization of stock based compensation			74,659		74,659

Dividends				(10,539)	(10,539)

Issuance of additional Common Stock	8,728	262	15,934		16,196

Net loss				(1,748,928)	(1,748,928)

BALANCE – December 31, 2020	1,028,863	$30,866	$19,909,230	$(16,032,364)	$3,907,732

Amortization of stock based compensation			34,392		34,392

Purchase and cancellation of Common Stock	(53,789)	(1,614)	(202,785)		(204,399)

Net income				726,184	726,184

BALANCE – December 31, 2021	975,074	$29,252	$19,740,837	$(15,306,180)	$4,463,909

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$726,184	$(1,748,928)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,990	119,039
Bad debt	-	476,966
Impairment of note receivable	-	205,730
Stock based compensation	34,392	74,659
Deferred income taxes	-	476,000
Gain on extinguishment of debt - PPP loan	(304,833)	-
Changes in operating assets and liabilities:
Accounts receivable	(43,308)	208,978
Inventories	(79,485)	17,585
Income tax receivable	261,922	(955,500)
Prepaid expenses	(248,089)	20,113
Customer deposits	2,512	(49,517)
Accounts payable	150,200	(335,322)
Accrued expenses	185,266	(100,250)
TOTAL ADJUSTMENTS	87,567	158,481

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	813,751	(1,590,447)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(81,544)	(4,913)
NET CASH USED IN INVESTING ACTIVITIES	(81,544)	(4,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	16,196
Purchase and cancellation of common stock	(204,399)	-
Proceeds from notes payable	76,000	304,833
Repayment of notes payable	(8,955)	-
Dividends paid	-	(383,909)
Repayment of right of use leases payable	(47,029)	(40,169)
NET CASH USED IN FINANCING ACTIVITIES	(184,383)	(103,049)

NET CHANGE IN CASH AND RESTRICTED CASH	547,824	(1,698,409)

CASH AND RESTRICTED CASH – Beginning	1,899,082	3,597,491
CASH AND RESTRICTED CASH – Ending	$2,446,906	$1,899,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$24,823	$24,025

Income taxes	$8,364	$59,415

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

NOTE 2 – Liquidity and Material Agreements

As of December 31, 2021, we had cash and restricted cash of $2,446,906 and a working capital surplus of $3,442,031. We generated revenue of $5,382,565 and had net income of $726,184 for the year ended December 31, 2021. For the year ended December 31, 2021, cash flows included net cash provided by operating activities of $813,751, net cash used in investing activities of $81,544, and net cash used in financing activities of $184,383.

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

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. As of December 31, 2021, there were no amounts due under the Key Bank Revolver Note.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

On August 14, 2020, the Company was granted a loan from the Bank (the “Loan”) in the amount of $304,833, pursuant to the Paycheck Protection Program (PPP) under Division, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a note dated August 14, 2020,was to matures in August 2025 and bore interest at a rate of 1% per annum and was payable in monthly installments commencing on, or before, October 31, 2021 if not forgiven and legally released. At December 31, 2020, in accordance with FASB ASC 470, Debt, and ASC 405-20, Liabilities – Extinguishment of Liabilities, the Company recorded the cash inflow from the Loan as a liability, and cash flows from financing, pending legal release from the obligation by the U.S. Small Business Administration (“S.B.A.”). The Company used the Loan proceeds for eligible expenses during the covered period and the Loan was forgiven and legally released by the S.B.A. in full in the second quarter of 2021. The Company recorded the forgiveness of the Loan as a gain on extinguishment of debt – PPP loan.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017. Additionally, since June 1, 2016, the Company has been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021 and gave the City of New York two one-year options to extend the term of the Concession Agreement. The term of the Concession Agreement was subsequently extended by the City through April 30, 2023 by the City’s exercise of both their two one-year option renewals.

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by two children and a grandchild of a former officer and director of the Company.  The Company incurred management fees with Empire Aviation of approximately $0 and $144,000 during the years ended December 31, 2021 and 2020, respectively, which is recorded in selling, general and administrative expenses. Empire Aviation has notified the Company they believe additional fees are due under their management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense (See Note 15. Contingent Liabilities). The Company and Empire Aviation had historically contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office.  The Company has suspended its contributions to HTJC in light of the pandemic. The Company’s former officer and director was also an active participant with HTJC, which is managed by the former officer and director’s grandson.

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company has worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. Concession fees in this Form 10-K have been accounted for based on the months abated in 2021 and the City of New York’s acceptance of 18% of monthly Gross Receipts in excess of $100,000 for the period May 2021 through December 2021. Due to the continued reduced activity at the Heliport, the Company is actively working with the City of New York to address fees to be paid to the City of New York in 2022 and through the remainder of the Air Tour Agreement. During the years ended December 31, 2021 and 2020, we incurred approximately $192,000 and $103,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

As described throughout this Annual Report on Form 10-K, on March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased as a result of the COVID-19 pandemic. On July 20, 2020, New York City began Phase 4 of the city’s reopening. Sightseeing tours resumed under this phase. Sightseeing tour operators have experienced low demand and minimal activity since July 20, 2020, but sightseeing tour operators have seen an uptick in demand in the second quarter of 2021 through the date of this report. To mitigate this loss of revenue, we may need additional financing to continue operations through the issuance of equity or debt and any such financing will be dependent on general market conditions, which itself is subject to the effects of the COVID-19 pandemic. Although we have access to the Key Bank Revolver Note described above, we can make no assurance that that the Key Bank Revolver Note will be sufficient to fund our operations. Additionally, certain restrictions in the Key Bank Revolver Note may prohibit us from obtaining more attractive financing.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FFH and FBOGC. All significant inter-company accounts and transactions have been eliminated in consolidation.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include depreciation, amortization, impairment of goodwill and intangibles, stock-based compensation, allowance for doubtful accounts, deferred tax assets, and contingent liabilities.

Cash and restricted cash

The Company maintains its cash with various financial institutions which often exceeds federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions. Amounts included in restricted cash are a deposit required by the Concession Agreement with NYEDC and aggregated $425,000 at December 31, 2021 and 2020.

Accounts Receivable and Revenue Concentration

In 2020, the Company’s accounts receivable was comprised of four customers at our New York Heliport. Due to the COVID-19 pandemic, two of these customers were unable to sustain their business and ceased operating in 2020. Their receivable balances at December 31, 2020, totaling approximately $208,000, have been deemed uncollectable by the Company and have been written off to bad debt expense in the fourth quarter of 2020. The Company’s remaining two customers continued to operate, but at substantially reduced levels of operation. For the fiscal year ended December 31, 2020, these remaining two customers represented approximately $137,000, or 52.4%, of the balance of accounts receivable. No customer represented more than 10% of revenue in 2020. The Company has a security deposit in place in connection with both of these receivables. Accounts receivable amounted to $678,045 at December 31, 2019.

In 2021, the Company’s accounts receivable was comprised of its two customers at our New York Heliport. These customers continued to operate throughout 2021, but at substantially reduced levels of operation when compared to pre-pandemic levels. For the fiscal year ended December 31, 2021, these two customers represented approximately $180,000, or 59.8%, of the balance of accounts receivable. In addition, these two customers represented approximately 27.6% of our revenue in 2021. The Company has a security deposit in place in connection with both of these receivables. In March 2022, one of the Company’s former customers resumed operations. The Company has a security deposit in place with this customer.

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

Goodwill

Goodwill that is deemed to have an indefinite life is not amortized but, instead, are to be reviewed at each reporting period for impairment. The Company assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. The Company performed an analysis of its goodwill at December 31, 2021 and 2020 and deemed no impairment necessary.

Leases

At December 31, 2021 and December 31, 2020, our consolidated balance sheets include a right of use asset of approximately $387,860 and $446,000, respectively, a long-term lease liability of approximately $328,000 and $377,000, respectively, and a short-term liability of approximately $46,000 and $43,000, respectively.

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

Customer Deposits

Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services. Customer deposits amounted to $130,395 at December 31, 2019.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2021 and 2020 was approximately $3,000 and $4,000, respectively.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods due to the uncertainty of future taxable income and the lack thereof of taxable income in carry-back periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2018.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options, are excluded from the calculation of the diluted income per share when their exercise prices are greater than the average market price of the common stock during the period or when their inclusion would be anti-dilutive.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The following table sets forth the components used in the computation of basic and diluted income (loss) per share:

	For the Year Ended December 31,
	2021(1)	2020(1)
Weighted average common shares outstanding, basic	1,023,709	1,024,907
Common shares upon exercise of options	3,020	-
Weighted average common shares outstanding, diluted	1,026,729	1,024,907

(1)

Common shares of 36,663 and 53,328 underlying outstanding stock options for the years ended December 31, 2021 and 2020, respectively, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the years ended December 31, 2021 and 2020, the Company incurred stock based compensation of $34,392 and $74,659, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2021, the unamortized fair value of the options totaled $45,995 and the weighted average remaining amortization period of the options approximated five years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2021 and 2020 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2021	2020
Dividend yield	0%	0%
Expected volatility	732%	636%
Risk-free interest rate	0.0%	0.36%
Expected lives (years)	5.0	5.0

The weighted average fair value of the options on the date of grant, using the fair value based methodology during the years ended December 31, 2021 and 2020, was $0.74 and $1.14, respectively.

NOTE 4 – Inventories

Inventory consists primarily of aviation fuel, which the Company dispenses to its customers, and parts inventory as a result of the acquisition of Aircraft Services. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	December 31,
	2021	2020
Parts inventory	$102,763	$92,481
Fuel inventory	115,364	59,336
Other inventory	24,977	11,802
Total inventory	$243,104	$163,619

Included in fuel inventory are amounts held for third parties of $28,042 and $30,904 as of December 31, 2021 and 2020, respectively, with an offsetting liability included as part of accrued expenses.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 5 – Property and Equipment

Property and equipment consist of the following:

	December 31,		Estimated
	2021	2020	Useful Life (years)
Aircraft	$56,000	$56,000	7	–	12
Vehicles	472,484	396,483	5	–	10
Office furniture and equipment	459,713	454,170	3	–	7
Tools and shop equipment	85,110	85,110	3	–	10
Leasehold improvements	2,812,954	2,812,954	10	–	20
Building/fuel farm	200,000	200,000	7	–	17
Total	4,086,261	4,004,717
Less: accumulated depreciation and amortization	(3,817,000)	(3,745,861)
Property and equipment, net	$269,261	$258,856

Depreciation and amortization expense for the years ended December 31, 2021 and 2020 was approximately $129,000 and $119,000, respectively.

NOTE 6 – Goodwill

The Company had $750,000 of goodwill at each of December 31, 2021 and 2020. The Company assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. The Company performed an analysis of its goodwill at December 31, 2021 and 2020 and deemed no impairment necessary.

NOTE 7 – Notes Payable

Notes payable consist of:	December 31,
	2021	2020
Avfuel Corporation loan for $76,000, 6 year term, prime plus 3%, final payment due on, or before, 4/30/28. Collateral is a Jet-A refueler truck.	$67,045	$-
KeyBank PPP SBA loan forgiven in 2021.	-	304,833
Subtotal	67,045	304,833
Less: current portion	(9,315)	(304,833)
Total – long term	$57,730	$-

NOTE 8 – Income Taxes

The Company’s deferred tax assets consisted of the following:

	December 31,
Deferred tax assets:	2021	2020
Stock based compensation	$72,000	$60,000
Property and equipment	399,000	466,000
Total deferred tax assets	471,000	526,000
Valuation Allowance	(471,000)	(526,000)

Deferred tax asset – net of valuation allowance	$-	$-

Increase (decrease) in valuation allowance	$(55,000)	$484,000

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

The valuation allowance fluctuated due to the uncertainty of future taxable income and the lack thereof of taxable income in carry-back periods.

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2021	2020
Tax at statutory rate	21.0%	21.0%
Extinguishment of debt (PPP loan)	(6.9)	-
Net operating loss carry-back	-	15.8%
Valuation allowance	-	(21.8%)
State and local income taxes, net of federal	7.7%	4.7%
Effective income tax expense rate	21.8%	19.7%

Income tax receivable principally consists of funds due from the taxing authorities resulting from the carryback of of net operating loss to prior tax years.

NOTE 9 – Stockholders’ Equity

Common Stock

A summary of the Company’s shares of Common Stock outstanding at December 31, 2021 is presented in the table below:

Number of shares outstanding
December 31, 2020	1,028,863
Purchase and cancellation of common stock	(53,789)
December 31, 2021	975,074

Stock Options

On August 27, 2019, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Incentive Plan of 2019 (”the “Plan”). The Plan is administered by the Company’s Compensation Committee and provides for 250,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Compensation Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. The fair value of stock options are calculated in accordance with FASB ASC Topic 718. As of December 31, 2021 and 2020, there were 190,006 and 196,672 shares available for grant as options under the Plan.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2020	53,328	$3.391
Granted	13,332	2.580
Exercised	(6,666)	2.820
Expired	(6,666)	2.400
Balance, December 31, 2020	53,328	$3.384
Granted	13,332	3.450
Expired	(6,666)	2.250
Balance, December 31, 2021	59,994	$2.184

A summary of the Company’s stock options outstanding at December 31, 2021 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$3.45	13,332	4.92	-	$-
$2.58	13,332	3.92	13,332	$3,933
$5.60	13,332	2.92	13,332	$-
$2.40	9,999	1.92	9,999	$4,750
$3.24	9,999	.92	9,999	$-
TOTALS	59,994		46,662	$8,683

Preferred Stock

As of December 31, 2021 and 2020, the Company has 333,306 shares of preferred stock authorized and none of which is issued and outstanding.  On February 27, 2019, the Company filed with the Secretary of State of the state of Nevada a certificate of amendment to our articles of incorporation. The amendment provided for, among other things, a reduction in the number of authorized shares of preferred stock to 333,306. The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine. As of December 31, 2020 and 2019, there were no shares of preferred stock outstanding.

NOTE 10 – Employee Benefit Plan

The Company maintains a 401K Plan which covers all employees of the Company (the “401K Plan”). Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides that the Company match each participant's contribution at 100% up to 4% of the employee’s deferral. The employer match prior to the change was 50% up to 6% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $36,000 and $42,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE 11 – Commitments

Right-Of-Use Leasing Arrangements

The Company leases facilities from Garden City, Kansas, which provides for: (a) a 21-year lease term expiring December 31, 2030, with one five-year renewal period, and (b) a base rent of $2,187 per month. In addition, the Company incurs a fuel flowage fee of $0.06 per gallon of fuel received. The fuel flowage fee is to be reviewed annually by the Garden City Regional Airport, the City of Garden, and the Company. Flowage fees on fuel gallons purchased aggregated approximately $43,000 and $36,000 for the years ended December 31, 2021 and 2020, respectively.

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

The Company’s lease right of use assets and lease liabilities as of December 31, 2021 and 2020 are summarized as follows:

	December 31,
	2021	2020
Right of use assets	$387,860	$445,711
Current portion of debt and right of use lease liabilities	$45,697	$43,306
Long term portion of debt and right of use lease liabilities	$327,513	$376,933
Total right of use lease liabilities	$373,210	$420,239
Weighted average remaining lease terms (years)	10	11
Weighted average discount rate	5.5%	5.5%

The maturities of the Company’s right of use lease liabilities as of December 31, 2021 are as follows:

For the year ended
December 31,	Total
2022	$65,040
2023	44,496
2024	34,224
2025	34,224
2026	34,224
Thereafter	308,016
TOTAL	$520,224
Less interest	(147,014)
Present value of lease liabilities	$373,210

The components of right of use lease expenses included in “Selling, General and Administrative Expenses” in the Company’s consolidated statements of operations aggregated approximately $34,000 in both 2021 and 2020.

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

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

NOTE 15 – Contingent Liabilities

Beginning in 2020, through the date of this report, the COVID-19 pandemic has negatively impacted the Company’s business and financial results at our New York Heliport. The negative impact on the Company’s business has also negatively affected our management company at the Heliport, Empire Aviation. As previously disclosed, Empire Aviation is owned by two children and a grandchild of a former officer and director of the Company.

On March 17, 2020, all sightseeing tour operations at the Downtown Manhattan Heliport ceased as a result of the COVID-19 pandemic. Payments to Empire Aviation also ceased around this time and did not resume due to the substantial losses the Company incurred throughout 2020. In May 2021, the Company began to see a slight uptick in activity at our New York Heliport, but activity levels continue to be at substantially lower levels than pre-pandemic years. Because of the continued lower levels of activity, payments to Empire Aviation did not resume in 2021. Empire Aviation had previously made a claim for $153,000 in unpaid fees in 2020 which the Company disputes. There can be no assurance that Empire Aviation will not make subsequent claims of amounts due under its management agreement. The Company estimates the range of the contigent liability at December 31, 2021 will not exceed $750,000, which has not been accrued at December 31,2021. Management intends to vigorously defend against any claim.

NOTE 16 – Subsequent Events

The Company has evaluated events which have occurred subsequent to December 31, 2021, and through the date of the filing of the Annual Report on Form 10-K with the SEC, and has determined that no subsequent events have occurred after the current reporting period.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

ITEM 9B.	OTHER INFORMATION

On November 17, 2021, the Company agreed to purchase all of the shares of the Company’s common stock owned by Mr. Ricciardi. The purchase price for the 53,789 shares was $204,399, or $3.80 a share, the previous day closing price of the Company’s stock. All of Mr. Ricciardi’s shares were canceled by the Company. .

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of the Company as of December 31, 2021:

Name	Age	Position

William B. Wachtel	67	Director, Chairman of the Board

Ronald J. Ricciardi (1)	60	Director, President & Chief Executive Officer

Samuel Goldstein (1)	43	Director

Marc Chodock	43	Director

Roy Moskowitz	67	Director

(1)

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

Business History

William B. Wachtel – Director, Chairman of the Board

Mr. Wachtel was elected as a director and our Chairman of the Board on March 31, 2005. Mr. Wachtel served as our Chairman until April 8, 2009, when he resigned from such capacity but remained a member of the Board. Mr. Wachtel was re-elected as our Chairman of the Board and has served in that capacity since October 27, 2011.

Mr. Wachtel has been a managing partner of Wachtel Missry LLP (previously Wachtel & Missry, LLP, and before that, its predecessor law firm Gold & Wachtel, LLP), since its founding in August 1984. Such firm has provided certain legal services to the Company in the past. No such services were provided in 2021 and 2020. He is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

We believe that Mr. Wachtel’s experience advising companies regarding legal issues gives him the qualifications and skills to serve on our board of directors..

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

Mr. Ricciardi is a senior executive with extensive general management experience in entrepreneurial and large companies. Before joining Arizona FBO Air and from 2000 - 2003, Mr. Ricciardi was President and CEO of P&A Capital Partners, Inc., an entertainment finance company established to fund the distribution of independent films. From 1999 to 2000, Mr. Ricciardi was also co-founder, Chairman and CEO of eTurn, Inc., a high technology service provider, for which he developed a consolidation strategy, negotiated potential merger and acquisition candidates, prepared private placement materials and executed numerous private, institutional and venture capital presentations. After a management career at Pepsi-Cola Company and the Perrier Group of America, Mr. Ricciardi was President and CEO of Clearidge, Inc., a leading regional consumer products company, where he provided strategic and organizational development, and led a consolidation effort that included 14 transactions, which more than tripled the revenue of Clearidge, Inc. over four years.

We believe Mr. Ricciardi’s 16 years of experience working in a variety of roles with us combined with his knowledge of the aviation industry and his extensive management experience, gives him the qualifications and skills to serve on our board of directors..

On December 24, 2020, the Company announced that Mr. Ricciardi was taking a temporary leave of absence to address health issues unrelated to the COVID-19 pandemic. During Mr. Ricciardi’s leave of absence, Mark Raab, the Company’s Corporate Controller, serves as the Company’s acting principal financial officer and acting principal accounting officer until such time as Mr. Ricciardi is able to resume his responsibilities. Effective March 26, 2021, Mr. Goldstein has been appointed to serve as our acting principal executive officer. .

Samuel Goldstein – Director, Acting Principal Executive Officer

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

We believe Mr. Goldstein’s exposure and outreach skills, developed in part as the previous Deputy Director of HTJC and corresponding knowledge of the local helicopter marketplace, gives him the qualifications and skills to serve on our board of directorsr..

Marc Chodock – Director

Mr. Chodock was appointed as a director on June 25, 2015.

Mr. Chodock has been acting as a private investor since February 2013. Previously, he was a consultant in the New York office of McKinsey & Company and a Principal at MatlinPatterson Global Advisers, where he served on the Board of Directors of four companies. He holds a Bachelor of Science in Economics from the University of Pennsylvania’s Wharton School of Business and a Bachelor of Applied Science in Biomedical Science from the School of Engineering and Applied Science of the University of Pennsylvania.

We believe Mr. Chodock's experience in advising companies by serving on boards as well as his knowledge of the aviation industry gives him the qualifications and skills to serve on our board of directors.

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

We believe Mr. Moskowitz’ experience analyzing legal issues gives him the qualifications and skills to serve on our board of directors..

Family Relationships

There are no family relationships among our directors and executive officers.

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

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of Marc Chodock and Roy P. Moskowitz, the Nominating Committee comprised of William B. Wachtel and Ronald J. Ricciardi; and the Compensation Committee comprised of Roy P. Moskowitz, Marc Chodock, and Samuel Goldstein.

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2021 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2021, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act, except for Messrs. Wachtel, Goldstein, Moskowitz, and Chodock, each of whom filed one late Form 4 reporting one transaction.

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

Audit Committee

The board of directors has an audit committee that is responsible for assisting our board of directors in its oversight of the integrity of our financial statements, the qualifications and independence of our independent auditors, and our internal financial and accounting controls. The audit committee has direct responsibility for [the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the audit committee. The audit committee also prepares the audit committee report that the SEC requires to be included in our annual proxy statement.

The members of the audit committee are Messrs. Roy P. Moskowitz and Marc Chodock. Each member of the audit committee qualifies as an independent director under the corporate governance standards of the Nasdaq Listing Rules. Our board of directors has determined that Marc Chodock qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

As a smaller reporting company under the Exchange Act, we are providing the following executive compensation information in accordance with the scaled disclosure requirements pursuant to Item 402(m)-(q) of Regulation S-K.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us during the fiscal years ended December 31, 2021 and 2020 for services performed on our behalf with respect to the person who served as our executive officer as of December 31, 2021.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)

Ronald J. Ricciardi, President and Chief Executive Officer	2021	-	-	-	[24,108]	[24,108]
	2020	[194,189]	45,000	16,196	[25,152]	[280,547]
Mark Raab, ,Acting Principal Financial Officer	2021	[101,340]	-	-	[8,982]	[110,322]
	2020	[109,033]	-	-	[9,461]	[118,494]

(1)	The fair value of the stock awards granted are calculated in accordance with FASB ASC Topic 718.

Due to the substantial financial impact of the pandemic on the Company’s operations, effective April 1, 2020, Mr. Ricciardi’s base salary was decreased from $200,000 to $150,000. On December 24, 2020, the Company announced that Mr. Ricciardi was taking a temporary leave of absence to address health issues unrelated to the COVID-19 pandemic. Mr. Ricciardi received no salary, incentive bonuses, or stock awards in 2021.

Pursuant to his employment agreement with the Company, Mr. Ricciardi received a bonus of $45,000 in 2020 based on the Company’s 2019 performance. Mr. Ricciardi received no bonuses in 2021.

Mr. Ricciardi was granted 0 shares and 5,119 shares of the Company’s common stock in 2021 and 2020, respectively. The value of the shares issued to Mr. Ricciardi in 2021 and 2020 were valued at $0 and $16,196, respectively.

Mr. Ricciardi receives health insurance coverage estimated at a value of approximately $2,009 and $1,571 per month in 2021 and 2020, respectively, and received a match to his 401K contributions of approximately $0 and $6,300 in 2021 and 2020, respectively.

Mr. Raab received an annual gross salary of $101,340 and $109,033 in 2021 and 2020, respectively, annual health insurance coverage estimated at a value of approximately $5,000 in both 2021 and 2020, and an annual 401K contribution of approximately $3,900 and $4,400 in 2021 and 2020, respectively. Mr. Raab received no bonuses or stock awards in either 2021 or 2020.

Mr. Goldstein received no salary, bonuses, or other compensation in 2021 or 2020 except for non-employee director stock option issuances and non-employee director fees as reported in the tables below.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021

The following table shows information about the number of unexercised stock options held by our named executive officers as of December 31, 2021:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Ronald J. Ricciardi:	-	-	-	-
Samuel Goldstein:
	3,333	-	2.40	12/01/2023
	3,333	-	5.60	12/05/2024
	3,333	-	2.58	12/01/2025
	-	3,333	3.45	12/01/2026

(1)	All outstanding awards of stock options were granted under either our 2019 Stock Incentive Plan

2021 DIRECTOR COMPENSATION TABLE

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Samuel Goldstein	6,000	11,499	17,499

William B. Wachtel	4,000	11,499	15,499

Marc Chodock	7,000	11,499	18,499

Roy P. Moskowitz	$6,000	11,499	17,499

1.

Each non-employee director is entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.

Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2021, the Board of Directors granted each non-employee director an option for their service in 2021. Each option was for 3,333 shares and was priced at $3.45 per share, which was the closing sales price of our common stock on December 1, 2021. The options vest on December 1, 2022 and may be exercised until December 1, 2026. See Item 12. for a description of all outstanding options held by non-employee directors at December 31, 2021. The fair value of the option awards are calculated in accordance with FASB ASC Topic 718.

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

On December 24, 2020, the Company announced that Mr. Ricciardi was taking a temporary leave of absence to address health issues unrelated to the COVID-19 pandemic. Mr. Ricciardi received no salary, incentive bonuses, or stock awards in 2021.

Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. The Company maintains a 401K Plan (the “401K Plan”) which covers all employees of the Company. Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides for the Company to match each participant's contribution at 100% up to 4% of the employee’s deferral. The employer match prior to the change was 50% up to 6% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $36,000 and $42,000 for the years ended December 31, 2021 and 2020, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of December 31, 2021 regarding the beneficial ownership of our common stock by:

●	each of our current executive officer and directors; and
●	all of our current directors and executive officer as a group; and
●	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

Unless otherwise indicated below, the address for each of our directors and officers is 20 South Street, Pier 6 East River, New York, New York 10004.

	Number of Shares		Percentage of
	of Common Stock		Common Stock
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned (1)

William B. Wachtel (2)	187,279	(3)	18.9%

Ronald J. Ricciardi (4)	0	(4)	0.0%

Marc Chodock (5)	117,180	(6)	11.9%

Samuel Goldstein (7)	9,999	(8)	1.0%

Roy P. Moskowitz (9)	13,791	(10)	1.4%

All directors and officers as a group (5 in number)	328,249		33.2%

Ronald I. Heller (11)	64,085	(11)	6.6%

(1)

The percentages computed in the table are based upon 975,074 shares of our common stock, which were outstanding on December 31, 2021. Effect is given, pursuant to Rule 13-d(1)(i) under the Exchange Act, to shares of our common stock issuable upon the exercise of options currently exercisable or exercisable within 90 days of December 31, 2021.

(2)	William B. Wachtel is our Chairman of the Board and a director.
(3)

The shares of our common stock reported in the table include: (a) 145,563 shares held by Mr. Wachtel in the open market; (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2022, which option is currently exercisable; (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable; (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable; and (e) 3,333 shares issuable upon the exercise of an option expiring December 1, 2025, which option is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 3,333 shares issuable upon the exercise of an option granted on December 1, 2021, which shall become exercisable on December 1, 2022; and (y) 11,113 shares of our common stock acquired by Wachtel Missry, LLP, which has provided certain legal services for us. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)

Ronald J. Ricciardi is our President, Chief Executive Officer and a director.

On November 17, 2021, the Company agreed to purchase all of the shares of the Company’s common stock owned by Mr. Ricciardi. The purchase price for the 53,789 shares was $204,399, or $3.80 a share, the previous day closing price of the Company’s stock. All of Mr. Ricciardi’s shares were canceled by the Company.

(5)	Marc Chodock is a director.

(6)	The shares of our common stock reported in the table are based on a Schedule 13D filed with the SEC on February 9, 2015 and subsequent Form 4s filed by Mr. Chodock. The reporting persons are (i)ACM Value Opportunities Fund I, LP, a Delaware limited partnership (the “Fund”), with respect to the shares of our common stock directly owned by it; (ii) ACM Value Opportunities Fund I GP, LLC, a Delaware limited liability company (the “General Partner”), as general partner of the Fund, with respect to the shares of our common stock directly owned by the Fund, (iii) Arvice Capital Management, LLC, a Delaware limited liability company (the “Manager”), as manager of the Fund, with respect to the shares of our common stock directly owned by the Fund; and (iv) Mr. Marc Chodock (“Mr. Chodock”), as managing member of the Manager, with respect to the shares of our common stock directly owed by the Fund. The business address of each of the Reporting Persons is 110 East 25th St., 3rd Floor, New York, New York 10011. The shares of our common stock reported in the table also include: (a) 3,333 shares issuable upon the exercise of an option expiring December 1, 2022, which option is currently exercisable, (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable and (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable and (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2025, which option is currently exercisable.. The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2021, which shall become exercisable on December 1, 2022.

(7)	Samuel Goldstein is a director.
(8)

The shares of our common stock reported in the table include (a) 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable and (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable and (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2025, which option is currently exercisable.. The shares of our common stock in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2021, which shall become exercisable on December 1, 2022.

(9)	Roy P. Moskowitz is a director.

(10)

The shares of our common stock reported in the table include (a) 7,125 shares held by Mr. Moskowitz; (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable; (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2025, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2021, which shall become exercisable on December 1, 2026.

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

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2021, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	59,994	$2.184	190,006

Equity compensation plans not approved by security holders	—	$—	—
Total	59,994	$2.184	190,006

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

Pursuant to a management agreement with Empire Aviation, which is owned by the children of our former Chief Executive Officer and a former director, the Company incurred management fees of approximately $0 and $144,000 during the twelve months ended December 31, 2021 and 2020, respectively, which is recorded in administrative expenses.  The Company and Empire Aviation have also contributed to the Helicopter Tourism and Jobs Council (“HTJC”), an association that lobbies on behalf of the helicopter air tour industry, and which had engaged in discussions with the Mayor’s office. HTJC is managed by our former officer and director’s grandson.

Director Independence

Our Board of Directors made the determination of director independence in accordance with the definition set forth in the Nasdaq Stock Market rules. Under such definition, Marc Chodock and Roy P. Moskowitz qualify as independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were approximately $101,500 by Kronick Kalada Berdy & Co. in both 2021 and 2020 for the audits of our annual financial statements for the fiscal years ended December 31, 2021 and 2020, and the reviews of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for those fiscal years.

Audit-Related Fees. There were fees billed for $18,000 for professional services categorized as Audit-Related Fees by the principal accountant for the fiscal year ended December 31, 2020. There were no Audit-Related Fees billed for the year ended December 31, 2021.

Tax Fees. For both years ended December 31, 2021 and 2020, the aggregate fees billed by the principal accountant for services categorized as Tax Fees were $15,000.

All Other Fees. There were no fees billed for services categorized as All Other Fees by the principal accountant for the fiscal years ended December 31, 2021 and 2020.

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

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2021 and 2020 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

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

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal financial officer).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive officer).

32.1*	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE* 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

+Management compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: April 14, 2022	By:	/s/ Samuel Goldstein
Samuel Goldstein
Acting Principal Executive Officer
Date: April 14, 2022	By:	/s/ Mark N. Raab
Mark N. Raab Acting Principal Financial Officer and Acting Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

Chairman of the Board,
/s/ William B. Wachtel	Director	April 14, 2022
William B. Wachtel

/s/ Ronald J. Ricciardi	President, Chief Executive Officer, Director	April 14, 2022
Ronald J. Ricciardi

/s/ Marc Chodock	Director	April 14, 2022
Marc Chodock

/s/ Roy P. Moskowitz	Director	April 14, 2022
Roy P. Moskowitz

/s/ Samuel Goldstein	Acting Principal Executive Officer, Director	April 14, 2022
Samuel Goldstein