Form 10-Q
period 2022-03-31
Saker Aviation Services, Inc.
filed 2022-05-16
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2022

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

Yes ☐          No ☒

As of May 16, 2022, the registrant had 976,330 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2022

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2022	December 31, 2021
CURRENT ASSETS	(unaudited)
Cash and restricted cash	$3,094,329	$2,446,906
Accounts receivable	291,016	305,409
Inventories	281,168	243,104
Income tax receivable	693,578	693,578
Prepaid expenses	210,681	505,718
Total current assets	4,570,772	4,194,715

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,850,090 and $3,817,000, respectively	249,836	269,261

OTHER ASSETS
Right of use assets	374,194	387,860
Goodwill	750,000	750,000
Total other assets	1,124,194	1,137,860
TOTAL ASSETS	$5,944,802	$5,601,836

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$496,208	$212,221
Customer deposits	180,878	80,878
Accrued expenses	397,883	404,573
Note Payable – Current	9,461	9,315
Right of use leases payable – current portion	46,316	45,697
Total current liabilities	1,130,746	752,684

LONG-TERM LIABILITIES
Note Payable – Long Term	54,101	57,730
Right of use leases payable - less current portion	315,699	327,513
Total liabilities	1,500,546	1,137,927

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334;	29,290	29,252
976,330 and 975,074 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively
Additional paid-in capital	19,752,298	19,740,837
Accumulated deficit	(15,337,332)	(15,306,180)
TOTAL STOCKHOLDERS’ EQUITY	4,444,256	4,463,909
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,944,802	$5,601,836

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

REVENUE	$1,820,739	$809,096

COST OF REVENUE	1,253,220	565,135

GROSS PROFIT	567,519	243,961

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	692,517	499,544

OPERATING LOSS FROM OPERATIONS	(124,998)	(255,583)

OTHER INCOME (EXPENSE):
BAD DEBT RECOVERY	100,000	---
INTEREST EXPENSE	(6,154)	(5,657)
NET OTHER INCOME (EXPENSE)	93,846	(5,657)
LOSS FROM OPERATIONS, before income taxes	(31,152)	(261,240)

INCOME TAX EXPENSE	0	4,426

NET LOSS	$(31,152)	$(265,666)

Basic and Diluted Net Loss Per Common Share	$(0.03)	$(0.26)

Weighted Average Number of Common Shares – Basic	975,186	1,028,863

Weighted Average Number of Common Shares – Diluted	994,746	1,035,031

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE – January 1, 2021	1,028,863	$30,866	$19,909,230	$(16,032,364)	$3,907,732

Amortization of stock based compensation			8,598		8,598

Net loss				(265,666)	(265,666)

BALANCE – March 31, 2021	1,028,863	$30,866	19,917,828	(16,298,030)	$3,650,664

BALANCE – January 1, 2022	975,074	$29,252	$19,740,837	$(15,306,180)	$4,463,909

Issuance of additional Common Stock in connection with cashless exercise of options	1,256	38	(38)		0

Amortization of stock based compensation			11,499		11,499

Net loss				(31,152)	(31,152)

BALANCE – March 31, 2022	976,330	$29,290	19,752,298	(15,337,332)	$4,444,256

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022		2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(31,152)	$(265,666)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization		33,090	25,302
Stock based compensation		11,499	8,598
Changes in operating assets and liabilities:
Accounts receivable, trade		14,393	17,590
Inventories		(38,064)	(30,511)
Prepaid expenses		295,036	85,485
Customer deposits		100,000	---
Accounts payable		283,987	43,987
Accrued expenses		(6,690)	16,024
TOTAL ADJUSTMENTS		693,251	166,475

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES		662,099	(99,191)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		0	(1,203)
NET CASH USED IN INVESTING ACTIVITIES		0	(1,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable		(3,483)	---
Repayment of right of use leases payable		(11,193)	(6,835)
NET CASH USED IN FINANCING ACTIVITIES		(14,676)	(6,835)

NET CHANGE IN CASH AND RESTRICTED CASH		647,423	(107,229)

CASH AND RESTRICTED CASH – Beginning		2,446,906	1,899,082
CASH AND RESTRICTED CASH – Ending		$3,094,329	$1,791,853
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest		$6,154	$5,657
Income taxes	$	---	$4,426

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The condensed consolidated balance sheet as of March 31, 2022 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2022 and 2021 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2022 and its results of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2022 not misleading. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any full year or any other interim period.

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

For the period July 20, 2020 through March 31, 2022, sightseeing tour operators experienced much lower demand for tours as compared to pre-pandemic levels of activity. Beginning in April 2022, sightseeing tour operators have seen an increase in activity and a much higher demand for tours. There can be no assurance that this increased activity will continue as demand for sightseeing tours will depend on future developments in the COVID-10 pandemic, including the duration and spread and related travel advisories and restrictions and the impact on overall demand for air travel. The COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO.

NOTE 2 – Liquidity and Material Agreements

As of March 31, 2022, we had cash and restricted cash of $3,094,329 and a working capital surplus of $3,440,026. We generated revenue of $1,820,739 and had a net loss of $(31,152) for the quarter ended March 31, 2022. For the quarter ended March 31, 2022, cash flows included net cash provided by operating activities of $662,099 and net cash used in financing activities of $14,676.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the Securities and Exchange Commission (the “SEC”), on March 15, 2018 the Company entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Note”). On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. The Bank notified the Company of its decision to discontinue the Key Bank Acquisition Note, effective June 30, 2021. There were no amounts due under the Changes of Terms Agreement during the three months ended March 31, 2022 or 2021.

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Bank notified the Company in 2022 that LIBOR had been replaced with Daily Simple SOFR. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note or Key Bank Term Note during the three months ended March 31, 2022 or 2021.

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

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by two children and a grandchild of a former officer and director of the Company. The Company recorded no management fees with Empire Aviation during the quarters ended March 31, 2022 and 2021. Empire Aviation has notified the Company they believe additional fees are due under their management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense as disclosed in the Company’s 2021 Annual Report on Form 10-K (Note 15. Contingent Liabilities). The Company incurred management fees with Empire Aviation of approximately $123,000 and $0 during the three months ended March 31, 2022 and 2021, respectively.

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the quarters ended March 31, 2022 and 2021, we incurred approximately $249,000 and $0 in concession fees, respectively, which are recorded in the cost of revenue.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months with a monthly payment of $2,568 and an interest rate of 5.5%. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

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

Cash and restricted cash

The Company maintains its cash with various financial institutions which often exceeds federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions. Amounts included in restricted cash are a deposit required by the Concession Agreement with NYEDC and aggregated $425,000 at March 31, 2022 and 2021.

Net Loss Per Common Share

Net loss was $(31,152) and $(265,666) for the three months ended March 31, 2022 and 2021, respectively. Basic net income (loss) per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended March 31,
	2022	2021
Weighted average common shares outstanding, basic	975,186	1,028,863
Common shares upon exercise of options	19,560	6,168
Weighted average common shares outstanding, diluted	994,746	1,035,031

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2022 and 2021, the Company incurred stock-based compensation of $11,499 and $8,598, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2022, the unamortized fair value of the options totaled $34,496 and the weighted average remaining amortization period of the options approximated five years.

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

NOTE 4 – Inventories

Inventory consists primarily of aviation fuel, which the Company dispenses to its customers, and parts inventory for our MRO operation in Kansas. The Company also maintains fuel inventories for commercial airlines, to which it charges into-plane fees when servicing commercial aircraft.

Inventories consist of the following:

	March 31, 2022	December 31 , 2021
Parts inventory	$104,106	$102,763
Fuel inventory	159,593	115,364
Other inventory	17,469	24,977
Total inventory	$281,168	$243,104

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Total Inventory	$281,168	$243,104

Included in fuel inventory are amounts held for third parties of $15,795 and $28,042 as of March 31, 2022 and December 31, 2021, respectively, with an offsetting liability included as part of accrued expenses.

NOTE 5 – Related Parties

As described in more detail in Note 2, Liquidity and Material Agreements, the Company is party to a management agreement with Empire Aviation, an entity owned by the children and grandchild of the Company’s former Chief Executive Officer and a former member of our Company’s Board of Directors.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

For the period July 20, 2020 through March 31, 2022, sightseeing tour operators experienced much lower demand for tours as compared to pre-pandemic levels of activity. Beginning in April 2022, sightseeing tour operators have seen an increase in activity and a much higher demand for tours. There can be no assurance that this increased activity will continue as demand for sightseeing tours will depend on future developments in the COVID-10 pandemic, including the duration and spread and related travel advisories and restrictions and the impact on overall demand for air travel. The COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three Months Ended March 31, 2022 and March 31, 2021.

REVENUE

Revenue from operations increased by 125.0 percent to $1,820,739 for the three months ended March 31, 2022 as compared with corresponding prior-year period revenue of $809,096.

For the three months ended March 31, 2022, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items increased by 98.6 percent to approximately $1,006,000 as compared to approximately $506,000 in the three months ended March 31, 2021. This increase was largely attributable to higher volume of gallons of aviation gasoline sold at both our Kansas and our New York location.

For the three months ended March 31, 2022, revenue from operations associated with services and supply items increased by 208.5 percent to approximately $788,000 as compared to approximately $255,000 in the three months ended March 31, 2021. This increase was largely attributable to a higher demand for services at our New York location.

For the three months ended March 31, 2022 all other revenue from operations decreased by 43.5 percent to approximately $27,000 as compared to approximately $47,000 in the three months ended March 31, 2021. This decrease was largely attributable to a decrease in non-aeronautical revenue generated at our New York location compared to the same period last year.

COST OF REVENUE

Total cost of revenue from operations increased by 121.8 percent to $1,253,220 in the three months ended March 31, 2022 as compared to $565,135 in the three months ended March 31, 2021. The increase was largely attributable to higher volume of gallons of aviation gasoline sold at both our Kansas and our New York location as well as higher demand for services at our New York location.

GROSS PROFIT

Total gross profit from operations increased by 132.6 percent to $567,519 in the three months ended March 31, 2022 as compared with the three months ended March 31, 2021. Gross profit was positively impacted by the items previously discussed. Gross margin increased to 31.2 percent in the three months ended March 31, 2022 as compared to 30.2 percent in the same period in the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were $692,517 in the three months ended March 31, 2022, representing an increase of $192,973 or 38.6 percent, as compared to the same period in 2021.

SG&A from operations associated with our aviation services operations were approximately $566,000 in the three months ended March 31, 2022, representing an increase of approximately $183,000, or 47.7 percent, as compared to the three months ended March 31, 2021. SG&A from operations associated with our aviation services operations, as a percentage of revenue, was 31.1 percent for the three months ended March 31, 2022, as compared with 47.3 percent in the corresponding prior year period. The increased operating expenses were largely attributable to increased costs related to the higher levels of activity at both our New York and Kansas operations. The decrease in SG&A as a percentage of revenue is largely attributable to our fixed costs as a percentage relative to higher levels of activity at both our New York and Kansas locations.

Corporate SG&A from operations was approximately $127,000 for the three months ended March 31, 2022, representing an increase of approximately $10,000 as compared with the corresponding prior year period.

OPERATING LOSS

Operating loss from operations for the three months ended March 31, 2022 was $(124,998) as compared to operating loss of $(255,583) in the three months ended March 31, 2022.

Depreciation and Amortization

Depreciation and amortization was approximately $33,000 and $25,000 for the three months ended March 31, 2022 and 2021, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2022 was approximately $6,200 as compared to approximately $5,700 in the same period in 2021.

Bad Debt Recovery

Bad Debt Recovery for the three months ended March 31, 2022 was $100,000 as compared to $0 in the same period in 2021.

Income Tax

Income tax expense for the three months ended March 31, 2022 and 2021 was $0 and $4,426, respectively.

Net Loss Per Share

Net loss was $(31,152) and $(265,666) for the three months ended March 31, 2022 and 2021, respectively.

Basic and diluted net loss per share for the three month periods ended March 31, 2022 and 2021 was $(0.03) and $(0.26), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2022, we had cash and restricted cash of $3,094,329 and a working capital surplus of $3,440,026. We generated revenue of $1,820,739 and had a net loss of $(31,152) for the quarter ended March 31, 2022. For the quarter 9ended March 31, 2022, cash flows included net cash provided by operating activities of $662,099 and net cash used in financing activities of $14,676.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the Securities and Exchange Commission (the “SEC”), on March 15, 2018 the Company entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Note”). On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. The Bank notified the Company of its decision to discontinue the Key Bank Acquisition Note, effective June 30, 2021. There were no amounts due under the Changes of Terms Agreement during the three months ended March 31, 2022 or 2021.

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Bank notified the Company in 2022 that LIBOR had been replaced with Daily Simple SOFR The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note or Key Bank Term Note during the three months ended March 31, 2022 or 2021.

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

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by two children and a grandchild of a former officer and director of the Company. The Company recorded no management fees with Empire Aviation during the quarters ended March 31, 2022 and 2021. Empire Aviation has notified the Company they believe additional fees are due under their management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense as disclosed in the Company’s 2021 Annual Report on Form 10-K (Note 15. Contingent Liabilities). The Company incurred management fees with Empire Aviation of approximately $123,000 and $0 during the three months ended March 31, 2022 and 2021, respectively.

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the quarters ended March 31, 2022 and 2021, we incurred approximately $249,000 and $0 in concession fees, respectively, which are recorded in the cost of revenue.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months with a monthly payment of $2,568 and an interest rate of 5.5%. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00.

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

During the three months ended March 31, 2022, we had a net increase in cash of $647,423. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2022, net cash provided by operating activities was $662,099. This amount included a decrease in operating cash related to net loss of $(31,152) and additions for the following items: (i) depreciation and amortization, $33,090; (ii) stock based compensation, $11,499; (iii) accounts receivable, trade, $14,393; (iv) prepaid expenses, $295,036; (v) customer deposits, $100,000; and (vi) accounts payable, $283,987. These increases in operating activities were offset by a decrease in inventories of $38,064 and accrued expenses of $6,690.

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

Cash from Investing Activities

For the three months ended March 31, 2022, there was no cash used in, or provided by, investing activities. For the three months ended March 31, 2021, net cash of $1,203 was used in investing activities for the purchase of property and equipment.

Cash from Financing Activities

For the three months ended March 31, 2022, net cash of $14,676 was used in financing activities for the payment of notes payable of $3,483 and the payment of right of use leases of $11,193. For the three months ended March 31, 2021, net cash of $6,835 was used in financing activities for the payment of right of use leases.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

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

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be placed on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other filings we make with the SEC. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

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

PART II – OTHER INFORMATION

Item 6 - Exhibits

Exhibit No.	Description of Exhibit

31.1*	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer. *

31.2*	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer. *

32.1*	Section 1350 Certification. *

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date:	May 16, 2022	By:	/s/ Samuel Goldstein
Samuel Goldstein
Acting Principal Executive Officer

Date:	May 16, 2022		/s/ Mark Raab
Mark Raab
Acting Principal Financial Officer and Acting Principal Accounting Officer