Form 10-Q
period 2022-06-30
Saker Aviation Services, Inc.
filed 2022-08-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2022

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

Yes ☐          No ☒

As of August 15, 2022, the registrant had 976,330 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2022

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and restricted cash	$3,514,584	$2,446,906
Accounts receivable	472,408	305,409
Life insurance receivable	500,000	---
Inventories	323,581	243,104
Income tax receivable	119,900	693,578
Prepaid expenses	283,298	505,718
Total current assets	5,213,771	4,194,715

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,855,869 and $3,817,000, respectively	232,036	269,261

OTHER ASSETS
Right of use assets	360,473	387,860
Goodwill	750,000	750,000
Total other assets	1,110,473	1,137,860
TOTAL ASSETS	$6,556,280	$5,601,836

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$481,001	$212,221
Customer deposits	154,957	80,878
Accrued expenses	331,420	404,573
Note Payable – Current	9,610	9,315
Right of use leases payable – current portion	41,795	45,697
Total current liabilities	1,018,783	752,684

LONG-TERM LIABILITIES
Note Payable – Long Term	50,826	57,730
Right of use leases payable - less current portion	308,874	327,513
Total liabilities	1,378,483	1,137,927

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 976,330 and 975,074 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	29,290	29,252
Additional paid-in capital	19,763,797	19,740,837
Accumulated deficit	(14,615,290)	(15,306,180)
TOTAL STOCKHOLDERS’ EQUITY	5,177,797	4,463,909
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,556,280	$5,601,836

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

REVENUE	$3,452,759	$1,179,064	$5,273,498	$1,988,160
COST OF REVENUE	1,812,918	495,675	3,066,138	1,060,810
GROSS PROFIT	1,639,841	683,389	2,207,360	927,350

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	1,338,177	404,756	2,030,694	904,302

OPERATING INCOME	301,664	278,633	176,666	23,048

OTHER (INCOME) EXPENSE
BAD DEBT RECOVERY	(25,000)	---	(125,000)	---
GAIN ON EXTINGUISHMENT OF DEBT	---	(304,833)	---	(304,833)
LIFE INSURANCE PROCEEDS	(500,000)	---	(500,000)	---
INTEREST EXPENSE	5,622	6,302	11,776	11,957
TOTAL OTHER (INCOME) EXPENSE, net	(519,378)	(298,531)	(613,224)	(292,876)

INCOME BEFORE INCOME TAX	821,042	577,164	789,890	315,924

INCOME TAX EXPENSE	99,000	0	99,000	4,426

NET INCOME	$722,042	$577,164	$690,890	$311,498
Basic Net Income Per Common Share	$0.74	$0.56	$0.71	$0.30
Diluted Net Income Per Common Share	$0.73	$0.56	$0.70	$0.30
Weighted Average Number of Common Shares – Basic	976.330	1,028,863	975,761	1,028,863
Weighted Average Number of Common Shares - Diluted	993,470	1,030,901	987,595	1,033,131

See accompanying notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2021	1,028,863	$30,866	$19,909,230	$(16,032,364)	$3,907,732

Amortization of stock based compensation			8,598		8,598
Net loss				(265,666)	(265,666)
BALANCE – March 31, 2021	1,028,863	$30,866	$19,917,828	$(16,298,030)	$3,650,664
Amortization of stock based compensation			8,598		8,598
Net income				577,164	577,164
BALANCE – June 30, 2021	1,028,863	$30,866	$19,926,426	$(15,720,866)	$4,236,426
BALANCE – January 1, 2022	975,074	$29,252	$19,740,837	$(15,306,180)	$4,463,909

Issuance of additional Common Stock in connection with cashless exercise of options	1,256	38	(38)		0
Amortization of stock based compensation			11,499		11,499

Net loss				(31,152)	(31,152)
BALANCE – March 31, 2022	976,330	$29,290	19,752,298	(15,337,332)	$4,444,256
Amortization of stock based compensation			11,499		11,499
Net income				722,042	722,042
BALANCE – June 30, 2022	976,330	$29,290	$19,763,797	$(14,615,290)	$5,177,797

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$690,890	$311,498
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	66,256	53,140
Stock based compensation	22,998	17,196
Changes in operating assets and liabilities:
Accounts receivable, trade	(166,999)	(14,041)
Inventories	(80,477)	(19,615)
Income tax receivable	573,678	---
Prepaid expenses	222,420	(174,929)
Customer deposits	74,079	2,512
Accounts payable	268,780	43,016
Accrued expenses	(73,153)	(6,502)
TOTAL ADJUSTMENTS	907,582	(99,223)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,598,472	212,275

CASH FLOWS FROM INVESTING ACTIVITIES
Life insurance receivable	(500,000)	---
Purchase of property and equipment	(1,644)	(78,044)
NET CASH USED IN INVESTING ACTIVITIES	(501,644)	(78,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Extinguishment of debt	---	(304,833)
Issuance of notes payable	---	76,000
Payment of right of use leases payable	(22,541)	(13,762)
Repayment of notes payable	(6,609)	(1,843)
NET CASH USED IN FINANCING ACTIVITIES	(29,150)	(244,438)

NET CHANGE IN CASH AND RESTRICTED CASH	1,067,678	(110,207)

CASH AND RESTRICTED CASH – Beginning	2,446,906	1,899,082
CASH AND RESTRICTED CASH – Ending	$3,514,584	$1,788,875

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$11,776	$11,957
Income taxes	$162,100	$4,426

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

The condensed consolidated balance sheet as of June 30, 2022 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2022 and its results of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2022 not misleading. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any full year or any other interim period.

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

For the period July 20, 2020 through March 31, 2022, sightseeing tour operators experienced much lower demand for tours as compared to pre-pandemic levels of activity. Beginning in April 2022, sightseeing tour operators have seen an increase in activity and a much higher demand for tours. There can be no assurance that this increased activity will continue as demand for sightseeing tours will depend on future developments in the COVID-19 pandemic, including the duration and spread and related travel advisories and restrictions and the impact on overall demand for air travel. The COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO.

NOTE 2 – Liquidity and Material Agreements

As of June 30, 2022, we had cash and restricted cash of $3,514,584 and a working capital surplus of $4,194,988. We generated revenue of $5,273,498 and had net income of $690,890 for the six months ended June 30, 2022. For the six months ended June 30, 2022, cash flows included net cash provided by operating activities of $1,598,472, net cash used in investing activities of $501,644, and net cash used in financing activities of $29,150.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the Securities and Exchange Commission (the “SEC”), on March 15, 2018 the Company entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Note”). On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. The Bank notified the Company of its decision to discontinue the Key Bank Acquisition Note, effective June 30, 2021. There were no amounts due under the Changes of Terms Agreement at June 30, 2022 or 2021.

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Bank notified the Company in 2022 that LIBOR had been replaced with Daily Simple SOFR. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note or Key Bank Term Note at June 30, 2022 or 2021.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017. Additionally, since June 1, 2016, the Company has been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021 and gave the City of New York two one-year options to extend the term of the Concession Agreement. The term of the Concession Agreement was subsequently extended by the City through April 30, 2023 by the City’s exercise of both two one-year option renewals.

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by two children and a grandchild of a former officer and director of the Company. The Company incurred management fees with Empire Aviation of approximately $836,000 and $0 during the six months ended June 30, 2022 and 2021, respectively. Empire Aviation has notified the Company they believe additional fees are due under their management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense as disclosed in the Company’s 2021 Annual Report on Form 10-K (Note 15. Contingent Liabilities).

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the six months ended June 30, 2022 and 2021, we incurred approximately $601,000 and $28,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

Cash and restricted cash

The Company maintains its cash with various financial institutions which often exceeds federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions. Amounts included in restricted cash are a deposit required by the Concession Agreement with NYEDC and aggregated $425,000 at June 30, 2022 and 2021.

Net Income Per Common Share

Net income was $690,890 and $311,498 for the six months ended June 30, 2022 and 2021, respectively. Net income was $722,042 and $577,164 for the three months ended June 30, 2022 and 2021, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding, basic	976,330	1,028,863	975.761	1,028,863
Common shares upon exercise of options and warrants	17,140	2,038	11,834	4,268
Weighted average common shares outstanding, diluted	993,470	1,030,901	987,595	1,033,131

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2022 and 2021, the Company incurred stock-based compensation of $22,998 and $17,196, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2022, the unamortized fair value of the options totaled $22,997 and the weighted average remaining amortization period of the options approximated five years.

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

Inventories consist of the following:

	June 30, 2022	December 31, 2021
Parts inventory	$118,873	$102,763
Fuel inventory	182,780	115,364
Other inventory	21,928	24,977
Total inventory	$323,581	$243,104

Included in fuel inventory are amounts held for third parties of $3,803 and $28,042 as of June 30, 2022 and December 31, 2021, respectively, with an offsetting liability included as part of accrued expenses.

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

NOTE 7 – Changes in Management

On June 29, 2022, the Company filed a Form 8-K with the SEC announcing that the Company’s President, Chief Executive Officer, and Director, Ronald J. Ricciardi, had passed away on June 23, 2022. In a subsequent Form 8-K filed with the SEC on July 11, 2022, the Company announced that the Company’s Director, Samuel Goldstein, had been appointed to serve as President and Chief Executive Officer.

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

For the period July 20, 2020 through March 31, 2022, sightseeing tour operators experienced much lower demand for tours as compared to pre-pandemic levels of activity. Beginning in April 2022, sightseeing tour operators have seen an increase in activity and a much higher demand for tours. There can be no assurance that this increased activity will continue as demand for sightseeing tours will depend on future developments in the COVID-19 pandemic, including the duration and spread and related travel advisories and restrictions and the impact on overall demand for air travel. The COVID-19 pandemic has had a less substantial impact on our operations at our Kansas FBO and MRO.

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

REVENUE AND OPERATING RESULTS

Comparison of Continuing Operations from the Three and Six Months Ended June 30, 2022 and June 30, 2021.

REVENUE

Total revenue from operations increased by 192.8 percent to $3,452,759 for the three months ended June 30, 2022 as compared with corresponding prior-year period revenue of $1,179,064.

For the three months ended June 30, 2022, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items increased by 142.6 percent to approximately $1,617,000 as compared to approximately $667,000 in the three months ended June 30, 2021. This increase was attributable to the higher volume of gallons and price of aviation gasoline sold at both our New York and Kansas locations compared to the second quarter of 2021.

For the three months ended June 30, 2022, revenue from operations associated with services and supply items increased by 370.3 percent to approximately $1,782,000 as compared to approximately $379,000 in the three months ended June 30, 2021. This increase was attributable to increased demand for services at our New York location compared to the second quarter of 2021.

For the three months ended June 30, 2022 all other revenue from operations decreased by 60.1 percent to approximately $53,000 as compared to approximately $133,000 in the three months ended June 30, 2021. This decrease was attributable to a decrease in non-aeronautical revenue generated at our New York location compared to the same period last year.

Total revenue increased by 165.2 percent to $5,273,498 for the six months ended June 30, 2022 as compared with corresponding prior-year period revenue of $1,988,160.

For the six months ended June 30, 2022, revenue from operations associated with the sale of jet fuel, aviation gasoline and related items increased by 123.6 percent to approximately $2,623,000 as compared to approximately $1,173,000 in the six months ended June 30, 2021. This increase was attributable to the higher volume of gallons and price of aviation gasoline sold at both our New York and Kansas locations compared to the same period in 2021.

For the six months ended June 30, 2022, revenue from operations associated with services and supply items increased by 305.1 percent to approximately $2,570,000 as compared to approximately $634,000 in the six months ended June 30, 2021. This increase was attributable to the increased demand for services at our New York location compared to the second quarter of 2021.

For the six months ended June 30, 2022, all other revenue from operations decreased by 55.8 percent to approximately $80,000 as compared to approximately $181,000 in the six months ended June 30, 2021. This decrease was attributable to a decrease in non-aeronautical revenue generated by our Heliport compared to the same period last year.

GROSS PROFIT

Total gross profit from operations increased by 140.0 percent to $1,639,841 in the three months ended June 30, 2022 compared to $683,389 in the three months ended June 30, 2021. Gross profit was positively impacted by an increase in activity and much higher demand for tours at our New York location. Gross margin decreased to 47.5 percent in the three months ended June 30, 2022 as compared to 58.0 percent in the same period in the prior year. This decrease in gross margin is largely attributable to Cares Act tax credits recorded by the Company in the second quarter of 2021 period which were not available in 2022.

Total gross profit from operations increased by 138.0 percent to $2,207,360 in the six months ended June 30, 2022 as compared to $927,350 in the six months ended June 30, 2021. Gross margin decreased to 41.9 percent in the six months ended June 30, 2022 as compared to 46.6 percent in the same period in the prior year. The increase in gross profit and decrease in gross margin were a result of the items discussed above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses (“SG&A”) were approximately $1,166,000 in the three months ended June 30, 2022, representing an increase of approximately $887,000 or 319.0 percent, as compared to the same period in 2021. The increase in SG&A for the three months ended June 30, 2022 was primarily attributable to increased fees due under the Company’s Concession Agreement with the City of New York and management agreement with Empire Aviation. SG&A in the six months ended June 30, 2022 were approximately $1,731,000, representing an increase of approximately $1,070,000 or 161.9 percent, as compared to the same period in 2021. The increase in SG&A operating expenses for the six months ended June 30, 2022 were primarily attributable to increases in amounts due under agreement as described above for the three month period.

Corporate SG&A was approximately $172,000 for the three months ended June 30, 2022, representing an increase of approximately $46,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $299,000 for the six months ended June 30, 2022, representing an increase of approximately $56,000 as compared with the corresponding prior year period. The increase in both the three and six month periods on a year-over-year basis, were largely attributable to non-recurring miscellaneous expenses in the second quarter of 2022.

OPERATING INCOME

Operating income for the six months ended June 30, 2022 was $176,666 as compared to operating income of $23,048 in the six months ended June 30, 2021. The increase in operating income was largely attributable to more activity and much higher demand for tours at our New York location.

Depreciation and Amortization

Depreciation and amortization were approximately $66,000 and $53,000 for the six months ended June 30, 2022 and 2021, respectively. The increase in depreciation and amortization was largely attributable to depreciation related to our right of use assets.

Interest Expense

Interest expense for the six months ended June 30, 2022 and June 30, 2021 was approximately $12,000 in both periods.

Bad Debt Recovery

Bad Debt Recovery for the six months ended June 30, 2022 was $125,000 as compared to $0 in the same period in 2021. The increase in bad debt recovery is attributable to collection of amounts previously deemed uncollectable in 2020.

Life Insurance Proceeds

As part of an employment agreement with the Company’s President, Chief Executive Officer, and Director, Ronald J. Ricciardi, the Company was required to provide Executive Life Insurance insuring the life of Mr. Ricciardi during the term of the agreement. The term policy was to be in the amount of $1 million, with one-half (1/2) of the proceeds thereof directed to such beneficiary or beneficiaries of Mr. Ricciardi may from time to time appoint, and one-half (1/2) of the proceeds directed to the Company. As discussed in Note 7 to the financial statements, Mr Ricciardi passed away on June 23, 2022. The Company has recorded the life insurance receivable of $500,000 as Other Income during the period ending June 30, 2022.

Income Tax

Income tax expense for the six months ended June 30, 2022 and 2021 was $99,000 and $4,426, respectively. The increase in income tax is attributable to higher net income in the six months ended June 30, 2022 compared to the same period in 2021.

Net income Per Share

Net income was $690,890 and $311,498 for the six months ended June 30, 2022 and 2021, respectively.

Basic net income per share for the six months ended June 30, 2022 and 2021 was $0.71 and $0.30, respectively. Diluted net income per share for the six months ended June 30, 2022 and 2021 was $0.70 and $0.30, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2022, we had cash and restricted cash of $3,514,584 and a working capital surplus of $4,194,988. We generated revenue of $5,273,498 and had net income of $690,890 for the six months ended June 30, 2022. For the six months ended June 30, 2022, cash flows included net cash provided by operating activities of $1,598,472, net cash used in investing activities of $501,644, and net cash used in financing activities of $29,150.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the Securities and Exchange Commission (the “SEC”), on March 15, 2018 the Company entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Note”). On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. The Bank notified the Company of its decision to discontinue the Key Bank Acquisition Note, effective June 30, 2021. There were no amounts due under the Changes of Terms Agreement at June 30, 2022 or 2021.

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to one-day LIBOR (adjusted daily) plus 2.75%. The Bank notified the Company in 2022 that LIBOR had been replaced with Daily Simple SOFR. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note or Key Bank Term Note at June 30, 2022 or 2021.

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

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by two children and a grandchild of a former officer and director of the Company. The Company incurred management fees with Empire Aviation of approximately $836,000 and $0 during the six months ended June 30, 2022 and 2021, respectively. Empire Aviation has notified the Company they believe additional fees are due under their management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense as disclosed in the Company’s 2021 Annual Report on Form 10-K (Note 15. Contingent Liabilities). The Company incurred management fees with Empire Aviation of approximately $836,000 and $0 during the six months ended June 30, 2022 and 2021, respectively.

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the six months ended June 30, 2022 and 2021, we incurred approximately $601,000 and $28,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

During the six months ended June 30, 2022, we had a net increase in cash of $1,067,678. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2022, net cash provided by operating activities was $1,598,472. This amount included an increase in operating cash related to net income of $690,890 and additions for the following items: (i) depreciation and amortization, $66,256; (ii) stock based compensation, $22,998; (iii) income tax receivable, $573,678; (iv) prepaid expenses, $222,420; (v) customer deposits, $74,079; and (vi) accounts payable, $268,780. These increases in operating activities were offset by the following items: (i) accounts receivable, trade, $166,999; (ii) inventories, $80,477; and (iii) accrued expenses, $73,153.

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

Cash from Investing Activities

For the six months ended June 30, 2022, net cash of $501,644 used in investing activities included a life insurance receivable of $500,000 and purchase of property and equipment of $1,644. For the six months ended June 30, 2021, net cash of $78,044 was used in investing activities for the purchase of property and equipment.

Cash from Financing Activities

For the six months ended June 30, 2022, net cash of $29,150 was used in financing activities for the following items: (i) payment of right of use leases, $22,541; and (ii) repayment of notes payable, $6,609. For the six months ended June 30, 2021, net cash of $244,438 was used in financing activities for the following items: (i) extinguishment of debt, $304,833; (ii) payment of right of use leases, $13,762; and (iii) repayment of notes payable, $1,843. These decreases in financing activities were offset by issuance of notes payable of $76,000.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our President and Chief Executive Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon, and as of the date of that evaluation, our management and our President and Chief Executive Officer, have concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6 - Exhibits

Exhibit No.	Description of Exhibit

31.1*	Rule 13a-14(a)/15d-14(a) Certification of principal executive officer. *

31.2*	Rule 13a-14(a)/15d-14(a) Certification of principal financial officer. *

32.1*	Section 1350 Certification. *

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE* 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: August 15, 2022	By:	/s/ Samuel Goldstein
Samuel Goldstein President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer