Form 10-Q
period 2022-09-30
Saker Aviation Services, Inc.
filed 2022-11-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2022

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

Yes ☐          No ☒

As of November 14, 2022, the registrant had 976,330 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2022

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and restricted cash	$4,714,669	$2,446,906
Accounts receivable	371,119	305,409
Assets held for sale	1,175,706	---
Inventories	7,946	243,104
Income tax receivable	119,899	693,578
Prepaid expenses	237,154	505,718
Total current assets	6,626,493	4,194,715

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,022,745 and $3,005,828, respectively	37,525	269,261

OTHER ASSETS
Right of use assets	324,111	387,860
Goodwill	---	750,000
Total other assets	324,111	1,137,860
TOTAL ASSETS	$6,988,129	$5,601,836

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$554,210	$212,221
Customer deposits	204,957	80,878
Accrued expenses	430,155	404,573
Note Payable – Current	57,240	9,315
Right of use leases payable – current portion	339,169	45,697
Total current liabilities	1,585,731	752,684

LONG-TERM LIABILITIES
Note Payable – Long Term	---	57,730
Right of use leases payable - less current portion	---	327,513
Total liabilities	1,585,731	1,137,927

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 976,330 and 975,074 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	29,290	29,252
Additional paid-in capital	19,775,296	19,740,837
Accumulated deficit	(14,402,188)	(15,306,180)
TOTAL STOCKHOLDERS’ EQUITY	5,402,398	4,463,909
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,988,129	$5,601,836

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUE	$2,601,799	$680,278	$5,744,342	$1,347,183
COST OF REVENUE	1,009,247	173,970	2,283,422	301,825
GROSS PROFIT	1,592,552	506,308	3,460,920	1,045,358

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,185,816	311,269	2,909,142	981,439

OPERATING INCOME FROM CONTINUING OPERATIONS	406,736	195,039	551,778	63,919

OTHER INCOME
BAD DEBT RECOVERY	---	---	125,000	---
LIFE INSURANCE PROCEEDS	---	---	500,000	---
GAIN ON EXTINGUISHMENT OF DEBT	---	---	---	304,833
TOTAL OTHER INCOME	0	0	625,000	304,833

INCOME FROM CONTINUING OPERATIONS, before income taxes	406,736	195,039	1,176,778	368,752

INCOME TAX EXPENSE	141,000	3,938	240,000	8,364
INCOME FROM CONTINUING OPERATIONS	265,736	191,101	936,778	360,388

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of income taxes	(52,634)	5,977	(32,786)	148,188

NET INCOME	$213,102	$197,078	$903,992	$508,576
Basic Net Income Per Common Share	$0.22	$0.19	$0.93	$0.49
Diluted Net Income Per Common Share	$0.22	$0.19	$0.91	$0.49
Weighted Average Number of Common Shares – Basic	976,330	1,028,863	975,953	1,028,863
Weighted Average Number of Common Shares - Diluted	988,795	1,031,627	988,418	1,032,648

See notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2021	1,028,863	$30,866	$19,909,230	$(16,032,364)	$3,907,732
Amortization of stock based compensation			8,598		8,598
Net loss				(265,666)	(265,666)
BALANCE – March 31, 2021	1,028,863	$30,866	$19,917,828	$(16,298,030)	$3,650,664
Amortization of stock based compensation			8,598		8,598
Net income				577,164	577,164
BALANCE – June 30, 2021	1,028,863	$30,866	$19,926,426	$(15,720,866)	$4,236,426
Amortization of stock based compensation			8,598		8,598
Net income				197,078	197,078
BALANCE – September 30, 2021	1,028,863	$30,866	$19,935,024	$(15,523,788)	$4,442,102
BALANCE – January 1, 2022	975,074	$29,252	$19,740,837	$(15,306,180)	$4,463,909
Issuance of additional Common Stock in connection with cashless exercise of options	1,256	38	(38)		0
Amortization of stock based compensation			11,499		11,499
Net loss				(31,152)	(31,152)
BALANCE – March 31, 2022	976,330	$29,290	19,752,298	(15,337,332)	$4,444,256
Amortization of stock based compensation			11,499		11,499
Net income				722,042	722,042
BALANCE – June 30, 2022	976,330	$29,290	$19,763,797	$(14,615,290)	$5,177,797
Amortization of stock based compensation			11,499		11,499
Net income				213,102	213,102
BALANCE – September 30, 2022	976,330	$29,290	$19,775,296	$(14,402,188)	$5,402,398

. See accompanying notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$903,992		$508,576
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	101,181		82,244
Stock based compensation	34,497		25,794
Changes in operating assets and liabilities:
Accounts receivable, trade	(65,710)		5,679
Inventories	13,437		(69,365)
Income tax receivable	573,679		--
Prepaid expenses	268,564		(179,151)
Customer deposits	124,079		2,512
Accounts payable	341,989		90,787
Accrued expenses	25,582		(22,687)
TOTAL ADJUSTMENTS	1,417,298		(64,187)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,321,290		444,389

CASH FLOWS FROM INVESTING ACTIVITIES
Life insurance receivable			---
Purchase of property and equipment	(9,680)		(78,044)
NET CASH USED IN INVESTING ACTIVITIES	(9,680)		(78,044)

CASH FLOWS FROM FINANCING ACTIVITIES
Extinguishment of debt	---		(304,833)
Issuance of notes payable	---		76,000
Payment of right of use leases payable	(34,041)		(20,781)
Repayment of notes payable	(9,806)		(5,520)
NET CASH USED IN FINANCING ACTIVITIES	(43,847)		(255,134)

NET CHANGE IN CASH AND RESTRICTED CASH	2,267,763		111,211

CASH AND RESTRICTED CASH – Beginning	2,446,906		1,899,082
CASH AND RESTRICTED CASH – Ending	$4,714,669		$2,010,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Reclassification of Inventory, Property and Equipment, net, Right of use assets and Goodwill to Assets held for .sale	$1,175,706	$	---

Cash paid during the periods for:
Interest	$17,965		$18,478
Income taxes	$194,006		$8,364

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

The condensed consolidated balance sheet as of September 30, 2022 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of September 30, 2022 and its results of operations, stockholders’ equity, and cash flows for the three and nine months ended September 30, 2022 not misleading. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any full year or any other interim period.

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

NOTE 2 – Liquidity and Material Agreements

As of September 30, 2022, we had cash and restricted cash of $4,714,669 and a working capital surplus of $5,040,762. We generated revenue from continuing operation of $5,744,342 and had net income of $903,992 for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, cash flows included net cash provided by operating activities of $2,321,290, net cash used in investing activities of $9,680, and net cash used in financing activities of $43,847.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the Securities and Exchange Commission (the “SEC”), on March 15, 2018 the Company entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Note”). On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. The Bank notified the Company of its decision to discontinue the Key Bank Acquisition Note, effective June 30, 2021. There were no amounts due under the Changes of Terms Agreement at September 30, 2022 or 2021.

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note or Key Bank Term Note at September 30, 2022 or 2021.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017. Additionally, since June 1, 2016, the Company has been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021 and gave the City of New York two one-year options to extend the term of the Concession Agreement. The term of the Concession Agreement was subsequently extended by the City through April 30, 2023 by the City’s exercise of both one-year option renewals.

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by two children and a grandchild of a former officer and director of the Company. The Company incurred management fees with Empire Aviation of approximately $1,622,000 and $0 during the nine months ended September 30, 2022 and 2021, respectively. Empire Aviation has notified the Company that it believes additional fees are due under the management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense as disclosed in the Company’s 2021 Annual Report on Form 10-K (Note 15. Contingent Liabilities).

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the nine months ended September 30, 2022 and 2021, we incurred approximately $1,089,000 and $104,000 in concession fees, respectively, which are recorded in the cost of revenue.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months with a monthly payment of $2,568 and an interest rate of 5.5%. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00. Subsequent to September 30, 2022, the refueling truck was sold in the sale of the Company’s Kansas subsidiary and the Truck Lease was paid in full. See Note 8.

On May 1, 2021, the Company’s Kansas subsidiary executed a promissory note for $76,000 with Avfuel Corporation (“Avfuel”) for the purchase of a Jet-A refueling truck (the “Truck Note”). The Truck Note requires six annual payments of $13,432.56 commencing April 30, 2022 with the entire balance of unpaid principal and interest due on, or before, April 30, 2028. Interest accrues at prime plus 3% on the outstanding principal amount. The Company is required to make prepayments against the Truck Note at the rate of $0.018 per gallon of fuel purchased under a fuel supply agreement between the Company and Avfuel. Subsequent to September 30, 2022, the Jet-A refueling truck was sold in the sale of the Company’s Kansas subsidiary and the Truck Note was paid in full. See Note 8.

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

Cash and restricted cash

The Company maintains its cash with various financial institutions which often exceeds federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions. Amounts included in restricted cash are a deposit required by the Concession Agreement with NYEDC and aggregated $425,000 at September 30, 2022 and 2021.

Net Income Per Common Share

Net income was $903,992 and $508,576 for the nine months ended September 30, 2022 and 2021, respectively. Net income was $213,102 and $197,078 for the three months ended September 30, 2022 and 2021, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding, basic	976,330	1,028,863	975,953	1,028,863
Common shares upon exercise of options and warrants	12,465	2,764	12,465	3,785
Weighted average common shares outstanding, diluted	988,795	1,031,627	988,418	1,032,648

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the nine months ended September 30, 2022 and 2021, the Company incurred stock-based compensation of $34,497 and $25,794, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2022, the unamortized fair value of the options totaled $11,498.

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

Inventories consist of the following:

	September 30, 2022		December 31, 2021
Parts inventory	$	---	$102,763
Fuel inventory		7,946	115,364
Other inventory		---	24,977
Total inventory		$7,946	$243,104

Included in fuel inventory are amounts held for third parties of $1,929 and $28,042 as of September 30, 2022 and December 31, 2021, respectively, with an offsetting liability included as part of accrued expenses.

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

NOTE 8 – Subsequent Events and Discontinued Operations

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC) on October 3, 2022, FBO Air-Garden City, Inc., (“GCK”) a wholly owned subsidiary of Saker Aviation Services, Inc. (the “Company”) entered into a FBO Transfer Agreement (the “Agreement”) with Crosby Flying Services, LLC (the “Buyer”) pursuant to which GCK agreed (i) to sell to the Buyer substantially all of its assets (the “Assets”) and none of its liabilities, and (ii) to a seven year non-competition covenant (the “Non-Compete”) whereby the Company, including its subsidiaries and affiliates, will not engage in any business involving the operation of a fixed based operation supplying aviation fuels and lubricants or the supply of other goods or provision of services typically supplied or performed at fixed base operations at airports at any facility located within one hundred (100) miles of the Garden City Regional Airport in Garden City, Kansas (the “Airport”), for $1.6 million.

As disclosed in a Current Report on Form 8-K filed with the SEC on November 2, 2022, on October 31, 2022 (the “Closing Date”), the Company closed on the sale of the Assets to the Buyer and became subject to the Non-Compete, for an aggregate purchase price of $1.5 million, after certain closing adjustments. The Buyer paid the purchase price on the Closing Date less $160,000 which is to be paid in cash upon the first anniversary of the Closing Date subject to GCK’s and the Company’s compliance with the Non-Compete, pursuant to the Agreement.

GCK results of operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021. The assets sold by GCK have been re-classed to “Assets Held For Sale” in the Condensed Consolidated Balance Sheets as of September 30, 2022.

Assets held for sale are as follows:

September 30, 2022
Inventory	$221,722
Property and equipment, net	181,398
Right of Use Asset	22,586
Goodwill	750,000
Total assets held for sale	$1,175,706

Components of discontinued operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue	$1,165,101	$771,539	$3,296,055	$2,092,794
Cost of revenue	1,040,797	607,406	2,832,759	1,540,362
Gross profit	124,304	164,133	463,296	552,432
Operating expenses	170,748	151,634	478,117	385,766
Operating (loss) income from discontinued operations	(46,444)	12,499	(14,821)	166,666
Interest expense	6,190	6,522	17,965	18,478
Net (loss) gain from discontinued operations	(52,634)	5,977	(32,786)	148,188
Basic net (loss) income per common share	(0.05)	0.01	(0.03)	0.14
Weighted average number of shares outstanding, basic	976,330	1,028,863	975,953	1,028,863

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

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport and until October 31, 2022 as an FBO and MRO at the Garden City (Kansas) Regional Airport.

The Garden City facility became part of our company as a result of our acquisition of the FBO assets of Central Plains Aviation, Inc. in March 2005 and of Aircraft Services, Inc. in October 2016. Subsequent to September 30, 2022, the Garden City facility was sold and we no longer maintain an FBO or MRO at the Garden City (Kansas) Regional Airport.

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

REVENUE AND RESULTS OF CONTINUING OPERATIONS

DISCONTINUED OPERATIONS

As disclosed in a Current Report on Form 8-K filed with the SEC on November 2, 2022, on October 31, 2022 (the “Closing Date”), the Company completed the asset sale of its subsidiary FBO Air-Garden City, Inc. (“GCK”) to Crosby Flying Services, LLC (the “Buyer”) for an aggregate purchase price of approximately $1.5 million, after certain closing adjustments. The Buyer paid the purchase price on the Closing Date less $160,000 which is to be paid in cash upon the first anniversary of the Closing Date subject to GCK’s and the Company’s compliance with a Non-Compete agreement. GCK results of operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021. The assets sold by GCK have been re-classed to “Assets Held For Sale” in the Condensed Consolidated Balance Sheets as of September 30, 2022.

Comparison of Continuing Operations from the Three and Nine Months Ended September 30, 2022 and September 30, 2021.

REVENUE

Total revenue from continuing operations increased by 282.5 percent to $2,061,799 for the three months ended September 30, 2022 as compared with corresponding prior-year period revenue of $680,278.

For the three months ended September 30, 2022, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items increased by 473.2 percent to approximately $626,000 as compared to approximately $109,000 in the three months ended September 30, 2021. This increase was attributable to the higher volume of gallons and price of aviation gasoline sold at our New York location compared to the third quarter of 2021.

For the three months ended September 30, 2022, revenue from continuing operations associated with services and supply items increased by 257.1 percent to approximately $1,791,000 as compared to approximately $502,000 in the three months ended September 30, 2021. This increase was attributable to increased demand for services at our New York location compared to the third quarter of 2021.

For the three months ended September 30, 2022 all other revenue from continuing operations increased by 165.8 percent to approximately $185,000 as compared to approximately $70,000 in the three months ended September 30, 2021. This decrease was attributable to an increase in non-aeronautical revenue generated at our New York location compared to the same period last year.

Total revenue from continuing operations increased by 326.4 percent to $ 5,744,342 for the nine months ended September 30, 2022 as compared with corresponding prior-year period revenue of $1,347,183.

For the nine months ended September 30, 2022, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items increased by 561.2 percent to approximately $1,395,000 as compared to approximately $211,000 in the nine months ended September 30, 2021. This increase was attributable to the higher volume of gallons and price of aviation gasoline sold at our New York location compared to the same period in 2021.

For the nine months ended September 30, 2022, revenue from continuing operations associated with services and supply items increased by 350.7 percent to approximately $4,115,000 as compared to approximately $913,000 in the nine months ended September 30, 2021. This increase was attributable to the increased demand for services at our New York location compared to the same period in 2021.

For the nine months ended September 30, 2022, all other revenue from continuing operations increased by 4.7 percent to approximately $233,000 as compared to approximately $223,000 in the nine months ended September 30, 2021. This increase was attributable to an increase in non-aeronautical revenue generated by our New York location compared to the same period in 2021.

GROSS PROFIT

Total gross profit from continuing operations increased by 214.5 percent to $1,592,552 in the three months ended September 30, 2022 compared to $506,308 in the three months ended September 30, 2021. Gross profit was positively impacted by an increase in activity and much higher demand for tours at our New York location. Gross margin decreased to 61.2 percent in the three months ended September 30, 2022 as compared to 74.4 percent in the same period in the prior year. This decrease in gross margin is largely attributable to Cares Act tax credits recorded by the Company in the second quarter of 2021 period which were not available in 2022.

Total gross profit from continuing operations increased by 231.1 percent to $3,460,920 in the nine months ended September 30, 2022 as compared to $1,045,358 in the nine months ended September 30, 2021. Gross margin decreased to 60.2 percent in the nine months ended September 30, 2022 as compared to 77.6 percent in the same period in the prior year. The increase in gross profit and decrease in gross margin were a result of the items discussed above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses (“SG&A”) from continuing operations were approximately $1,077,000 in the three months ended September 30, 2022, representing an increase of approximately $870,000 or 421.8 percent, as compared to the same period in 2021. The increase in SG&A for the three months ended September 30, 2022 was primarily attributable to increased fees due under the Company’s Concession Agreement with the City of New York and management agreement with Empire Aviation. SG&A in the nine months ended September 30, 2022 were approximately $2,501,000, representing an increase of approximately $1,868,000 or 294.8 percent, as compared to the same period in 2021. The increase in SG&A operating expenses for the nine months ended September 30, 2022 were primarily attributable to increases in amounts due under agreement as described above for the three month period.

Corporate SG&A from continuing operations was approximately $109,000 for the three months ended September 30, 2022, representing an increase of approximately $105,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $408,000 for the nine months ended September 30, 2022, representing an increase of approximately $60,000 as compared with the corresponding prior year period. The increase in the nine month periods on a year-over-year basis, were largely attributable to non-recurring miscellaneous expenses in the second quarter of 2022.

OPERATING INCOME

Operating income from continuing operations for the three months ended September 30, 2022 was $406,736 as compared to operating income of $195,039 in the three months ended September 30, 2021. Operating income from continuing operations for the nine months ended September 30, 2022 was $551,778 as compared to operating income of $63,919 in the nine months ended September 30, 2021. The increase in operating income for both periods was largely attributable to more activity and much higher demand for tours at our New York location.

Depreciation and Amortization

Depreciation and amortization were approximately $101,000 and $82,000 for the nine months ended September 30, 2022 and 2021, respectively. The increase in depreciation and amortization was largely attributable to depreciation related to our right of use assets.

Interest Expense

Interest expense for the nine months ended September 30, 2022 and September 30, 2021 was approximately $18,000 in both periods.

Bad Debt Recovery

Bad Debt Recovery for the nine months ended September 30, 2022 was $125,000 as compared to $0 in the same period in 2021. The increase in bad debt recovery is attributable to collection of amounts previously deemed uncollectable in 2020.

Life Insurance Proceeds

As part of an employment agreement with the Company’s President, Chief Executive Officer, and Director, Ronald J. Ricciardi, the Company was required to provide Executive Life Insurance insuring the life of Mr. Ricciardi during the term of the agreement. The term policy was to be in the amount of $1 million, with one-half (1/2) of the proceeds thereof directed to such beneficiary or beneficiaries of Mr. Ricciardi may from time to time appoint, and one-half (1/2) of the proceeds directed to the Company. As discussed in Note 7 to the financial statements, Mr Ricciardi passed away on June 23, 2022. The Company recorded the life insurance receivable of $500,000 as Other Income during the period ending June 30, 2022. The Company received the payment of $500,000 in life insurance proceeds in the third quarter ending September 30, 2022.

Income Tax

Income tax expense for the nine months ended September 30, 2022 and 2021 was $240,000 and $8,364 respectively. The increase in income tax is attributable to higher net income in the nine months ended September 30, 2022 compared to the same period in 2021.

Net income Per Share

Net income was $903,992 and $508,576 for the nine months ended September 30, 2022 and 2021, respectively.

Basic net income per share for the nine months ended September 30, 2022 and 2021 was $0.93 and $0.49, respectively. Diluted net income per share for the nine months ended September 30, 2022 and 2021 was $0.91 and $0.49, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2022, we had cash and restricted cash of $4,714,669 and a working capital surplus of $5,040,762. We generated revenue from continuing operation of $5,744,342 and had net income of $903,992 for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, cash flows included net cash provided by operating activities of $2,321,290, net cash used in investing activities of $9,680, and net cash used in financing activities of $43,847.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the Securities and Exchange Commission (the “SEC”), on March 15, 2018 the Company entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Note”). On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. The Bank notified the Company of its decision to discontinue the Key Bank Acquisition Note, effective June 30, 2021. There were no amounts due under the Changes of Terms Agreement at September 30, 2022 or 2021.

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note or Key Bank Term Note at September 30, 2022 or 2021.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017. Additionally, since June 1, 2016, the Company has been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the Downtown Manhattan Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021 and gave the City of New York two one-year options to extend the term of the Concession Agreement. The term of the Concession Agreement was subsequently extended by the City through April 30, 2023 by the City’s exercise of both one-year option renewals.

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Heliport, Empire Aviation which, as previously disclosed, is owned by two children and a grandchild of a former officer and director of the Company. The Company incurred management fees with Empire Aviation of approximately $1,622,000 and $0 during the nine months ended September 30, 2022 and 2021, respectively. Empire Aviation has notified the Company that it believes additional fees are due under the management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense as disclosed in the Company’s 2021 Annual Report on Form 10-K (Note 15. Contingent Liabilities).

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the nine months ended September 30, 2022 and 2021, we incurred approximately $1,089,000 and $104,000 in concession fees, respectively, which are recorded in the cost of revenue.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months with a monthly payment of $2,568 and an interest rate of 5.5%. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00. Subsequent to September 30, 2022, the refueling truck was sold in the sale of the Company’s Kansas subsidiary and the Truck Lease was paid in full. See Note 8.

On May 1, 2021, the Company’s Kansas subsidiary executed a promissory note for $76,000 with Avfuel Corporation (“Avfuel”) for the purchase of a Jet-A refueling truck (the “Truck Note”). The Truck Note requires six annual payments of $13,432.56 commencing April 30, 2022 with the entire balance of unpaid principal and interest due on, or before, April 30, 2028. Interest accrues at prime plus 3% on the outstanding principal amount. The Company is required to make prepayments against the Truck Note at the rate of $0.018 per gallon of fuel purchased under a fuel supply agreement between the Company and Avfuel. Subsequent to September 30, 2022, the Jet-A refueling truck was sold in the sale of the Company’s Kansas subsidiary and the Truck Note was paid in full. See Note 8.

During the nine months ended September 30, 2022, we had a net increase in cash of $2,267,763. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the nine months ended September 30, 2022, net cash provided by operating activities was $2,321,290. This amount included an increase in operating cash related to net income of $903,992 and additions for the following items: (i) depreciation and amortization, $101,181; (ii) stock based compensation, $34,497; (iii) inventories, 13,437; (iv) income tax receivable, $573,679; (v) prepaid expenses, $268,564; (vi) customer deposits, $124,079; (vii) accounts payable, $341,989; and (viii) accrued expenses, $25,582. These increases in operating activities were offset by an increase in accounts receivable, trade, of $65,710.

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

Cash from Investing Activities

For the nine months ended September 30, 2022, net cash of $9,680 used in investing activities for the purchase of property and equipment. For the nine months ended September 30, 2021, net cash of $78,044 was used in investing activities for the purchase of property and equipment.

Cash from Financing Activities

For the nine months ended September 30, 2022, net cash of $43,847 was used in financing activities for the following items: (i) payment of right of use leases, $34,041; and (ii) repayment of notes payable, $9,806. For the nine months ended September 30, 2021, net cash of $255,134 was used in financing activities for the following items: (i) extinguishment of debt, $304,833; (ii) payment of right of use leases, $20,781; and (iii) repayment of notes payable, $5,520. These decreases in financing activities were offset by issuance of notes payable of $76,000.

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

10.1+

FBO Transfer Agreement between FBO Air-Garden City Inc. and Crosby Flying Services, LLC dated September 27, 2022, incorporated by reference from exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2022.

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

* Filed herewith

+ Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and   Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

By:

Date: November 14, 2022		/s/ Samuel Goldstein
Samuel Goldstein President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer