Form 10-K
period 2022-12-31
Saker Aviation Services, Inc.
filed 2023-04-17
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of such business day was $3,277,495.

As of March 31, 2023, the Registrant had 976,330 shares of its Common Stock, par value $0.03 per share, issued and outstanding.

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

General

Saker Aviation Services, Inc. (“we”, “us”, “our”) is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. Through our subsidiaries, we operate in the aviation services segment of the general aviation industry, in which we serve as the operator of a heliport.

We were formed on January 17, 2003 as a proprietorship and were incorporated in Arizona on January 2, 2004. We became a public company as a result of a reverse merger transaction on August 20, 2004 with Shadows Bend Development, Inc., an inactive public Nevada corporation, and subsequ.ly changed our name to FBO Air, Inc. On December 12, 2006, we changed our name to FirstFlight, Inc. On September 2, 2009, we changed our name to Saker Aviation Services, Inc.

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport and until October 31, 2022 as a fixed base operation (“FBO”) and a provider of aircraft maintenance and repair services (“MRO”) at the Garden City (Kansas) Regional Airport. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

Our business activities at the Downtown Manhattan (New York) Heliport facility (the “New York Heliport”) commenced in November 2008 when we were awarded the Concession Agreement by the City of New York to operate the New York Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services.

We believe the tourism industry has been historically cyclical, with revenue correlated to general U.S. economic conditions. Although not truly seasonal in nature, the spring and summer months tend to generate higher levels of revenue and our operations generally follow that trend. The COVID-19 pandemic contributed to a decline in travel and tourism related businesses and general economic conditions in the United States and significantly disrupted our business and operations in the year ended December 31, 2021 and the first quarter of 2022, as well as disrupted business operations in the United States and globally. Beginning in April 2022, sightseeing tour operators saw an increase in activity and a much higher demand for tours. There can be no assurance that this increased activity will continue as demand for sightseeing tours will depend on future developments of the COVID-19 pandemic, including the duration and spread and any future related travel advisories and restrictions and associated impact on overall demand for air travel. The COVID-19 pandemic had a less substantial impact on our former operations at our Kansas FBO and MRO. Please see Item 1A. “Risk Factors” below.

Concession Agreement for New York Heliport

We are a party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the New York Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, we must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments.

We and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, we have not been allowed to permit our tenant operators to conduct tourist flights from the New York Heliport on Sundays since April 1, 2016. We are also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments we are required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017. Additionally, since June 1, 2016, we have been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the New York Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. The Air Tour Agreement also extended the Concession Agreement for 30 months and gave the City of New York two one-year options to extend the term of the Concession Agreement. The term of the Concession Agreement was subsequently extended by the City of New York through April 30, 2023 by the city’s exercise of both its two one-year option renewals

On February 15, 2023, it was reported in the public record that NYCEDC would be bringing a new Concession Agreement with the Company as the operator of the Downtown Manhattan Heliport to the Franchise and Concession Review Committee meeting on March 3, 2023. The item was subsequently pulled off the agenda, with NYCEDC announcing on April 7, 2023 that the previous Request for Proposals ("RFP") had been cancelled and that it is their intention to put out a new RFP in 2023. Saker's current Concession Agreement terminates on April 30, 2023. The Company has been notified by NYCEDC that the Company will receive a new permit to operate the heliport from May 1, 2023 until a new RFP process is concluded. The Company is currently working with NYCEDC on the new agreement and expects to file a Form 8-K once the new agreement is finalized.

Lease for Garden City (Kansas) Regional Airport

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC) on October 3, 2022, FBO Air-Garden City, Inc., (“GCK”), one of our wholly owned subsidiaries entered into a FBO Transfer Agreement (the “Transfer Agreement”) with Crosby Flying Services, LLC ( “Crosby”) pursuant to which GCK agreed (i) to sell to Crosby substantially all of its assets and none of its liabilities, and (ii) to a seven year non-competition covenant (the “Non-Compete”) whereby we, including our subsidiaries and affiliates, agreed not to engage in any business involving the operation of a fixed based operation supplying aviation fuels and lubricants or the supply of other goods or provision of services typically supplied or performed at fixed base operations at airports at any facility located within one hundred (100) miles of the Garden City Regional Airport in Garden City, Kansas, for $1.6 million.

As disclosed in a Current Report on Form 8-K filed with the SEC on November 2, 2022, on October 31, 2022 (the “Closing Date”), the transaction contemplated by the Transfer Agreement closed and we became subject to the Non-Compete, for an aggregate purchase price of, after certain closing adjustments, approximately $1.5 million. The Crosby paid the purchase price on the Closing Date less $160,000 which is to be paid in cash upon the first anniversary of the Closing Date subject to GCK’s and our compliance with the Non-Compete, pursuant to the Transfer Agreement. Both GCK leases, which allowed us to operate at the Garden City Regional Airport, were terminated by Garden City as of the October 31, 2022 closing date.

Suppliers and Raw Materials

We obtain supplies from a variety of sources, generally from more than one supplier. Our suppliers are both domestic and foreign, and we believe that our sources of supplies and materials are adequate to meet our needs for the foreseeable future. We do not believe the loss of any one supplier would have a material adverse effect on our business or results of operations. We generally purchase our supplies on the open market, where certain commodities have fluctuated in price significantly in recent years. We have not experienced any significant shortage of our key supplies.

Marketing and Sales

The main goal of our marketing and sales efforts was to increase traffic at both our Kansas facility and New York Heliport, which we believed would then drive revenue through the sale of our products and services. Our marketing and sales efforts at our Kansas location ceased with the sale of our Kansas operation on October 31, 2022. Going forward, our marketing and sales effort will be to focus advertising efforts in the environments (web, periodical and industry publications) which we believe will increase our incremental revenue from our customer’s sale of services at our New York Heliport. We intend to continue to invest in improvements to our sales and marketing strategies to drive revenue growth.

Government Approvals

The aviation services that we provide are performed on government owned real estate properties. Accordingly, at times we will need to obtain certain consents or approvals from governmental entities in conjunction with our operations. There can be no assurance that we will obtain further consents or approvals on favorable terms or be able to renew existing consents or approvals on favorable terms, if at all.

Government Regulation

We are subject to a variety of governmental laws and regulations that apply to companies in the aviation industry. These include, among other matters, compliance with the Federal Aviation Administration (“FAA”) rules and regulations, and local, regional and national rules and regulations as they relate to environmental matters. The FAA, from time to time, issues directives and other regulations relating to the management, maintenance and operation of facilities, including the potential of emergency regulations, such as those related to public health crises including pandemics and epidemics. Additionally, we may be subject to government procurement regulations as they relate to obtaining new agreements or renewing or extending existing agreements with governmental entities. Compliance with those requirements may cause us to incur significant expenditures. The proposal and enactment of additional laws and regulations, as well as any charges that we have not complied with any such laws and regulations, could significantly increase the cost of our operations and reduce overall revenue. We believe we are in compliance with, and intend to continue to comply with, all applicable government regulations but cannot provide assurance that compliance with existing laws and regulations or that laws or regulations enacted in the future will not adversely affect our business and results of operations. The adoption of new regulations could result in increased costs and have an adverse impact on our results of operations, including, for example, regulations that restricted air travel such as reduced seating capacity or possible temporary orders to cease operations as a result of public health crises.

Customers

In 2021, the Company’s accounts receivable primarily comprised of two customers at our New York Heliport. These customers continued to operate throughout 2021, but at substantially reduced levels of operation when compared to pre-COVID-19 levels. For the fiscal year ended December 31, 2021, these two customers represented approximately $180,000, or 59.8%, of the balance of our accounts receivable. In addition, these two customers represented approximately 27.6% of our revenue in 2021.

One of the Company’s former customers resumed operations at our New York Heliport from March 2022 through June 2022, when it ceased operation. A new tenant began operating at our New York Heliport in June 2022. Beginning in April 2022, the Company’s customers began operating at pre-pandemic levels which continued through the end of 2022. For the fiscal year ended December 31, 2022, three customers represented approximately $184,000, or 75%, of the balance of our accounts receivable. In addition, these three customers represented approximately 83 % of our revenue in 2022. The Company has a security deposit in place for each of these customers.

Competition

Our New York location is the only heliport authorized by New York City to perform sightseeing tours. Therefore, we face no direct competition in servicing this line of business. There are two other New York City heliports who offer fuel and corporate charter services that we face direct competition from in providing these services.

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

Employees

As of December 31, 2022, we employed 13 persons, 12 of whom were employed on a full-time basis. None of these employees were an executive officer. All of our personnel are employed in connection with our operations in New York.

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

ITEM 1A.          RISK FACTORS

Risks related to our business and operations:

The impact of pandemics, including the COVID-19 pandemic, or other epidemics or widespread health crises is difficult to predict and could materially and adversely affect our business and results of operations.

Our ability to generate revenues is highly sensitive to the strength of the economies in which we operate. Any adverse public health developments in locations where we conduct business, as well as any governmental restrictive measures implemented to control such outbreaks and consumer responses to such outbreaks, could have a material adverse impact on our financial condition. These impacts, which are highly uncertain and cannot be accurately predicted, could be significant and long term. Further, any actions taken to mitigate any health crises could lead to an economic recession. For example, ." The COVID-19 pandemic has impacted the global and United States economies. Federal, state, and local governments implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which negatively impacted our operations and those of our customers. As a result of the COVID-19 pandemic, on March 17, 2020 all sightseeing tour operations at the New York Heliport ceased. On July 20, 2020, New York City started Phase 4 of the city’s reopening. Sightseeing tour operators at the New York Heliport restarted operations under this phase. For the period July 20, 2020 through March 31, 2022, sightseeing tour operators experienced much lower demand for tours as compared to pre-pandemic levels of activity. Beginning in April 2022 and through the date of this report, sightseeing tour operators have seen an increase in activity and a much higher demand for tours. The COVID-19 pandemic had a less substantial impact on our operations at our Kansas FBO and MRO.

Further, there can be no assurance that cost constraint actions, if any, in response to the pandemic or any future crisis, will offset possible future impacts of the crisis. While restrictions related to the COVID-19 pandemic have eased, the ultimate impact of it or any other public health crisis on our business and results of operations will depend on, among other things, the severity and length of the health crisis, the duration, effectiveness, and extent of the mitigation measures and actions designed to contain the outbreak, the emergence, contagiousness, and threat of new and different strains of the disease, the availability and efficacy of vaccines and effective treatments, public acceptance of the vaccines, changes in customer and consumer behavior as a result of the crisis, as well as the resulting economic conditions and how quickly and to what extent normal economic and operating conditions resume, all of which are highly uncertain. Such extraordinary events and their aftermaths can cause investor fear and panic, which could further materially and adversely affect our operations, the economies in which we operate, and the financial markets generally in ways that cannot necessarily be predicted. The effects of the COVID-19 pandemic, or any future public health crisis, and mitigation measures taken in response, have had and could have a material negative impact on our business and results of operations and may amplify many of the other risk factors disclosed elsewhere in this "Item 1A. Risk Factors."

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

We could be adversely affected by the loss of our Concession Agreement with the City of New York.

All of our business is conducted and reliant on the New York Heliport. Any disruption in business at the New York Heliport or additional restrictions imposed on the operations of the New York Heliport by the NYCEDC could adversely impact our results of operations. Additionally, our business depends on us remaining as the operator of the New York Heliport. Our current Concession Agreement with the City of New York expires April 30, 2023.

On February 15, 2023, it was reported in the public record that NYCEDC would be bringing a new Concession Agreement with the Company as the operator of the Downtown Manhattan Heliport to the Franchise and Concession Review Committee meeting on March 3, 2023. The item was subsequently pulled off the agenda, with NYCEDC announcing on April 7, 2023 that the previous Request for Proposals ("RFP") had been cancelled and that it is their intention to put out a new RFP in 2023. Saker's current Concession Agreement terminates on April 30, 2023. The Company has been notified by NYCEDC that the Company will receive a new permit to operate the heliport from May 1, 2023 until a new RFP process is concluded. The Company is currently working with NYCEDC on the new agreement and expects to file a Form 8-K once the new agreement is finalized.

Our business is subject to extensive governmental regulation.

We are subject to extensive regulatory requirements that could result in significant costs. For example, the FAA, from time to time, issues directives and other regulations relating to the management, maintenance and operation of facilities, including the potential of emergency regulations, such as those related to public health crises including pandemics and epidemics. Additionally, we may be subject to government procurement regulations as they relate to obtaining new agreements or renewing or extending existing agreements with governmental entities. Compliance with those requirements may cause us to incur significant expenditures. The proposal and enactment of additional laws and regulations, as well as any charges that we have not complied with any such laws and regulations, could significantly increase the cost of our operations and reduce overall revenue. We cannot provide assurance that compliance with existing laws and regulations or that laws or regulations enacted in the future will not adversely affect our business and results of operations.

We must maintain and add key management and other personnel.

Our future success is heavily dependent on the performance of our managers. Our growth and future success depends, in large part, on the continued contributions of management and our ability to retain management.

Our growth and future success also depends on our ability to motivate and retain these personnel or hire other persons. Although we believe we will be able to retain and hire qualified personnel, we can give no assurance that we will be successful in retaining and recruiting such personnel in sufficient numbers to increase revenue, maintain profitability or successfully implement our growth strategy. If we lose the services of management or any of our key personnel, or are not able to retain or hire qualified personnel, our business could be adversely affected.

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

As of December 31, 2022, our executive officers, directors and their family members and associates, collectively, are entitled to vote 284,876 shares, or 29% of the 976,330 shares of our outstanding shares of common stock. Accordingly, and because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our Board of Directors, which is currently comprised of two independent directors, one non-independent director, and one executive officer/director.

General risk factors:

Potential additional financings, the granting of additional stock options and any anti-dilution provisions in potential future derivative securities could further dilute our existing stockholders.

As of December 31, 2022, there were 976,330 shares of our common stock outstanding. If all of our outstanding options were exercised, there would be 1,043,824 shares outstanding, an increase of approximately 6.9%. Any further issuances due to additional equity financings, or the granting of additional options could further dilute our existing stockholders, which could cause the value of our common stock to decline.

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

As of March 31, 2023, the Company operates the New York Heliport pursuant to the Concession Agreement and has no leased offices or hangar space.

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

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2021	$4.00	$2.16

June 30, 2021	$2.95	$2.30

September 30, 2021	$3.20	$2.19

December 31, 2021	$3.85	$2.35

March 31, 2022	$4.20	$2.50

June 30, 2022	$4.91	$4.10

September 30, 2022	$4.78	$3.51

December 31, 2022	$5.75	$4.10

Stock Repurchases

On November 17, 2021, the Company agreed to purchase all of the shares of the Company’s common stock owned by the Company’s former President and Chief Executive Officer, Mr. Ronald Ricciardi. The purchase price for the 53,789 shares was $204,399, or $3.80 a share, the previous day closing price of the Company’s stock. All of Mr. Ricciardi’s shares were canceled by the Company.

Holders

As of March 31, 2023, there were approximately 156 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncer‐tainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by such forward-looking statements. We therefore caution you against relying on any of these forward-looking statements because they are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include our services and pricing, the impact of the COVID-19 pandemic, general economic conditions, our ability to raise additional capital and the other risk factors contained in Item 1A of this report.

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

Overview

Saker Aviation Services, Inc. is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. Through our subsidiaries, we operate in the aviation services segment of the general aviation industry, in which we serve as the operator of a heliport.

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

Our business activities are carried out as the operator of the New York Heliport and until October 31, 2022 as an FBO and MRO at the Garden City (Kansas) Regional Airport. On October 31, 2022, the Garden City facilities were sold and we no longer maintain an FBO or MRO at the Garden City (Kansas) Regional Airport.

Our business activities at the New York Heliport commenced in November 2008 when we were awarded the Concession Agreement by the City of New York to operate the New York Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services. On February 15, 2023, it was reported in the public record that NYCEDC would be bringing a new Concession Agreement with the Company as the operator of the Downtown Manhattan Heliport to the Franchise and Concession Review Committee meeting on March 3, 2023. The item was subsequently pulled off the agenda, with NYCEDC announcing on April 7, 2023 that the previous Request for Proposals ("RFP") had been cancelled and that it is their intention to put out a new RFP in 2023. Saker's current Concession Agreement terminates on April 30, 2023. The Company has been notified by NYCEDC that the Company will receive a new permit to operate the heliport from May 1, 2023 until a new RFP process is concluded. The Company is currently working with NYCEDC on the new agreement and expects to file a Form 8-K once the new agreement is finalized.

The COVID-19 pandemic has impacted the global and United States economies. Federal, state, and local governments implemented certain travel restrictions, “stay-at-home” orders, and social distancing initiatives which negatively impacted our operations and those of our customers. As a result of the COVID-19 pandemic, on March 17, 2020 all sightseeing tour operations at the New York Heliport ceased. On July 20, 2020, New York City started Phase 4 of the city’s reopening. Sightseeing tour operators at the New York Heliport restarted operations under this phase.

For the period July 20, 2020 through March 31, 2022, sightseeing tour operators experienced much lower demand for tours as compared to pre-pandemic levels of activity. Beginning in April 2022, sightseeing tour operators had an increase in activity and a much higher demand for tours.

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

Consolidated Statement of Operations Data:	Year Ended December 31, 2022	Year Ended December 31, 2021
(in thousands, except for share and per share data)
Revenue	$7,599	$2,400
Operating income, before income tax expense	$732	$441
Other income, before income tax expense	$628	$308

Income from continuing operations, before income taxes	$1,361	$749
Income tax expense	$(300)	$(150)
Discontinued operations (loss) income, net of income taxes	$186	$127
Net Income	$1,247	$726

Net income per share – basic	$1.28	$0.71
Net income per share – diluted	$1.26	$0.71
Weighted average number of shares – basic	976,048	1,023,709
Weighted average number of shares – diluted	987,149	1,026,729

Balance Sheet Data: (in thousands)	December 31, 2022	December 31, 2021
Working capital surplus	$5,740	$3,442
Total assets	$6,913	$5,602
Total liabilities	$1,130	$1,138
Stockholders’ equity	$5,783	$4,464
Total liabilities and Stockholders’ equity	$6,913	$5,602

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results for the Years Ended December 31, 2022 and December 31, 2021.

REVENUE AND RESULTS OF CONTINUING OPERATIONS

DISCONTINUED OPERATIONS

As disclosed in a Current Report on Form 8-K filed with the SEC on November 2, 2022, on October 31, 2022, the Company sold its subsidiary FBO and MRO operations of FBO Air-Garden City, Inc. (“GCK”) to Crosby Flying Services, LLC (”Crosby”) for an aggregate purchase price of $1.6 million. Crosby paid the purchase price on October 31, 2022 less $160,000 (the “Installment Payment”) which is to be paid in cash upon the first anniversary of the Closing Date. The Installment Payment is subject to GCK’s and the Company’s compliance with a Non-Compete agreement. GCK results of operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for the year ended December 31, 2022 and 2021.

Comparison of Continuing Operations from the Twelve Months Ended December 31, 2022 and December 31, 2021.

REVENUE

Revenue from continuing operations increased by 216.6 percent to $7,598,597 for the twelve months ended December 31, 2022 as compared with corresponding prior-year period revenue of $2,400,316.

For the twelve months ended December 31, 2022, revenue from continuing operations associated with services and supply items increased by 240.7 percent to approximately $5,747,000 as compared to approximately $1,687,000 in the twelve months ended December 31, 2021. This increase was attributable to increased demand for services at our New York location in 2022 compared to the prior year, which was negatively impacted by the COVID-19 pandemic.

For the twelve months ended December 31, 2022, revenue from continuing operations associated with the sale of jet fuel and related items increased by 261.6 percent to approximately $1,582,000 as compared to approximately $438,000 in the twelve months ended December 31, 2021. This increase was attributable to the higher volume of gallons and price of jet fuel sold at our New York location in 2022 compared to the prior year, which was negatively impacted by the COVID-19 pandemic.

For the twelve months ended December 31, 2022, all other revenue from continuing operations decreased by 2.4 percent to approximately $269,000 as compared to approximately $276,000 in the twelve months ended December 31, 2021.

GROSS PROFIT

Total gross profit increased 152.8 percent to $4,613,317 in the twelve months ended December 31, 2022 as compared to $1,824,954 in the twelve months ended December 31, 2021. Gross margin was 60.7 percent for the twelve months ended December 31, 2022 as compared to 76.0 percent for the same period in 2021. Gross profit for the year ended December 31, 2021 was positively impacted by Employee Retention Tax Credits due the Company under the CARES Act. These credits were recorded in the second and third quarters of 2021. The increase in gross profit is also related to higher levels of activity at our New York location in 2022 as compared to the prior year. The decrease in gross margin is related to the higher cost of jet fuel and higher costs associated with services and supplies in 2022 as compared to the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses (“SG&A”) were $3,880,902 in the twelve months ended December 31, 2022, an increase of $2,496,494, or 180.3 percent, as compared to the same period in 2021.

SG&A associated with our New York operations were approximately $3,329,000 in the twelve months ended December 31, 2022, an increase of approximately $2,416,000, or 264.6 percent, as compared to the twelve months ended December 31, 2021. SG&A associated with our New York operations, as a percentage of revenue, was 43.8 percent for the twelve months ended December 31, 2022, as compared with 38.0 percent in the corresponding prior year period. The increase in SG&A was primarily attributable to increased fees due under the Company’s management agreement and fees due the NYCEDC in 2022 compared to the prior year due to pre-pandemic levels of activity beginning in April, 2022.

Corporate SG&A was approximately $552,000 for the twelve months ended December 31, 2022, representing an increase of approximately $81,000, or 17.2 percent, as compared with the corresponding prior year period. The increase in Corporate SG&A on a year-over-year basis was largely attributable to non-recurring expenses in 2022.

OPERATING INCOME

Operating income for the year ended December 31, 2022 was $732,414 as compared to operating income of $440,546 in the year ended December 31, 2021. The increase in operating income on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization was approximately $100,089 and $128,990 for the twelve months ended December 31, 2022 and 2021, respectively. The decrease in depreciation expense was attributable to assets becoming fully depreciated in 2022.

Interest Income and Expense

Interest income was $3,302 and $3,780 for the twelve months ended December 31, 2022 and 2021, respectively. Interest expense for the year ended December 31, 2022 was $17,979, as compared to $24,823 in the same period in 2021. Interest expense in both years is included in gain (loss) from discontinued operations. The decrease in interest expense on a year-over-year basis was due primarily to the repayment of notes payable in connection with the sale of our Kansas operation on October 31, 2022.

Impairment of Goodwill and Other Intangibles

We had $0 and $750,000 of goodwill at December 31, 2022 and 2021, respectively. The Company’s goodwill was included in the sale of the Company’s Kansas location on October 31, 2022.

Income Tax Expense

Income tax expense for the twelve months ended December 31, 2022 was approximately $300,000, as compared to $150,000 in the same period in 2021. The increase in income tax expense is attributable to higher net income in the twelve months ended December 31, 2022 as compared to 2021.

Net Income Per Share

Net income for the twelve months ended December 31, 2022 was $1,246,621 as compared to net income of $726,184 in the twelve months ended December 31, 2021. The increase in net income was attributable to higher revenue at our New York location as well as an increase in other income in 2022 as compared to 2021.

Basic net income per share for the twelve months ended December 31, 2022 was $1.28 as compared to basic net income per share of $0.71 in 2021. Diluted net income per share for the twelve months ended December 31, 2022 was $1.26 as compared to diluted net income per share of $0.71 in 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and restricted cash of $5,977,157 and a working capital surplus of $5,739,663. We generated revenue from continuing operations of $7,598,597 and had net income of $1,246,621 for the year ended December 31, 2022. For the year ended December 31, 2022, cash flows included net cash provided by operating activities of $2,435,018, net cash provided by investing activities of $1,201,853, and net cash used in financing activities of $106,620.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the SEC, on March 15, 2018 the Company entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Note”). On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. The Bank notified the Company of its decision to discontinue the Key Bank Acquisition Note, effective June 30, 2021. There were no amounts due under the Key Bank Acquisition Note as of the date it was discontinued. All amounts due under the Key Bank Term Note have been repaid.

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at December 31, 2022 or 2021.

On August 14, 2020, the Company was granted a loan from the Bank (the “Loan”) in the amount of $304,833, pursuant to the Paycheck Protection Program (PPP) under Division, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a note dated August 14, 2020, was to mature in August 2025 and bore interest at a rate of 1% per annum and was payable in monthly installments commencing on, or before, October 31, 2021 if not forgiven and legally released. At December 31, 2020, in accordance with FASB ASC 470, Debt, and ASC 405-20, Liabilities – Extinguishment of Liabilities, the Company recorded the cash inflow from the Loan as a liability, and cash flows from financing, pending legal release from the obligation by the U.S. Small Business Administration (“S.B.A.”). The Company used the Loan proceeds for eligible expenses during the covered period and the Loan was forgiven and legally released by the S.B.A. in full in the second quarter of 2021. The Company recorded the forgiveness of the Loan as a gain on extinguishment of debt – PPP Loan in 2021.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the New York Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the New York Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement be reduced by 50%, effective January 1, 2017. Additionally, since June 1, 2016, the Company has been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the New York Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021 and gave the City of New York two one-year options to extend the term of the Concession Agreement. The term of the Concession Agreement was subsequently extended by the City through April 30, 2023 by the City’s exercise of both one-year option renewals.

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the New York Heliport, Empire Aviation. The Company incurred management fees with Empire Aviation of approximately $2,138,000 and $0 during the twelve months ended December 31, 2022 and 2021, respectively. Empire Aviation notified the Company that it believes additional fees are due under the management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense as disclosed in the Company’s 2021 Annual Report on Form 10-K (Note 10. Contingent Liabilities).

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the twelve months ended December 31, 2022 and 2021, we incurred approximately $1,509,000 and $192,000 in concession fees, respectively, which are recorded in the cost of revenue.

On February 15, 2023, it was reported in the public record that NYCEDC would be bringing a new Concession Agreement with the Company as the operator of the Downtown Manhattan Heliport to the Franchise and Concession Review Committee meeting on March 3, 2023. The item was subsequently pulled off the agenda, with NYCEDC announcing on April 7, 2023 that the previous Request for Proposals ("RFP") had been cancelled and that it is their intention to put out a new RFP in 2023. Saker's current Concession Agreement terminates on April 30, 2023. The Company has been notified by NYCEDC that the Company will receive a new permit to operate the heliport from May 1, 2023 until a new RFP process is concluded. The Company is currently working with NYCEDC on the new agreement and expects to file a Form 8-K once the new agreement is finalized.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months with a monthly payment of $2,568 and an interest rate of 5.5%. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00. The refueling truck was included in the sale of the Company’s Kansas subsidiary and the Truck Lease was paid in full at closing.

On May 1, 2021, the Company’s Kansas subsidiary executed a promissory note for $76,000 with Avfuel Corporation (“Avfuel”) for the purchase of a Jet-A refueling truck (the “Truck Note”). The Truck Note requires six annual payments of $13,432.56 commencing April 30, 2022 with the entire balance of unpaid principal and interest due on, or before, April 30, 2028. Interest accrues at prime plus 3% on the outstanding principal amount. The Company is required to make prepayments against the Truck Note at the rate of $0.018 per gallon of fuel purchased under a fuel supply agreement between the Company and Avfuel. The Jet-A refueling truck was included in the sale of the Company’s Kansas subsidiary and the Truck Note was paid in full at closing.

During the twelve months ended December 31, 2022, we had a net increase in cash of $3,530,251. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2022, net cash provided by operating activities was $1,712,556. This amount included an increase in operating cash related to net profit of $1,246,621 and additions for the following items: (i) depreciation, $100,089; (ii) stock based compensation, $71,995; (iii) accounts receivable, $60,866; (iv)inventories, $227,091; (v) income tax receivable, $573,679; (vi) prepaid expenses, $150,805; (vii) customer deposits, $123,755; (viii) accounts payable, $116,284; and (vii) accrued expenses, $192,689. The increase in cash provided by operating activities in 2022 was offset by the following item: (i) gain on sale of assets, $431,318 and life insurance proceeds (500,000). For the year ended December 31, 2021, net cash provided by operating activities was $813,751. This amount included an increase in operating cash related to net profit of $726,184 and additions for the following items: (i) depreciation, $128,990; (ii) stock based compensation, $34,392; (iii) extinguishment of debt, $304,833; (iv)income tax receivable, $261,922; (v) customer deposits, $2,512; (vi) accounts payable, $150,200; and (vii) accrued expenses, $185,266. The increase in cash provided by operating activities in 2021 was offset by the following items: (i) accounts receivable, trade, $43,308; (ii) inventories, $79,485; and (iii) prepaid expenses, $248,089.

Cash from Investing Activities

For the year ended December 31, 2022, net cash provided by investing activities was $1,424,315. This amount included (i) net proceeds from sale of assets, $1,440,000; and (ii) the purchase of property and equipment, $15,685. For the year ended December 31, 2021, net cash used in investing activities was $81,544 for purchases of property and equipment.

Cash from Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $393,380. This amount included proceeds from life insurance $500,000 offset by (i) repayment of notes payable, $67,045; and (ii) repayment of right of use lease payables, $39,575. For the year ended December 31, 2021, net cash used in financing activities was $184,383. This amount included an addition for the issuance of notes payable of $76,000 offset by the following items: (i) purchase and cancellation of common stock, $204,399; (ii) repayment of notes payable, $8,955; and (iii) repayment of right of use leases, $47,029.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable

In 2021, the Company’s accounts receivable was primarily comprised of two customers at our New York Heliport. These customers continued to operate throughout 2021, but at substantially reduced levels of operation when compared to pre-pandemic levels. For the fiscal year ended December 31, 2021, these two customers represented approximately $180,000, or 59.8%, of the balance of accounts receivable. In addition, these two customers represented approximately 27.6% of our revenue in 2021. The Company has a security deposit in place in connection with both of these receivables.

In March 2022, one of the Company’s former customers resumed operations. In June 2022, this customer ceased operating. In June 2022, a new tenant began operating at our New York Heliport. Beginning in April 2022, the Company’s customers began operating at pre-pandemic levels which continued through the end of 2022. For the fiscal year ended December 31, 2022, the Company’s three customers represented approximately $184,000, or 75%, of the balance of accounts receivable. In addition, these three customers represented approximately 83 % of our revenue in 2022. The Company has a security deposit in place for each of these customers.

Goodwill and Intangible Assets

Goodwill and intangibles that are deemed to have indefinite lives are not amortized but, instead, are to be reviewed at each reporting period for impairment. We assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. We performed an analysis of our goodwill and intangible assets at December 31, 2021. The Company had no goodwill recorded as of December 31, 2022 due to the sale of the Company’s Kansas location on October 31, 2022.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods. During 2020 we experienced a decrease in demand and minimal activity in our business. The extent of the impact of COVID-19 on our operational and financial performance cannot be predicted and will depend on future developments, including the duration and spread of the outbreak, related travel advisories and restrictions. Accordingly, we have established a valuation allowance on net deferred assets. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2019.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	19

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2022 and 2021	21

Consolidated Statements of Operations For the Years Ended December 31, 2022 and 2021	22

Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2022 and 2021	23

Consolidated Statements of Cash Flows For the Years Ended December 31, 2022 and 2021	24

Notes to Consolidated Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Contingent Liabilities

As described in Note 14 to the consolidated financial statements, Management assesses matters to determine whether it can reasonably estimate the amount of a loss contingency and whether the loss is probable. Where the reasonable estimate of the probable loss is a range, Management records as an accrual in its financial statements the most likely estimate of the loss or the low end of the range, if there is no best estimate. Management either discloses the amount of a possible loss or range of a loss in excess of the recorded accrual or states that such an estimate cannot be made. Management discloses significant contingencies even where the liability is not probable or the amount of the loss is not estimable, or both, if management believes there is at least a reasonable possibility that a loss may be incurred.

The principal considerations for our determination that performing procedures relating to loss contingencies is a critical audit matter are the significant judgment by Management when assessing the likelihood of a loss being incurred and when estimating the loss or range of loss for each contingency, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating Management’s assessment of the liabilities and disclosure associated with loss contingencies.

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

Kingston, Pennsylvania

April 17, 2023

PCAOB ID No. 448

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS

CURRENT ASSETS
Cash and restricted cash	$5,977,157	$1,647,097
Accounts receivable	244,543	209,835
Non-Compete receivable	160,000	-
Inventories	13,551	740
Income tax receivable	119,899	693,578
Prepaid expenses	354,913	413,792
Assets of discontinued operations	-	1,229,673
Total current assets	6,870,063	4,194,715

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,111,462 and $3,093,877 respectively	42,862	46,407

Assets of discontinued operations	-	1,360,714
TOTAL ASSETS	$6,912,925	$5,601,836

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$328,505	$115,303
Customer deposits	204,633	80,878
Accrued expenses	597,262	378,468
Liabilities of discontinued operations	-	178,035
Total liabilities	1,130,400	752,684

LONG-TERM LIABILITIES
Liabilities of discontinued operations	-	385,243
TOTAL LIABILITIES	1,130,400	1,137,927

STOCKHOLDERS’ EQUITY
Preferred stock - $ 0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 976,330 and 975,074 shares issued and outstanding as of December 31, 2022 and 2021, respectively	29,290	29,252
Additional paid-in capital	19,812,794	19,740,837
Accumulated deficit	(14,059,559)	(15,306,180)
TOTAL STOCKHOLDERS’ EQUITY	5,782,525	4,463,909
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,912,925	$5,601,836

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

REVENUE	$7,598,597	$2,400,316
COST OF REVENUE	2,985,281	575,362
GROSS PROFIT	4,613,316	1,824,954

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,880,902	1,384,408

OPERATING INCOME	732,414	440,546

OTHER INCOME:
BAD DEBT RECOVERY	125,000	-
LIFE INSURANCE PROCEEDS, FORMER PRESIDENT	500,000	-
GAIN ON EXTINGUISHMENT OF DEBT – PPP LOAN	-	304,833
INTEREST INCOME	3,302	3,780
TOTAL OTHER INCOME	628,302	308,613

INCOME FROM CONTINUING OPERATIONS, before income taxes	1,360,716	749,159
INCOME TAX EXPENSE	(300,000)	(150,000)
INCOME FROM CONTINUING OPERATIONS, net	1,060,716	599,159

DISCONTINUED OPERATIONS:
(Loss) Income from	(65,413)	179,125
Gain on Sale of Assets	431,318	-
Income tax expense	(180,000)	(52,100)
INCOME FROM DISCONTINUED OPERATIONS, net of income taxes	185,905	127,025

NET INCOME	$1,246,621	$726,184

Basic Net Income Per Common Share	$1.28	$0.71

Diluted Net Income Per Common Share	$1.26	$0.71

Weighted Average Number of Common Shares – Basic	976,048	1,023,709
Weighted Average Number of Common Shares – Diluted	987,149	1,026,729

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2021	1,028,863	$30,866	$19,909,230	$(16,032,364)	$3,907,732
Amortization of stock based compensation			34,392		34,392
Purchase and cancellation of Common Stock	(53,789)	(1,614)	(202,785)		(204,399)
Net income				726,184	726,184

BALANCE – December 31, 2021	975,074	$29,252	$19,740,837	$(15,306,180)	$4,463,909

Amortization of stock based compensation			71,995		71,995

Issuance of Common Stock in connection with a cashless exercise of stock options	1,256	38	(38)		0

Net income				1,246,621	1,246,621

BALANCE – December 31, 2022	976,330	$29,290	$19,812,794	$(14,059,559)	$5,782,525

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,246,621	$726,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,089	128,990
Life insurance proceeds	(500,000)	-
Stock based compensation	71,995	34,392
Gain on sale of assets	(431,318)	-
Gain on extinguishment of debt - PPP loan	-	(304,833)
Changes in operating assets and liabilities:
Accounts receivable	60,866	(43,308)
Inventories	7,091	(79,485)
Income tax receivable	573,679	261,922
Prepaid expenses	150,805	(248,089)
Customer deposits	123,755	2,512
Accounts payable	116,284	150,200
Accrued expenses	192,689	185,266
TOTAL ADJUSTMENTS	465,935	87,567

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,712,556	813,751

CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from sale of assets	1,440,000	-
Purchase of property and equipment	(15,685)	(81,544)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,424,315	(81,544)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase and cancellation of common stock	-	(204,399)
Proceeds from notes payable	-	76,000
Proceeds from life insurance	500,000	-
Repayment of notes payable	(67,045)	(8,955)
Repayment of right of use leases payable	(39,575)	(47,029)
NET CASH, PROVIDED BY (USED IN) FINANCING ACTIVITIES	393,380	(184,383)

NET CHANGE IN CASH AND RESTRICTED CASH	3,530,251	547,824

CASH AND RESTRICTED CASH – Beginning	2,446,906	1,899,082
CASH AND RESTRICTED CASH – Ending	$5,977,157	$2,446,906

NON-CASH INVESTING ACTIVITIES
Net proceeds from sale of assets was reduced by issuance of a note receivable	$160,000	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$17,979	$24,823
Income taxes	$216,546	$8,364

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
Notes To Consolidated Financial Statements

NOTE 1 - Nature of Operations

Our business activities are carried out by FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), a wholly-owned subsidiary, as the operator of the New York Heliport via a concession agreement with the City of New York. FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“GCK”), a wholly-owned subsidiary and, until October 31, 2022, provided services as a fixed base operator (“FBO”) and as a provider of aircraft maintenance, repair and overhaul (“MRO”). FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

NOTE 2 – Liquidity and Material Agreements

As of December 31, 2022, we had cash and restricted cash of $5,977,157 and a working capital surplus of $5,739,663. We generated revenue from continuing operations of $7,598,597 and had net income of $1,246,621 for the year ended December 31, 2022. For the year ended December 31, 2022, cash flows included net cash provided by operating activities of $1,712,556, net cash provided by investing activities of $1,424,315, and net cash provided by financing activities of $393,380.

As disclosed in a Current Report on Form 8-K filed on March 21, 2018 with the SEC, on March 15, 2018 the Company entered into a loan agreement (the “Loan Agreement”) with Key Bank National Association (the “Bank”). The Loan Agreement contains three components: (i) a $2,500,000 acquisition line of credit (the “Key Bank Acquisition Note”); (ii) a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”); and (iii) a $338,481 term loan (the “Key Bank Term Note”). On October 11, 2018, and as subsequently amended, the Company entered into a new loan agreement with the Bank (as so amended, the “Change of Terms Agreement”) which modified the original terms of the Key Bank Acquisition Note. The Bank notified the Company of its decision to discontinue the Key Bank Acquisition Note, effective June 30, 2021. There were no amounts due under the Key Bank Acquisition Note as of the date it was discontinued. All amounts due under the Key Bank Term Note have been repaid.

The Key Bank Revolver Note, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at December 31, 2022 or 2021.

On August 14, 2020, the Company was granted a loan from the Bank (the “Loan”) in the amount of $304,833, pursuant to the Paycheck Protection Program (PPP) under Division, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a note dated August 14, 2020, was to mature in August 2025 and bore interest at a rate of 1% per annum and was payable in monthly installments commencing on, or before, October 31, 2021 if not forgiven and legally released. At December 31, 2020, in accordance with FASB ASC 470, Debt, and ASC 405-20, Liabilities – Extinguishment of Liabilities, the Company recorded the cash inflow from the Loan as a liability, and cash flows from financing, pending legal release from the obligation by the U.S. Small Business Administration (“S.B.A.”). The Company used the Loan proceeds for eligible expenses during the covered period and the Loan was forgiven and legally released by the S.B.A. in full in the second quarter of 2021. The Company recorded the forgiveness of the Loan as a gain on extinguishment of debt – PPP Loan in 2021.

The Company is party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the New York Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company must pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments.

As disclosed in a Current Report on Form 8-K filed with the SEC on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the New York Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession

Agreement be reduced by 50%, effective January 1, 2017. Additionally, since June 1, 2016, the Company has been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the New York Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021 and gave the City of New York two one-year options to extend the term of the Concession Agreement. The term of the Concession Agreement was subsequently extended by the City through April 30, 2023 by the City’s exercise of both one-year option renewals.

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the New York Heliport, Empire Aviation. The Company incurred management fees with Empire Aviation of approximately $2,138,000 and $0 during the twelve months ended December 31, 2022 and 2021, respectively. Empire Aviation notified the Company that it believes additional fees are due under the management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense (See Note 10. Contingent Liabilities).

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the twelve months ended December 31, 2022 and 2021, we incurred approximately $1,509,000 and $192,000 in concession fees, respectively, which are recorded in the cost of revenue.

On February 15, 2023, it was reported in the public record that NYCEDC would be bringing a new Concession Agreement with the Company as the operator of the Downtown Manhattan Heliport to the Franchise and Concession Review Committee meeting on March 3, 2023. The item was subsequently pulled off the agenda, with NYCEDC announcing on April 7, 2023 that the previous Request for Proposals ("RFP") had been cancelled and that it is their intention to put out a new RFP in 2023. Saker's current Concession Agreement terminates on April 30, 2023. The Company has been notified by NYCEDC that the Company will receive a new permit to operate the heliport from May 1, 2023 until a new RFP process is concluded. The Company is currently working with NYCEDC on the new agreement and expects to file a Form 8-K once the new agreement is finalized.

On April 20, 2018, the Company’s Kansas subsidiary entered into a purchase lease with Commerce Bank for a refueling truck (the “Truck Lease”). The Truck Lease commenced on May 1, 2018 and continues for 60 months with a monthly payment of $2,568 and an interest rate of 5.5%. At the end of the Truck Lease, the Company’s subsidiary may purchase the vehicle for $1.00. The refueling truck was included in the sale of the Company’s Kansas subsidiary and the Truck Lease was paid in full at closing.

On May 1, 2021, the Company’s Kansas subsidiary executed a promissory note for $76,000 with Avfuel Corporation (“Avfuel”) for the purchase of a Jet-A refueling truck (the “Truck Note”). The Truck Note requires six annual payments of $13,432.56 commencing April 30, 2022 with the entire balance of unpaid principal and interest due on, or before, April 30, 2028. Interest accrues at prime plus 3% on the outstanding principal amount. The Company is required to make prepayments against the Truck Note at the rate of $0.018 per gallon of fuel purchased under a fuel supply agreement between the Company and Avfuel. The Jet-A refueling truck was included in the sale of the Company’s Kansas subsidiary and the Truck Note was paid in full at closing.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FFH and GCK. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and restricted cash

The Company maintains its cash with various financial institutions which often exceeds federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions. Amounts included in restricted cash are a deposit required by the Concession Agreement with NYEDC and aggregated $425,000 at December 31, 2022 and 2021.

Accounts Receivable and Revenue Concentration

In 2021, the Company’s accounts receivable was primarily comprised of two customers at our New York Heliport. These customers continued to operate throughout 2021, but at substantially reduced levels of operation when compared to pre-pandemic levels. For the fiscal year ended December 31, 2021, these two customers represented approximately $180,000, or 59.8%, of the balance of accounts receivable. In addition, these two customers represented approximately 27.6% of our revenue in 2021.

One of the Company’s former customers resumed operations at our New York Heliport from March 2022 through June 2022, when it ceased operations again. A new tenant began operating at our New York Heliport in June 2022. Beginning in April 2022, the Company’s customers began operating at pre-pandemic levels which continued through the end of 2022. For the fiscal year ended December 31, 2022, three customers represented approximately $184,000, or 75%, of the balance of accounts receivable. In addition, these three customers represented approximately 80 % of our revenue in 2022. The Company has a security deposit in place for each of these customers.

Inventories

Inventory consists primarily of aviation fuel which is stated at lower of cost or net realizable valve determined by the first in first out method.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives as set forth in Note 5. Amortization of leasehold improvements is provided using the straight-line method over the shorter of their estimated useful life or lease term, including renewal option periods expected to be exercised. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

Goodwill

Goodwill that is deemed to have an indefinite life is not amortized but, instead, are to be reviewed at each reporting period for impairment. The Company assessed potential impairment of goodwill using qualitative factors by considering various factors including macroeconomic conditions, industry and market conditions, cost factors, a sustained share price or market capitalization decrease and any reporting unit specific events. The Company performed an analysis of its goodwill at December 31, 2021 and deemed no impairment necessary. The Company’s goodwill was part of the Company’s sale if its Kansas subsidiary assets at a closing that occurred on October 31, 2022.

Leases

At December 31, 2021, our consolidated balance sheets include a right of use asset of approximately $387,000, a long-term lease liability of approximately $328,000, and a short-term liability of approximately $46,000. The Company’s right of use assets and right of use lease liabilities were included in the sale of our Kansas location on October 31, 2022.

Revenue Recognition

The Company recognizes revenue from ground-based services, such as fueling. Revenue for the sale of ground-based services is recognized as a sale of services at the time the service is performed and provided to customers. Revenue for the sale of aircraft fuel is recognized at the time products are delivered to customers. Customers are invoiced at the time the services are performed and the associated revenue is recognized in the period it is earned.

Customer Deposits

Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services. Customer deposits amounted to approximately $204,000 and $81,000 at December 31, 2022 and December 31, 2021, respectively.

Advertising

The Company expenses all advertising costs as incurred. Advertising expense for the years ended December 31, 2022 and 2021 was approximately $0 and $3,000, respectively. The company had previously expended funds to advertise services at its Kansas location.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods due to the uncertainty of future taxable income. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2019.

Discontinue Operations

A component of the Company is classified as a discontinued operation when (i) the operations and cash flows of the component of the Company can be clearly distinguished and have been or will be eliminated from our ongoing operations; (ii) the component has either been disposed of or is classified as held for sale; and (iii) we will not have any significant continuing involvement in the operations of the component of the Company after the disposal transactions. Significant judgments are involved in determining whether a component meets the criteria for discontinued operations reporting and the period in which these criteria are met.

If a component of the Company is reported as a discontinued operation, the results of operations through the date of sale, including any gain or loss recognized on the disposition, are presented on a separate line of the Statements of Operations.

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Year Ended December 31,
	2022(1)	2021(1)
Weighted average common shares outstanding, basic	976,048	1,023,709
Common shares upon exercise of options	11,101	3,020
Weighted average common shares outstanding, diluted	987,149	1,026,729

(1)

Common shares of 26,664 and 36,663 underlying outstanding stock options for the years ended December 31, 2022 and 2021, respectively, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the years ended December 31, 2022 and 2021, the Company incurred stock based compensation of $71,995 and $34,392, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2022, the unamortized fair value of the options totaled $76,000 and the weighted average remaining amortization period of the options approximated five years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2022 and 2021 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2022	2021
Dividend yield	0%	0%
Expected volatility	4,918%	732%
Risk-free interest rate	3.99%	1.26%
Expected lives (in years)	5.0	5.0

The weighted average fair value of the options on the date of grants, using the fair value based methodology during the years ended December 31, 2022 and 2021, was $1.84 and $0.74, respectively.

NOTE 4 – Property and Equipment, net

Property and equipment consist of the following:

	December 31,		Estimated
	2022	2021	Useful Life
Office furniture and equipment (in years)	413,574	407,570	3	–	7
Leasehold improvements (in years)	2,740,750	2,732,714	10	–	20
Total	3,154,324	3,140,284
Less: accumulated depreciation and amortization	(3,111,462)	(3,093,877)
Property and equipment, net	$42,862	$46,407

Depreciation and amortization expense for the years ended December 31, 2022 and 2021 was approximately $100,089 and $128,990, respectively.

NOTE 5 – Income Taxes

The Company’s deferred tax assets consisted of the following:

	December 31,
Deferred tax assets:	2022	2021
Stock based compensation	$86,000	$72,000
Property and equipment	385,000	399,000
Total deferred tax assets	471,000	471,000
Valuation Allowance	(471,000)	(471,000)

Deferred tax asset – net of valuation allowance	$-	$-

Decrease in valuation allowance	$-	$(55,000)

The valuation allowance fluctuated due to the uncertainty of future taxable income.

The provision for income taxes from continuing operations using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2022	2021
Tax at statutory rate	21.0%	21.0%
Extinguishment of debt (PPP loan)	-	(6.9)
Life insurance proceeds	(11.7)	-
State and local income taxes, net of federal	12.7	5.9%
Effective income tax expense rate	22.0%	20.0%

Income tax receivable principally consists of funds due from the taxing authorities resulting from the carryback of net operating loss to prior tax years.

NOTE 6 – Stockholders’ Equity

Common Stock

A summary of the Company’s shares of Common Stock outstanding at December 31, 2022 is presented in the table below:

Number of shares outstanding
December 31, 2021	975,074
Issuance of common stock in connection with a cashless exercise of a stock option	1,256
December 31, 2022	976,330

Stock Options

On August 27, 2019, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Incentive Plan of 2019 (the “2019 Plan”) at which time the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) was terminated and no future awards could be issued under the 2005 plan. As of December 31, 2022, 9,999 options were outstanding under the 2005 Plan.

The 2019 Plan is administered by the Company’s Compensation Committee and provides for 185,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Compensation Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. The fair value of stock options are calculated in accordance with FASB ASC Topic 718. As of December 31, 2022 and 2021, there were 127,505 and 148,337 shares, respectively, available for grant as options under the 2019 Plan.

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2021	53,328	$3.384
Granted	13,332	3.450
Expired	(6,666)	2.250
Balance, December 31, 2021	59,994	$2.184
Granted	20,832	4.90
Exercised	(3,333)	2.580
Expired	(9,999)	3.240
Balance, December 31, 2022	67,494	$4.04

A summary of the Company’s stock options outstanding at December 31, 2022 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$4.00	7,500	4.66	-	$-
$5.40	13,332	4.92	-	$-
$3.45	13,332	3.92	13,332	$10,416
$2.58	9,999	2.92	9,999	$16,511
$5.60	13,332	1.92	13,332	$-
$2.40	9,999	.92	9,999	$18,311
TOTALS	67,494		46,662	$45,238

Preferred Stock

As of December 31, 2022 and 2021, the Company has 333,306 shares of preferred stock authorized and none of which is issued and outstanding. On February 27, 2019, the Company filed with the Secretary of State of the state of Nevada a certificate of amendment to our articles of incorporation. The amendment provided for, among other things, a reduction in the number of authorized shares of preferred stock to 333,306. The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine. As of December 31, 2022 and 2021, there were no shares of preferred stock outstanding.

NOTE 7 – Employee Benefit Plan

The Company maintains a 401K Plan which covers all employees of the Company (the “401K Plan”). Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides that the Company match each participant's contribution at 100% up to 4% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $40,000 and $36,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 8 – Discontinued Operations

As disclosed in a Current Report on Form 8-K filed with the SEC on October 3, 2022, FBO Air-Garden City, Inc., (“GCK”), one of our wholly owned subsidiaries entered into a FBO Transfer Agreement (the “Transfer Agreement”) with Crosby Flying Services, LLC (“Crosby”) pursuant to which GCK agreed (i) to sell to Crosby substantially all of its assets and none of its liabilities, and (ii) to a seven year non-competition covenant (the “Non-Compete”) whereby we, including our subsidiaries and affiliates, agreed not to engage in any business involving the operation of a fixed based operation supplying aviation fuels and lubricants or the supply of other goods or provision of services typically supplied or performed at fixed base operations at airports at any facility located within one hundred (100) miles of the Garden City Regional Airport in Garden City, Kansas (the “Airport”), for $1.6 million.

As disclosed in a Current Report on Form 8-K filed with the SEC on November 2, 2022, on October 31, 2022 (the “Closing Date”), the transaction contemplated by the Transfer Agreement closed and we became subject to the Non-Compete, for an aggregate purchase price of approximately $1.5 million, after certain closing adjustments. Crosby paid the purchase price on the Closing Date less $160,000 which is to be paid in cash upon the first anniversary of the Closing Date subject to GCK’s and our compliance with the Non-Compete, pursuant to the Transfer Agreement.

GCK results of operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2022 and 2021.

12/31/21
Current assets
Cash	$799,809
Accounts receivable	95,574
Inventories	242,364
Prepaid expenses	91,926
Total current assets	1,229,673

Property and equipment	222,854
Right of use assets	387,860
Goodwill	750,000
Total long-term assets	1,360,714

Total assets	2,590,387

Current liabilities
Accounts payable	96,918
Accrued expenses	26,105
Note Payable	9,315
Right of use lease payable	45,697
Total current liabilities	178,035

Long-term liabilities
Note payable – Long Term	57,730
Right of use lease payable	327,513
Total long-term liabilities	385,243

Total liabilities	$563,278

Components of discontinued operations are as follows:

	For the Twelve Months Ended December 31,
	2022	2021

Revenue	$3,704,048	$2,982,249
Cost of revenue	3,183,561	2,253,578
Gross profit	520,487	728,671
Operating expenses	567,920	524,723
Operating (loss) income from discontinued operations	(47,433)	203,948
Gain on Sale	431,318	-
Income tax expense	(180,000)	(52,100)
Interest expense	(17,980)	(24,823)
Net income from discontinued operations	$185,905	$127,025
Basic and diluted net income per common share	0.19	1.24
Weighted average number of shares outstanding, basic	976,048	1,023,709
Weighted average number of shares outstanding, diluted	987,149	1,026,729

For the year ended December 31, 2022, total operating, investing and financing cash flows from discontinued operations were $(213,475), $458,064, including the proceeds from the sale of $1,440,000, and $(106,620) respectively.

NOTE 9 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 10 – Contingent Liabilities

Beginning in 2020, through the date of this report, the COVID-19 pandemic has negatively impacted the Company’s business and financial results at our New York Heliport. The negative impact on the Company’s business has also negatively affected our management company at the New York Heliport, Empire Aviation.

On March 17, 2020, all sightseeing tour operations at the New York Heliport ceased as a result of the COVID-19 pandemic. Payments to Empire Aviation also ceased around this time and did not resume due to the substantial losses the Company incurred throughout 2020. In May 2021, the Company began to see a slight uptick in activity at our New York Heliport, but activity levels continue to be at substantially lower levels than pre-pandemic years. Because of the continued lower levels of activity, payments to Empire Aviation did not resume in 2021. Empire Aviation had previously made a claim for $153,000 in unpaid fees in 2020 which the Company disputes. There can be no assurance that Empire Aviation will not make subsequent claims of amounts due under its management agreement. The Company estimates the range of the contingent liability at December 31, 2021 will not exceed $750,000, which has not been accrued at either December 31, 2021 or December 31, 2022. Management intends to vigorously defend against any claim.

NOTE 11 – Subsequent Events

On February 15, 2023, it was reported in the public record that NYCEDC would be bringing a new Concession Agreement with the Company as the operator of the Downtown Manhattan Heliport to the Franchise and Concession Review Committee meeting on March 3, 2023. The item was subsequently pulled off the agenda, with NYCEDC announcing on April 7, 2023 that the previous Request for Proposals ("RFP") had been cancelled and that it is their intention to put out a new RFP in 2023. Saker's current Concession Agreement terminates on April 30, 2023. The Company has been notified by NYCEDC that the Company will receive a new permit to operate the heliport from May 1, 2023 until a new RFP process is concluded. The Company is currently working with NYCEDC on the new agreement and expects to file a Form 8-K once the new agreement is finalized.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of the Company as of December 31, 2022:

Name	Age	Position

William B. Wachtel	68	Director, Chairman of the Board

Samuel Goldstein	44	Director, President & Chief Executive Officer

Marc Chodock	44	Director

Roy P. Moskowitz	68	Director

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

Mr. Wachtel has been a managing partner of Wachtel Missry LLP (previously Wachtel & Masyr, LLP, and before that, its predecessor law firm Gold & Wachtel, LLP), since its founding in August 1984. Such firm has provided certain legal services to the Company in the past. Services provided in 2022 and 2021 totaled approximately $3,000 and $0, respectively. Mr. Wachtel is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

We believe that Mr. Wachtel’s experience advising companies regarding legal issues gives him the qualifications and skills to serve on our board of directors..

Samuel Goldstein – Director, President and Chief Executive Officer

Mr. Goldstein was appointed as a director on September 21, 2018 and our President and Chief Executive Officer on July 5, 2022.

Mr. Goldstein had served on the Helicopter Tourism and Jobs Council (“HTJC”) from 2014 through 2019. During this time, HTJC successfully negotiated a settlement with the City of New York enabling the helicopter air tour industry to continue operations. In early 2019, Mr. Goldstein joined Marino, a leading strategic communications firm with offices in New York and Los Angeles, where he has served as a director with Marino’s Land Use Public Policy unit since 2019, and as Senior Director, Public Policy & External Relations since 2021. Mr. Goldstein was also a principal at Kivvit Public Affairs from 2017 to 2018 and served previously as the director of government relations for Selfhelp Community Services, one of New York’s largest senior housing and social service organizations, from 2008 to 2013.

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

Code of Ethics

On May 19, 2006, our Board of Directors adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions as well as to all of our other employees and directors. Our Code of Ethics is posted on our website at www.sakeraviation.com under the “Investor Relations” tab, and then under the “Saker Aviation IR - Corporate Governance” sub-tab. We intend to satisfy any disclosure requirements pursuant to Item 5.05 of Form 8-K regarding any amendment to, or a waiver from, certain provisions of our Code of Ethics by posting such information on our website under the “Investor Relations” section.

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of Marc Chodock and Roy P. Moskowitz, the Nominating Committee comprised of William B. Wachtel and Samuel Goldstein; and the Compensation Committee comprised of Roy P. Moskowitz, Marc Chodock, and Samuel Goldstein.

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2022 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2022, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act, except for Messrs. Wachtel, Goldstein, Chodock, and Raab, each of whom filed one late Form 4 reporting one transaction, Mr. Moskowitz who filed two late Form 4s reporting two transactions, and Mr. Raab who filed one late Form 3.

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

Audit Committee

The board of directors has an audit committee that is responsible for assisting our board of directors in its oversight of the integrity of our financial statements, the qualifications and independence of our independent auditors, and our internal financial and accounting controls. The audit committee has direct responsibility for the appointment, compensation, retention (including termination) and oversight of our independent auditors, and our independent auditors report directly to the audit committee. The audit committee also prepares the audit committee report that the SEC requires to be included in our annual proxy statement.

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

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us during the fiscal years ended December 31, 2022 and 2021 for services performed on our behalf with respect to our named executive.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		All Other Compensation ($)		Total ($)
Samuel Goldstein, President and Chief Executive Officer	2022	-	-	17,998	(2)	4,500	(3)	22,498
	2021	-		11,499	(2)	4,000	(3)	15,499
Mark Raab, Former Acting Principal Financial Officer	2022	127,246	-	30,000		4,362		161,608
	2021	101,340	-	-		8,982		110,322

(1)	The fair value of the option awards are calculated in accordance with FASB ASC Topic 718.
(2)	Represents the fair value of the option awards granted to Mr. Goldstein in 2022 for his services as a non-employee director.
(3)	Represents the total non-employee director fees received by Mr. Goldstein in 2022.

Mr. Raab, ceased to be the company’s Acting Principal Financial Officer in July 2022. He received an annual gross salary of $127,246 and $101,340 in 2022 and 2021, respectively, annual health insurance coverage estimated at a value of $0 and $5,000 in both 2022 and 2021, respectively, and an annual 401K contribution of approximately $4,362 and $3,900 in 2022 and 2021, respectively. On May 1, 2022, Mr. Raab received a stock option to purchase 7,500 shares of the Company’s stock at $4.00 per share, the closing price on the day prior to the award. Mr. Raab received no bonuses in either 2022 or 2021. On December 1, 2022, Mr. Goldstein was granted options for his service in 2022 as a non-employee director for 3,333 shares at $5.40 per share, which was the closing sales price of our common stock on December 1, 2022. The options vest on December 1, 2023 and may be exercised until December 1, 2027

Mr. Samuel Goldstein became our acting principal executive officer in March 2021. He was appointed as the company’s President, Chief Executive Officer, and principal executive, financial, and accounting officer, on July 5, 2022. He received no salary, bonuses, or other compensation in 2022, except for non-employee director stock option issuances and non-employee director fees. As a non-employee director Mr. Goldstein is entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

Mr. Goldstein is currently the Company’s sole executive officer.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022

The following table shows information about the number of unexercised stock options held by our named executive officer as of December 31, 2022:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Samuel Goldstein:	3,333	-	2.40	12/01/2023
	3,333	-	5.60	12/05/2024
	3,333	-	2.58	12/01/2025
	3,333	-	3.45	12/01/2026
	-	3,333	5.40	12/01/2027
Mark Raab:	-	7,500	4.00	05/01/2027

(1)	All outstanding awards of stock options were granted under either our 2005 or 2019 Stock Incentive Plan

2022 DIRECTOR COMPENSATION TABLE

The table below shows information about the compensation of our non-executive directors except for Samuel Goldstein for their service during fiscal 2022. The Compensation for our non-employee director Samuel Goldstein, who is our President and Chief Executive Officer, is set forth in the Summary Compensation Table above.

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

William B. Wachtel	4,000	17,998	21,998

Marc Chodock	7,000	17,998	24,998

Roy P. Moskowitz	6,000	17,988	23,998

1.

Each non-employee director is entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.

Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2022, the Board of Directors granted each non-employee director an option for their service in 2022. Each option was for 3,333 shares and was priced at $5.40 per share, which was the closing sales price of our common stock on December 1, 2022. The options vest on December 1, 2023 and may be exercised until December 1, 2027. See Item 12. for a description of all outstanding options held by non-employee directors and employees at December 31, 2022. The fair value of the option awards are calculated in accordance with FASB ASC Topic 718.

Employment Agreements

As of December 31, 2022, the Company has no Employment Agreements in place.

Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. The Company maintains a 401K Plan (the “401K Plan”) which covers all employees of the Company. Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides for the Company to match each participant's contribution at 100% up to 4% of the employee’s deferral. The employer match prior to the change was 50% up to 6% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $40,000 and $36,000 for the years ended December 31, 2022 and 2021, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of March 31, 2023 regarding the beneficial ownership of our common stock by:

●	each of our current named executive officer and directors; and
●	all of our current directors and executive officer as a group; and
●	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

Unless otherwise indicated below, the address for each of our directors and officers is 20 South Street, Pier 6 East River, New York, New York 10004.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned (1)

William B. Wachtel (2)	187,279	(3)	18.9%

Samuel Goldstein (4)	13,332	(5)	1.3%

Marc Chodock (6)	117,180	(7)	11.8%

Roy P. Moskowitz (8)	13,747	(9)	1.4%

Mark Raab (10)	7,500	(11)	-

All directors and officers as a group (5 in number)	339,038		34.7%

Ronald I. Heller (12)	64,085	(12)	6.6%

Ravi Desai (13)	73,445	(13)	7.5%

(1)

The percentages computed in the table are based upon 976,330 shares of our common stock, which were outstanding on March 31, 2023. Under the rules of the SEC, “beneficial ownership” is deemed to include shares for which an individual, directly or indirectly, has or shares voting or dispositive power, whether or not they are held for the individual’s benefit, and includes shares that may be acquired within 60 days, including, but not limited to, the right to acquire shares by the exercise of options or the vesting of restricted stock units. Effect is given to shares of our common stock issuable upon the exercise of options currently exercisable or exercisable within 60 days of March 31, 2023. We have omitted percentages of less than 1% from the table.

(2)	William B. Wachtel is our Chairman of the Board and a director.

(3)

The shares of our common stock reported in the table include: (a) 145,563 shares held by Mr. Wachtel in the open market; (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable; (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable; (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2025, which option is currently exercisable; and (e) 3,333 shares issuable upon the exercise of an option expiring December 1, 2026, which option is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 3,333 shares issuable upon the exercise of an option granted on December 1, 2022, which shall become exercisable on December 1, 2023; and (y) 11,113 shares of our common stock acquired by Wachtel Missry, LLP, which has provided certain legal services for us. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)	Samuel Goldstein is our President, Chief Executive Officer and a director.

(5)

The shares of our common stock reported in the table include (a) 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable and (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable and (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2025, which option is currently exercisable and (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2026, which is currently exercisable. The shares of our common stock in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2022, which shall become exercisable on December 1, 2023.

(6)	Marc Chodock is a director.

(7)

The shares of our common stock reported in the table are based on a Schedule 13D filed with the SEC on February 9, 2015 and subsequent Form 4s filed by Mr. Chodock. The reporting persons are (i)ACM Value Opportunities Fund I, LP, a Delaware limited partnership (the “Fund”), with respect to the shares of our common stock directly owned by it; (ii) ACM Value Opportunities Fund I GP, LLC, a Delaware limited liability company  (the “General Partner”), as general partner of the Fund, with respect to the shares of our common stock directly owned by the Fund, (iii) Arvice Capital Management, LLC, a Delaware limited liability company (the “Manager”), as manager of the Fund, with respect to the shares of our common stock directly owned by the Fund; and (iv) Mr. Marc Chodock (“Mr. Chodock”), as managing member of the Manager, with respect to the shares of our common stock directly owed by the Fund.  The business address of each of the Reporting Persons is 110 East 25th St., 3rd Floor, New York, New York 10011. The shares of our common stock reported in the table also include: (a) 3,333 shares issuable upon the exercise of an option expiring December 1, 2023, which option is currently exercisable and (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable and (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2025, which option is currently exercisable and (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2026, which is currently exercisable. The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2022, which shall become exercisable on December 1, 2023.

(8)	Roy P. Moskowitz is a director.

(9)

The shares of our common stock reported in the table include (a) 7,081 shares held by Mr. Moskowitz; (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable; (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2026, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2022, which shall become exercisable on December 1, 2023.

(10)	Mark Raab is our former Acting Principal Financial Officer and ceased serving in that role in July 2022.

(11)	The shares of our common stock reported in the table include 7,500 shares issuable upon the exercise of an option expiring December 1, 2027, which option is exercisable within 60 days of March 31, 2023.

(12)	Ronald I. Heller’s address is c/o Heller Capital Partners, 700 E. Palisade Avenue, Englewood, NJ 07632. Mr. Heller is the beneficial owner of 64,085 shares of common stock as disclosed in a 13G filed with the Securities and Exchange Committee on April 10, 2015, after taking into account our 1 for 30 reverse stock split which was effective March 1, 2019. The Heller Family Foundation holds 45,752 shares of common stock and the Ronald I. Heller IRA holds 18,333 shares of common stock. Mr. Heller controls the voting and disposition of such securities held by the Heller Family Foundation and Ronald I. Heller IRA.

(13)

Ravi Desai’s address is 14 Walsh Drive, Parsippany, NJ 07054. Mr Desai is the beneficial owner of 73,445 shares of common stock as disclosed in a 13D/A filed with the Securities and Exchange Committee on March 15, 2023.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2022, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	67,494	$4.04	127,505

Equity compensation plans not approved by security holders	—	$—	—
Total	67,494	$4.04	127,505

On August 27, 2019, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Incentive Plan of 2019 (the “2019 Plan”) at which time the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) was terminated and no future awards could be issued under the 2005 plan. As of December 31, 2022, 9,999 options were outstanding under the terminated 2005 Plan.

The 2019 Plan is administered by the Company’s Compensation Committee and provides for 185,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Compensation Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. The fair value of stock options are calculated in accordance with FASB ASC Topic 718.

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

We had no transactions, since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors made the determination of director independence in accordance with the definition set forth in the Nasdaq Stock Market rules. Under such definition, Marc Chodock and Roy P. Moskowitz qualify as independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were approximately $101,500 by Kronick Kalada Berdy & Co. in both 2022 and 2021 for the audits of our annual financial statements for the fiscal years ended December 31, 2022 and 2021, and the reviews of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for those fiscal years.

Audit-Related Fees. There were no Audit-Related Fees billed for the years ended December 31, 2022 and December 31, 2021.

Tax Fees. For both years ended December 31, 2022 and 2021, the aggregate fees billed by the principal accountant for services categorized as Tax Fees were $15,000.

All Other Fees. There were no fees billed for services categorized as All Other Fees by the principal accountant for the fiscal years ended December 31, 2022 and 2021.

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

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2022 and 2021 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

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

21.1*	Subsidiaries of Saker Aviation Services, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal financial officer).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive officer).

32.1**	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

** Furnished herewith

+Management compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: April 17, 2023	By:	/s/ Samuel Goldstein
Samuel Goldstein
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William B. Wachtel	Chairman of the Board,	April 17, 2023
William B. Wachtel	Director

/s/ Samuel Goldstein	President, Chief Executive Officer,	April 17, 2023
Samuel Goldstein	Director

/s/ Marc Chodock	Director	April 17, 2023
Marc Chodock

/s/ Roy P. Moskowitz	Director	April 17, 2023
Roy P. Moskowitz