Form 10-Q
period 2023-03-31
Saker Aviation Services, Inc.
filed 2023-05-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2023

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

Yes ☐          No ☒

As of May 15, 2023, the registrant had 976,330 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2023

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and restricted cash	$6,148,925	$5,977,157
Accounts receivable	202,227	244,543
Non-Compete receivable	160,000	160,000
Inventories	2,772	13,551
Income tax receivable	119,899	119,899
Prepaid expenses	215,069	354,913
Total current assets	6,848,892	6,870,063

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,115,678 and $3,111,462 respectively	38,646	42,862

TOTAL ASSETS	$6,887,538	$6,912,925

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$381,172	$328,505
Customer deposits	204,633	204,633
Accrued expenses	594,438	597,262
Total current liabilities	1,180,243	1,130,400

TOTAL LIABILITIES	1,180,243	1,130,400

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 976,330 shares issued and outstanding at March 31, 2023 and 2022	29,290	29,290
Additional paid-in capital	19,838,294	19,812,794
Accumulated deficit	(14,160,289)	(14,059,559)
TOTAL STOCKHOLDERS’ EQUITY	5,707,295	5,782,525
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,887,538	$6,912,925

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022

REVENUE	$1,322,058	$802,409

COST OF REVENUE	681,007	408,864

GROSS PROFIT	641,051	393,545

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	741,781	541,350

OPERATING LOSS	(100,730)	(147,805)

OTHER INCOME:
BAD DEBT RECOVERY	0	100,000

LOSS FROM CONTINUING OPERATIONS	(100,730)	(47,805)

INCOME FROM DISCONTINUED OPERATIONS	0	16,653

NET LOSS	$(100,730)	$(31,152)

Basic and Diluted Net Loss Per Common Share	$(0.10)	$(0.03)

Weighted Average Number of Common Shares – Basic	976,330	975,186

Weighted Average Number of Common Shares – Diluted	995,604	994,746

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THREE MONTHS ENDED MARCH 31, 2023 AND 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2022	975,074	$29,252	$19,740,837	$(15,306,180)	$4,463,909

Amortization of stock based compensation			11,499		11,499

Issuance of additional Common Stock in connection with cashless exercise of options	1,256	38	(38)		0

Net loss				(31,152)	(31,152)

BALANCE – March 31, 2022	976,330	$29,290	$19,752,298	$(15,337,332)	$4,444,256

BALANCE – January 1, 2023	976,330	$29,290	$19,812,794	$(14,059,559)	$5,782,525

Amortization of stock based compensation			25,500		25,500

Net loss				(100,730)	(100,730)

BALANCE – March 31, 2023	976,330	$29,290	$19,838,294	$(14,160,289)	$5,707,295

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(100,730)	$(31,152)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,216	33,090
Stock based compensation	25,500	11,499
Changes in operating assets and liabilities:
Accounts receivable	42,316	14,393
Inventories	10,779	(38,064)
Prepaid expenses	139,844	295,036
Customer deposits	0	100,000
Accounts payable	52,667	283,987
Accrued expenses	(2,824)	(6,690)
TOTAL ADJUSTMENTS	272,498	693,251

NET CASH PROVIDED BY OPERATING ACTIVITIES	171,768	662,099

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	0	(3,483)
Repayment of right of use leases payable	0	(11,193)
NET CASH PROVIDED USED IN FINANCING ACTIVITIES	0	(14,676)

NET CHANGE IN CASH AND RESTRICTED CASH	171,768	647,423

CASH AND RESTRICTED CASH – Beginning	5,977,157	2,446,906
CASH AND RESTRICTED CASH – Ending	$6,148,925	$3,094,329

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the periods for interest	$0	$6,154

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The condensed consolidated balance sheet as of March 31, 2023 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2023 and 2022 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2023 and its results of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2023 not misleading. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any full year or any other interim period.

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

NOTE 2 – Liquidity and Material Agreements

As of March 31, 2023, we had cash and restricted cash of $6,148,925 and a working capital surplus of $5,668,649. We generated revenue from continuing operations of $1,322,058 and had a net loss of $(100,730) for the three months ended March 31, 2023. For the three months ended March 31, 2023, cash flows included a net cash and cash provided by operating activities of $171,768.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at March 31, 2023 or 2022.

The Company was party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the New York Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company was required to pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the New York Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Additionally, since June 1, 2016, the Company has been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the New York Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021 and gave the City of New York two one-year options to extend the term of the Concession Agreement. The term of the Concession Agreement was subsequently extended by the City through April 30, 2023 by the City’s exercise of both one-year option renewals and expired on that date.

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the New York Heliport, Empire Aviation. The Company incurred management fees with Empire Aviation of approximately $246,000 and $123,000 during the three months ended March 31, 2023 and 2022, respectively. Empire Aviation notified the Company that it believes additional fees are due under the management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense as disclosed in the Company’s 2022 Annual Report on Form 10-K.

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the three months ended March 31, 2023 and 2022, we incurred approximately $343,000 and $249,000 in concession fees, respectively, which are recorded in the cost of revenue.

On February 15, 2023, NYCEDC reported that it would be bringing a new concession agreement with the Company as the operator of the New York Heliport to the New York City Franchise and Concession Review Committee meeting on March 3, 2023. The item was subsequently removed from the agenda, with NYCEDC announcing on April 7, 2023 that the previous Request for Proposals ("RFP") had been cancelled and that it is their intention to put out a new RFP in 2023.

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement has a term of one year. Pursuant to the terms of the Use Agreement, the Company has been granted the exclusive right to operate as the fixed base operator for the New York Heliport and collect all revenue derived from the New York Heliport operations. In addition to terminations for an event of default, the Use Agreement may be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company is required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. The Company expects that the NYCEDC will conduct a request for proposal for a new concession agreement to govern the operation of the New York Heliport. The Company is in negotiations with the NYCEDC regarding an additional agreement that will govern its use of the New York Heliport while the RFP process is ongoing, which it expects will clarify the economic relationship between the parties, including additional fees for the Company’s operation of the New York Heliport.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FirstFlight Heliports, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and restricted cash

The Company maintains its cash with various financial institutions which often exceeds federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions. Amounts included in restricted cash are a deposit required by the Concession Agreement with NYEDC and aggregated $425,000 at March 31, 2023 and 2022.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net Loss Per Common Share

Net loss was $(100,730) and $(31,152) for the three months ended March 31, 2023 and 2022, respectively. Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended March 31,
	2023	2022
Weighted average common shares outstanding, basic	976,330	975,186
Common shares upon exercise of options	19,274	19,560
Weighted average common shares outstanding, diluted	995,604	994,746

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2023 and 2022, the Company incurred stock-based compensation of $25,500 and $11,499, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2023, the unamortized fair value of the options totaled $76,500 and the weighted average remaining amortization period of the options approximated five years.

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

NOTE 4 – Discontinued Operations

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

GCK results of operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Components of discontinued operations are as follows:

For the three months ended March 31, 2022

Revenue	$1,018,330
Cost of revenue	844,356
Gross profit	173,974
Operating expenses	151,167
Operating income from discontinued operations	22,807
Interest expense	(6,154)
Net income from discontinued operations	$16,653
Basic and diluted net income per common share	0.02
Weighted average number of shares outstanding, basic	976,330
Weighted average number of shares outstanding, diluted	995,604

NOTE 5 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 6 – Subsequent Events

On February 15, 2023, it was reported in the public record that NYCEDC would be bringing a new Concession Agreement with the Company as the operator of the Downtown Manhattan Heliport to the Franchise and Concession Review Committee meeting on March 3, 2023. The item was subsequently removed from the agenda, with NYCEDC announcing on April 7, 2023 that the previous RFP had been cancelled and that it is their intention to put out a new RFP in 2023.

On April 30, 2023 the Company’s Concession Agreement, as amended by the Air Tour Agreement, expired.

On April 28, 2023, the Company entered into the Use Agreement, effective as of May 1, 2023, with the City of New York acting by and through the DSBS.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The terms “we”, “us”, and “our” are used below to refer collectively to the Company and the subsidiaries through which our various businesses are actually conducted.

OVERVIEW

Saker Aviation Saker Aviation Services, Inc. is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. Through our subsidiaries, we operate in the aviation services segment of the general aviation industry, in which we serve as the operator of a heliport.

We were formed on January 17, 2003 as a proprietorship and were incorporated in Arizona on January 2, 2004. We became a public company as a result of a reverse merger transaction on August 20, 2004 with Shadows Bend Development, Inc., an inactive public Nevada corporation, and changed our name to FBO Air, Inc. On December 12, 2006, we changed our name to FirstFlight, Inc. On September 2, 2009, we changed our name to Saker Aviation Services, Inc.

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

REVENUE AND OPERATING RESULTS

DISCONTINUED OPERATIONS

As disclosed in a Current Report on Form 8-K filed with the SEC on November 2, 2022, on October 31, 2022, the Company sold its subsidiary FBO and MRO operations of FBO Air-Garden City, Inc. (“GCK”) to Crosby Flying Services, LLC (”Crosby”) for an aggregate purchase price of $1.6 million. Crosby paid the purchase price on October 31, 2022 less $160,000 (the “Installment Payment”) which is to be paid in cash upon the first anniversary of the Closing Date. The Installment Payment is subject to GCK’s and the Company’s compliance with a Non-Compete agreement. GCK results of operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022.

Comparison of Continuing Operations for the Three Months Ended March 31, 2023 and March 31, 2022.

REVENUE

Revenue from continuing operations increased by 64.8 percent to $1,322,058 for the three months ended March 31, 2023 as compared with corresponding prior-year period revenue of $802,409.

For the three months ended March 31, 2023, revenue from continuing operations associated with the sale of jet fuel and related items increased by 114.7 percent to approximately $338,000 as compared to approximately $158,000 in the three months ended March 31, 2022. This increase was largely attributable to higher volume of gallons of aviation gasoline sold at our New York location in the three months ended March 31, 2023 compared to the same period in 2022.

For the three months ended March 31, 2023, revenue from continuing operations associated with services and supply items increased by 49.4 percent to approximately $955,000 as compared to approximately $639,000 in the three months ended March 31, 2022. This increase was largely attributable to a higher demand for services at our New York location in the three months ended March 31, 2023 compared to the same period in 2022.

For the three months ended March 31, 2023 all other revenue from continuing operations increased by 389.2 percent to approximately $29,000 as compared to approximately $6,000 in the three months ended March 31, 2022. This increase was largely attributable to an increase in non-aeronautical revenue generated at our New York location compared to the same period last year.

COST OF REVENUE

Total cost of revenue from continuing operations increased by 66.6 percent to $681,007 in the three months ended March 31, 2023 as compared to $408,864 in the three months ended March 31, 2022. The increase was largely attributable to higher volume of gallons of jet fuel sold, as well as a higher demand for services, at our New York location.

GROSS PROFIT

Total gross profit from continuing operations increased by 62.9 percent to $641,051 in the three months ended March 31, 2023 as compared with the three months ended March 31, 2022. Gross profit was positively impacted by the items previously discussed. Gross margin was 48.5 percent in the three months ended March 31, 2023 as compared to 49.0 percent in the same period in the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from continuing operations were $741,781 in the three months ended March 31, 2023, representing an increase of $200,431 or 37.0 percent, as compared to the same period in 2022.

SG&A from continuing operations associated with our aviation services operation were approximately $532,000 in the three months ended March 31, 2023, representing an increase of approximately $117,000, or 28.3 percent, as compared to the three months ended March 31, 2022. SG&A from operations associated with our aviation services operation, as a percentage of revenue, was 40.2 percent for the three months ended March 31, 2023, as compared with 51.7 percent in the corresponding prior year period. The increased operating expenses were largely attributable to increased costs related to the higher levels of activity at our New York location. The decrease in SG&A as a percentage of revenue is largely attributable to our fixed costs as a percentage relative to higher levels of activity at our New York location.

Corporate SG&A from continuing operations was approximately $209,000 for the three months ended March 31, 2023, representing an increase of approximately $83,000 as compared with the corresponding prior year period. The increased corporate expenses were primarily attributable to an increase in services provided by various service providers.

OPERATING LOSS

Operating loss from continuing operations for the three months ended March 31, 2023 was $(100,730) as compared to operating loss of $(147,805) in the three months ended March 31, 2022. The decrease in operating loss was primarily attributable to an increase in gross profit from our New York location offset by increased SG&A expenses.

Depreciation and Amortization

Depreciation and amortization was $4,216 and $33,090 for the three months ended March 31, 2023 and 2022, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2023 and 2022 was $0.

Bad Debt Recovery

Bad Debt Recovery for the three months ended March 31, 2023 was $0 as compared to $100,000 in the same period in 2022.

Income Tax

Income tax expense for the three months ended March 31, 2023 and 2022 was $0.

Net Loss Per Share

Net loss from continuing operations was $(100,730) and $(47,805) for the three months ended March 31, 2023 and 2022, respectively. The increase in net loss was primarily attributable to the benefit of Bad Debt Recovery of $100,000 recorded in the three months ended March 31, 2022.

Basic and diluted net loss per share from continuing operations for the three month periods ended March 31, 2023 and 2022 was $(0.10) and $(0.03), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2023, we had cash and restricted cash of $6,148,925 and a working capital surplus of $5,668,649. We generated revenue from continuing operations of $1,322,058 and had a net loss of $(100,730) for the three months ended March 31, 2023. For the three months ended March 31, 2023, cash flows included a net cash and cash provided by operating activities of $171,768.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at March 31, 2023 or 2022.

The Company was party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the New York Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company was required to pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the New York Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession

Additionally, since June 1, 2016, the Company has been required to provide monthly written reports to the NYCEDC and the New York City Council detailing the number of tourist flights conducted out of the New York Heliport compared to 2015 levels, as well as information on any tour flight that flies over land and/or strays from agreed upon routes. The Air Tour Agreement also extended the Concession Agreement for 30 months, resulting in a new expiration date of April 30, 2021 and gave the City of New York two one-year options to extend the term of the Concession Agreement. The term of the Concession Agreement was subsequently extended by the City through April 30, 2023 by the City’s exercise of both one-year option renewals and expired on that date.

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the New York Heliport, Empire Aviation. The Company incurred management fees with Empire Aviation of approximately $246,000 and $123,000 during the three months ended March 31, 2023 and 2022, respectively. Empire Aviation notified the Company that it believes additional fees are due under the management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense as disclosed in the Company’s 2022 Annual Report on Form 10-K.

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the three months ended March 31, 2023 and 2022, we incurred approximately $343,000 and $249,000 in concession fees, respectively, which are recorded in the cost of revenue.

On February 15, 2023, NYCEDC reported that it would be bringing a new concession agreement with the Company as the operator of the New York Heliport to the New York City Franchise and Concession Review Committee meeting on March 3, 2023. The item was subsequently removed from the agenda, with NYCEDC announcing on April 7, 2023 that the previous RFP had been cancelled and that it is their intention to put out a new RFP in 2023.

On April 28, 2023, the Company entered into the Use Agreement, effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services DSBS. The Use Agreement has a term of one year. Pursuant to the terms of the Use Agreement, the Company has been granted the exclusive right to operate as the fixed base operator for the New York Heliport and collect all revenue derived from the New York Heliport operations. In addition to terminations for an event of default, the Use Agreement may be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company is required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. The Company expects that the NYCEDC will conduct a request for proposal for a new concession agreement to govern the operation of the New York Heliport. The Company is in negotiations with the NYCEDC regarding an additional agreement that will govern its use of the New York Heliport while the RFP process is ongoing, which it expects will clarify the economic relationship between the parties, including additional fees for the Company’s operation of the New York Heliport.

During the three months ended March 31, 2023, we had a net increase in cash of $171,768. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2023, net cash provided by operating activities was $171,768. This amount included a decrease in operating cash related to net loss of $(100,730) and additions for the following items: (i) depreciation and amortization, $4,216; (ii) stock based compensation, $25,500; (iii) accounts receivable, trade, $42,316; (iv) inventory, $10,779; (v) prepaid expenses, $139,844; and (vi) accounts payable, $52,667. These increases in operating activities were offset by a decrease in accrued expenses of $2,824.

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

Cash from Financing Activities

For the three months ended March 31, 2023, there was no cash used in, or provided by, financing activities. For the three months ended March 31, 2022, net cash of $14,676 was used in financing activities for the payment of notes payable of $3,483 and the payment of right of use leases of $11,193.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

●	our continued operation of the New York Heliport pursuant to the Use Agreement;
●	the RFP process expected to be conducted by the NYCEDC for operation of the New York Heliport;
●	our negotiations with the NYCEDC regarding an additional agreement to govern our operation of the New York Heliport during any RFP process;
●	the impact of the COVID-19 pandemic on our business and results of operations;
●	our ability to secure the additional debt or equity financing, if required, to execute our business plan;
●	and
●	our ability to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be placed on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2022 and in other filings we make with the SEC. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, including our President (principal financial officer) and Chief Executive Officer (principal executive officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon, and as of the date of that evaluation, our President and our Chief Executive Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President and our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item–1A – Risk Factors

For a discussion of the Company’s potential risks or uncertainties, please see: (i) “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC and the additional risks described below.

We could be adversely affected by the loss of our Temporary Use Authorization Agreement with the City of New York.

Our Concession Agreement with the City of New York expired on April 30, 2023. On February 15, 2023, NYCEDC reported that it would be bringing a new concession agreement with us as the operator of the New York Heliport to the New York City Franchise and Concession Review Committee meeting on March 3, 2023. The item was subsequently removed from the agenda, with NYCEDC announcing on April 7, 2023 that the previous Request for Proposals ("RFP") had been cancelled and that it is their intention to put out a new RFP in 2023.

We entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement has a term of one year. Pursuant to the terms of the Use Agreement, we have been granted the exclusive right to operate as the fixed base operator for the New York Heliport and collect all revenue derived from the New York Heliport operations. In addition to terminations for an event of default, the Use Agreement may be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. We are required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. We expect that the NYCEDC will conduct a request for proposal for a new concession agreement to govern the operation of the New York Heliport. We are in negotiations with the NYCEDC regarding an additional agreement that will govern our use of the New York Heliport while the RFP process is ongoing, which we expect will clarify the economic relationship between the parties, including additional fees for our operation of the New York Heliport.

All of our business is conducted and reliant on the New York Heliport. Any disruption in business at the New York Heliport or additional restrictions imposed on the operations of the New York Heliport by the NYCEDC could adversely impact our results of operations. Additionally, our business depends on us remaining as the operator of the New York Heliport. If the Use Agreement expires or is terminated early pursuant to its terms without us having a further agreement in place for our continued operation of the New York Heliport, our business would be adversely affected and we would be required to cease all operations.

If we submit an RFP but are not awarded the contract, our operations will be materially adversely affected.

We currently operate the New York Heliport pursuant to the Use Agreement. The NYCEDC announced on April 7, 2023 that it is their intention to put out a new RFP in 2023 to govern the use of the New York Heliport. We expect to submit our best proposal once the RFP is commenced by the NYCEDC. There is no guarantee that any proposal we submit to an RFP for operating the New York Heliport will be accepted or that we will be awarded a contract to operate the New York Heliport under any RFP. If we submit a proposal to an RFP and are not chosen, our business will be materially adversely affected and we may be required to cease all operations.

Item 6 - Exhibits

Exhibit No.	Description of Exhibit

31.1*	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer *

31.2*	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer *

32.1*	Section 1350 Certification *

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: May 15, 2023	By:	/s/ Samuel Goldstein
Samuel Goldstein
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer