Form 10-Q
period 2023-06-30
Saker Aviation Services, Inc.
filed 2023-08-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2023

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

Yes ☐ No ☒

As of August 14, 2023, the registrant had 976,330 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2023

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and restricted cash	$6,667,667	$5,977,157
Accounts receivable	202,697	244,543
Non-Compete receivable	160,000	160,000
Inventories	3,394	13,551
Income tax receivable	119,899	119,899
Prepaid expenses	240,977	354,913
Total current assets	7,394,634	6,870,063

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,119,895 and $3,111,462 respectively	34,429	42,862

TOTAL ASSETS	$7,429,063	$6,912,925

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$520,640	$328,505
Customer deposits	204,633	204,633
Accrued expenses	278,567	597,262
Total current liabilities	1,003,840	1,130,400

TOTAL LIABILITIES	1,003,840	1,130,400

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 976,330 shares issued and outstanding at June 30, 2023 and December 31, 2022	29,290	29,290
Additional paid-in capital	19,863,794	19,812,794
Accumulated deficit	(13,467,861)	(14,059,559)
TOTAL STOCKHOLDERS’ EQUITY	6,425,223	5,782,525
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,429,063	$6,912,925

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

REVENUE	$2,411,676	$2,340,135	$3,733,733	$3,142,544

COST OF REVENUE	638,166	865,313	1,319,172	1,274,176

GROSS PROFIT	1,773,510	1,474,822	2,414,561	1,868,368

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	809,436	1,181,975	1,551,217	1,723,325

OPERATING INCOME	964,074	292,847	863,344	145,043

OTHER INCOME
BAD DEBT RECOVERY	0	25,000	0	125,000
LIFE INSURANCE PROCEEDS	0	500,000	0	500,000
INTEREST INCOME	63,354	0	63,354	0
TOTAL OTHER INCOME	63,354	525,000	63,354	625,000

INCOME BEFORE INCOME TAX	1,027,428	817,847	926,698	770,043

INCOME TAX EXPENSE	335,000	99,000	335,000	99,000

INCOME FROM CONTINUING OPERATIONS	692,428	718,847	591,698	671,043

INCOME FROM DISCONTINUED OPERATIONS	0	3,195	0	19,847

NET INCOME	$692,428	$722,042	$591,698	$690,890

Basic Net Income Per Common Share	$0.71	$0.74	$0.61	$0.71

Diluted Net Income Per Common Share	$0.70	$0.73	$0.59	$0.70

Weighted Average Number of Common Shares – Basic	976,330	976,330	976,330	975,761

Weighted Average Number of Common Shares - Diluted	994,343	993,470	994,616	987,595

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY (UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2022	975,074	$29,252	$19,740,837	$(15,306,180)	$4,463,909

Issuance of additional Common Stock in connection with cashless exercise of options	1,256	38	(38)		0

Amortization of stock based compensation			11,499		11,499

Net loss				(31,152)	(31,152)

BALANCE – March 31, 2022	976,330	$29,290	$19,752,298	$(15,337,332)	$4,444,256

Amortization of stock based compensation			11,499		11,499

Net income				722,042	722,042

BALANCE – June 30, 2022	976,330	$29,290	$19,763,797	$(14,615,290)	$5,177,797

BALANCE – January 1, 2023	976,330	$29,290	$19,812,794	$(14,059,559)	$5,782,525

Amortization of stock based compensation			25,500		25,500

Net loss				(100,730)	(100,730)

BALANCE – March 31, 2023	976,330	$29,290	$19,838,294	$(14,160,289)	$5,707,295

Amortization of stock based compensation			25,500		25,500

Net income				692,428	692,428

BALANCE – June 30, 2023	976,330	$29,290	$19,863,794	$(13,467,861)	$6,425,223

See accompanying notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$591,698	$690,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,433	66,256
Stock based compensation	51,000	22,998
Changes in operating assets and liabilities:
Accounts receivable, trade	41,846	(166,999)
Inventories	10,157	(80,477)
Income tax receivable	0	573,678
Prepaid expenses	113,936	222,420
Customer deposits	0	74,079
Accounts payable	192,135	268,780
Accrued expenses	(318,695)	(73,153)
TOTAL ADJUSTMENTS	98,812	907,582

NET CASH PROVIDED BY OPERATING ACTIVITIES	690,510	1,598,472

CASH FLOWS FROM INVESTING ACTIVITIES
Life insurance receivable	0	(500,000)
Purchase of property and equipment	0	(1,644)
NET CASH USED IN INVESTING ACTIVITIES	0	(501,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of right of use leases payable	0	(22,541)
Repayment of notes payable	0	(6,609)
NET CASH USED IN FINANCING ACTIVITIES	0	(29,150)

NET CHANGE IN CASH AND RESTRICTED CASH	690,510	1,067,678

CASH AND RESTRICTED CASH – Beginning	5,977,157	2,446,906
CASH AND RESTRICTED CASH – Ending	$6,667,667	$3,514,584

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$0	$11,776
Income taxes	$637,513	$162,100

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The condensed consolidated balance sheet as of June 30, 2023 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2023 and its results of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2023 not misleading. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any full year or any other interim period.

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

For the period July 20, 2020 through March 31, 2022, sightseeing tour operators experienced much lower demand for tours as compared to pre-pandemic levels of activity. Beginning in April 2022, sightseeing tour operators have seen an increase in activity and a much higher demand for tours. This increased activity and demand continued throughout 2022 and through June 30, 2023.

NOTE 2 – Liquidity and Material Agreements

As of June 30, 2023, we had cash of $6,667,667 and a working capital surplus of $6,390,794. We generated revenue from continuing operations of $3,733,733 and had net income of $591,698 for the six months ended June 30, 2023. For the six months ended June 30, 2023, cash flows included net income of $591,698 and cash provided by operating activities of $98,812.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at June 30, 2023 or 2022.

During the quarter ending June 30, 2023, the Company invested its excess working capital reserves in a high yield savings account at UBS Financial Services Inc. (“UBS”). As of June 30, 2023, the Company had approximately $5,624,000 on account earning an annual percentage yield of 5.15%.

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

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement.

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

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Downtown Manhattan Heliport, Empire Aviation. The Company incurred management fees with Empire Aviation of approximately $448,000 and $836,000 during the six months ended June 30, 2023 and 2022, respectively. Empire Aviation notified the Company that it believes additional fees are due under the management agreement for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense as disclosed in the Company’s 2022 Annual Report on Form 10-K. The Empire management agreement expired April 30, 2023.

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the six months ended June 30, 2023 and 2022, we incurred approximately $532,000 and $601,000 in concession fees, respectively, which are recorded in the cost of revenue.

On February 15, 2023, NYCEDC reported that it would be bringing a new concession agreement with the Company as the operator of the Downtown Manhattan Heliport to the New York City Franchise and Concession Review Committee meeting on March 3, 2023. The item was subsequently removed from the agenda, with NYCEDC announcing on April 7, 2023 that the previous Request for Proposals ("RFP") had been cancelled and that it is their intention to put out a new RFP in 2023.

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement has a term of one year. Pursuant to the terms of the Use Agreement, the Company has been granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement may be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company is required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. During the six month ended June 30, 2023, the Company incurred $10,000 in administrative fees which are recorded in the cost of revenue.

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an interim Concession Agreement (the “New Agreement”) with the Company in order to provide for the continued operation of the Downtown Manhattan Heliport for one (1) six-month term, with two (2) six-month options to renew at the discretion of the DSBS. The New Agreement is intended to govern the Company’s operation of the Downtown Manhattan Heliport while the new RFP is readied by the NYCEDC for release. The Company is currently working on clarifying the business and economic relationship between the parties, including additional fees to be paid from the Company’s operation of the Downtown Manhattan Heliport and expects the New Agreement will be finalized and entered into in October 2023. The Company expects that the Use Agreement will expire upon the effective start date of the New Agreement.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FirstFlight Heliports, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and restricted cash

The Company maintains its cash with various financial institutions which often exceeds federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions. At June 30, 2023, there were no restrictions on cash.

Net Income Per Common Share

Net income was $591,698 and $690,890 for the six months ended June 30, 2023 and 2022, respectively. Net income was $692,428 and $722,042 for the three months ended June 30, 2023 and 2022, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding, basic	976,330	976,330	976,330	975,761
Common shares upon exercise of options and warrants	18,013	17,140	18,286	11,834
Weighted average common shares outstanding, diluted	994,343	993,470	994,616	987,595

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2023 and 2022, the Company incurred stock-based compensation of $51,000 and $22,998, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2023, the unamortized fair value of the options totaled $51,000 and the weighted average remaining amortization period of the options approximated five years.

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

GCK results of operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022.

Components of discontinued operations are as follows:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022

Revenue	$1,112,624	$2,130,954
Cost of revenue	947,605	1,791,962
Gross profit	165,019	338,992
Operating expenses	156,202	307,369
Operating income from discontinued operations	8,817	31,623
Interest expense	(5,622)	(11,776)
Net income from discontinued operations	$3,195	$19,847
Basic and diluted net income per common share	0.003	0.02
Weighted average number of shares outstanding, basic	976,330	975,761
Weighted average number of shares outstanding, diluted	993,470	987,595

NOTE 5 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 6 – Subsequent Events

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an interim Concession Agreement (the “New Agreement”) with the Company in order to provide for the continued operation of the Downtown Manhattan Heliport for one (1) six-month term, with two (2) six-month options to renew at the discretion of the DSBS. The New Agreement is intended to govern the Company’s operation of the Downtown Manhattan Heliport while the new RFP is readied by the NYCEDC for release. The Company is currently working on clarifying the business and economic relationship between the parties, including additional fees to be paid from the Company’s operation of the Downtown Manhattan Heliport and expects the New Agreement will be finalized and entered into in October 2023. The Company expects that the Use Agreement will expire upon the effective start date of the New Agreement.

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

OVERVIEW

Saker Aviation Saker Aviation Services, Inc. is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. Through our subsidiary, we operate in the aviation services segment of the general aviation industry, in which we serve as the operator of a heliport.

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

Our business activities are carried out as the operator of the Downtown Manhattan Heliport and until October 31, 2022 as a fixed base operation (“FBO”) and a provider of aircraft maintenance and repair services (“MRO”) at the Garden City (Kansas) Regional Airport. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

Our business activities at the Downtown Manhattan Heliport facility commenced in November 2008 when we were awarded the Concession Agreement by the City of New York to operate the New York Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services.

We believe the tourism industry has been historically cyclical, with revenue correlated to general U.S. economic conditions. Although not truly seasonal in nature, the spring and summer months tend to generate higher levels of revenue and our operations generally follow that trend. The COVID-19 pandemic contributed to a decline in travel and tourism related businesses and general economic conditions in the United States and significantly disrupted our business and operations in the year ended December 31, 2021 and the first quarter of 2022, as well as disrupted business operations in the United States and globally. Beginning in April 2022, sightseeing tour operators saw an increase in activity and a much higher demand for tours. The increased demand continued throughout 2022 as well as the period ending June 30, 2023.

REVENUE AND OPERATING RESULTS

DISCONTINUED OPERATIONS

As disclosed in a Current Report on Form 8-K filed with the SEC on November 2, 2022, on October 31, 2022, the Company sold its subsidiary FBO and MRO operations of FBO Air-Garden City, Inc. (“GCK”) to Crosby Flying Services, LLC (”Crosby”) for an aggregate purchase price of $1.6 million. Crosby paid the purchase price on October 31, 2022 less $160,000 (the “Installment Payment”) which is to be paid in cash upon the first anniversary of the Closing Date. The Installment Payment is subject to GCK’s and the Company’s compliance with a Non-Compete agreement. GCK results of operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022.

Comparison of Continuing Operations for the Three and Six Months Ended June 30, 2023 and June 30, 2022.

REVENUE

Revenue from continuing operations increased by 3.1 percent to $2,411,676 for the three months ended June 30, 2023 as compared with corresponding prior-year period revenue of $2,340,135.

For the three months ended June 30, 2023, revenue from continuing operations associated with the sale of jet fuel and related items decreased by 1.1 percent to approximately $605,000 as compared to approximately $612,000 in the three months ended June 30, 2022.

For the three months ended June 30, 2023, revenue from continuing operations associated with services and supply items increased by 6.8 percent to approximately $1,800,000 as compared to approximately $1,685,000 in the three months ended June 30, 2022. This increase was largely attributable to a higher demand for services at our New York location in the three months ended June 30, 2023 compared to the same period in 2022.

For the three months ended June 30, 2023 all other revenue from continuing operations decreased by 84.2 percent to approximately $7,000 as compared to approximately $43,000 in the three months ended June 30, 2022. This decrease was attributable to a decrease in non-aeronautical revenue generated at our New York location compared to the same period last year.

Total revenue from continuing operations increased by 18.8 percent to $3,733,733 for the six months ended June 30, 2023 as compared with corresponding prior-year period revenue of $3,142,544.

For the six months ended June 30, 2023, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items increased by 22.6 percent to approximately $944,000 as compared to approximately $770,000 in the six months ended June 30, 2022. This increase was attributable to the higher volume of gallons and price of aviation gasoline sold at our New York location compared to the same period last year.

For the six months ended June 30, 2023, revenue from continuing operations associated with services and supply items increased by 18.5 percent to approximately $2,754,000 as compared to approximately $2,324,000 in the six months ended June 30, 2022. This increase was attributable to increased demand for services at our New York location compared to the same period last year.

For the six months ended June 30, 2023, all other revenue from continuing operations decreased by 25.9 percent to approximately $36,000 as compared to approximately $49,000 in the six months ended June 30, 2022. This decrease was attributable to a decrease in non-aeronautical revenue generated by our Heliport compared to the same period last year.

COST OF REVENUE

Total cost of revenue from continuing operations decreased by 26.3 percent to $638,166 in the three months ended June 30, 2023 as compared to $865,313 in the three months ended June 30, 2022. The decrease was largely attributable to lower fees due under the Use Agreement which became effective May 1, 2023. Total cost of revenue from continuing operations decreased by 3.3 percent to $1,319,172 in the six months ended June 30, 2023 as compared to $1,274,176 in the six months ended June 30, 2022. The decrease was largely attributable to lower fees due under the Use Agreement which became effective May 1, 2023.

GROSS PROFIT

Total gross profit from continuing operations increased by 20.3 percent to $1,773,510 in the three months ended June 30, 2023 as compared with $1,474,822 in the three months ended June 30, 2022. Gross margin was 73.5 percent in the three months ended June 30, 2023 as compared to 63.0 percent in the same period in the prior year. Gross profit and gross margin were positively impacted by the item previously discussed above.

Total gross profit from continuing operations increased by 29.2 percent to $2,414,561 in the six months ended June 30, 2023 as compared to $1,868,368 in the six months ended June 30, 2022. Gross margin increased to 64.7 percent in the six months ended June 30, 2023 as compared to 59.5 percent in the same period in the prior year. The increase in gross profit and gross margin were a result of the item discussed above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses (“SG&A”) from continuing operations were approximately $662,000 in the three months ended June 30, 2023, representing a decrease of approximately $348,000 or 34.5 percent, as compared to the same period in 2022. The decrease in SG&A expenses for the three months ended June 30, 2023 was primarily attributable to the expiration of the Empire management agreement, effective April 30, 2023. SG&A expenses from continuing operations in the six months ended June 30, 2023 were approximately $1,194,000, representing a decrease of approximately $230,000 or 16.2 percent, as compared to the same period in 2022. The decrease in SG&A operating expenses for the six months ended June 30, 2023 were primarily attributable to the expiration of the management agreement with Empire Aviation, effective April 30, 2023.

Corporate SG&A from continuing operations was approximately $148,000 for the three months ended June 30, 2023, representing a decrease of approximately $25,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $358,000 for the six months ended June 30, 2023, representing an increase of approximately $58,000 as compared with the corresponding prior year period. The decrease in the three month periods were largely attributable to non-recurring miscellaneous expenses in the second quarter of 2022. The increase in the six month periods on a year-over-year basis, were largely attributable to an increase in services provided by various service providers.

OPERATING INCOME

Operating income from continuing operations for the six months ended June 30, 2023 was $863,344 as compared to operating income of $145,043 in the six months ended June 30, 2022. The increase in operating income was primarily attributable to the items discussed above.

Depreciation and Amortization

Depreciation and amortization was $8,433 and $66,256 for the six months ended June 30, 2023 and 2022, respectively. The decrease in depreciation and amortization expense was attributable to the sale of the Company’s Kansas operation, effective October 31, 2022.

Interest Expense

Interest expense for the six months ended June 30, 2023 and 2022 was $0 and $11,776, respectively. The decrease in interest expense was attributable to the sale of the Company’s Kansas operation, effective October 31, 2022.

Bad Debt Recovery

Bad Debt Recovery for the six months ended June 30, 2023 was $0 as compared to $125,000 in the same period in 2022.

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

Interest Income

Interest income for the six months ended June 30, 2023 and 2022 was $63,354 and $0, respectively. The increase in interest income is attributable to the Company investing its excess working capital reserves in a high yield savings account at UBS Financial Services Inc. (“UBS”). As of June 30, 2023, the Company had approximately $5,624,000 on account earning an annual percentage yield of 5.15%.

Income Tax

Income tax expense for the six months ended June 30, 2023 and 2022 was $335,000 and $99,000, respectively. Income tax expense was higher in 2023 as compared to 2022 due to the life insurance proceeds recorded in 2022 being non-taxable.

Net Income Per Share

Net income from continuing operations was $591,698 and $671,043 for the six months ended June 30, 2023 and 2022, respectively. The decrease in net income year over year was primarily attributable to the benefit of Bad Debt Recovery of $125,000 and Life Insurance Proceeds of $500,000 recorded in the six months ended June 30, 2022.

Basic net income per share for the six months ended June 30, 2023 and 2022 was $0.61 and $0.71, respectively. Diluted net income per share for the six months ended June 30, 2023 and 2022 was $0.59 and $0.70, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, we had cash and restricted cash of $6,667,667 and a working capital surplus of $6,390,794. We generated revenue from continuing operations of $3,733,733 and had net income of $591,698 for the six months ended June 30, 2023. For the six months ended June 30, 2023, cash flows included net income of $591,698 and cash provided by operating activities of $98,812.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at June 30, 2023 or 2022.

During the quarter ending June 30, 2023, the Company invested its excess working capital reserves in a high yield savings account at UBS Financial Services Inc. (“UBS”). As of June 30, 2023, the Company had approximately $5,624,000 on account earning an annual percentage yield of 5.15%.

The Company was party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport. Pursuant to the terms of the Concession Agreement, the Company was required to pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments.

As disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guarantee payments the Company is required to pay to the City of New York under the Concession Agreement.

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

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Downtown Manhattan Heliport, Empire Aviation. The Company incurred management fees with Empire Aviation of approximately $448,000 and $836,000 during the six months ended June 30, 2023 and 2022, respectively. Empire Aviation notified the Company that it believes additional fees are due under the management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense as disclosed in the Company’s 2022 Annual Report on Form 10-K. The Empire management agreement expired April 30, 2023.

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the six months ended June 30, 2023 and 2022, we incurred approximately $532,000 and $601,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement has a term of one year. Pursuant to the terms of the Use Agreement, the Company has been granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement may be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company is required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. During the six month ended June 30, 2023, the Company incurred $10,000 in administrative fees which are recorded in the cost of revenue.

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an interim Concession Agreement (the “New Agreement”) with the Company in order to provide for the continued operation of the Downtown Manhattan Heliport for one (1) six-month term, with two (2) six-month options to renew at the discretion of the DSBS. The New Agreement is intended to govern the Company’s operation of the Downtown Manhattan Heliport while the new RFP is readied by the NYCEDC for release. The Company is currently working on clarifying the business and economic relationship between the parties, including additional fees to be paid from the Company’s operation of the Downtown Manhattan Heliport and expects the New Agreement will be finalized and entered into in October 2023. The Company expects that the Use Agreement will expire upon the effective start date of the New Agreement.

During the six months ended June 30, 2023, we had a net increase in cash of $690,510. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2023, net cash provided by operating activities was $690,510. This amount included an increase in operating cash related to net income of $591,698 and additions for the following items: (i) depreciation and amortization, $8,433; (ii) stock based compensation, $51,000; (iii) accounts receivable, trade, $41,846; (iv) inventory, $10,157; (v) prepaid expenses, $113,936; and (vi) accounts payable, $192,135. These increases in operating activities were offset by a decrease in accrued expenses of $318,695.

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

Cash from Investing Activities

For the six months ended June 30, 2023, there was no cash used in, or provided by, investing activities. For the six months ended June 30, 2022, net cash of $501,644 used in investing activities included a life insurance receivable of $500,000 and purchase of property and equipment of $1,644.

Cash from Financing Activities

For the six months ended June 30, 2023, there was no cash used in, or provided by, financing activities. For the six months ended June 30, 2022, net cash of $29,150 was used in financing activities for the following items: (i) payment of right of use leases, $22,541; and (ii) repayment of notes payable, $6,609.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

●	our continued operation of the Downtown Manhattan Heliport pursuant to the Use Agreement;
●	the RFP process expected to be conducted by the NYCEDC for operation of the Downtown Manhattan Heliport;
●	our negotiations with the NYCEDC regarding an additional agreement to govern our operation of the Downtown Manhattan Heliport during any RFP process;
●	the impact of the COVID-19 pandemic on our business and results of operations;
●	our ability to secure the additional debt or equity financing, if required, to execute our business plan; and
●	our ability to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy.

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

Our Concession Agreement with the City of New York expired on April 30, 2023. On February 15, 2023, NYCEDC reported that it would be bringing a new concession agreement with us as the operator of the Downtown Manhattan Heliport to the New York City Franchise and Concession Review Committee meeting on March 3, 2023. The item was subsequently removed from the agenda, with NYCEDC announcing on April 7, 2023 that the previous Request for Proposals ("RFP") had been cancelled and that it is their intention to put out a new RFP in 2023.

We entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement has a term of one year. Pursuant to the terms of the Use Agreement, we have been granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement may be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. We are required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. We expect that the NYCEDC will conduct a request for proposal for a new concession agreement to govern the operation of the Downtown Manhattan Heliport. We are in negotiations with the NYCEDC regarding an additional agreement that will govern our use of the Downtown Manhattan Heliport while the RFP process is ongoing, which we expect will clarify the economic relationship between the parties, including additional fees for our operation of the Downtown Manhattan Heliport.

All of our business is conducted and reliant on the Downtown Manhattan Heliport. Any disruption in business at the Downtown Manhattan Heliport or additional restrictions imposed on the operations of the Downtown Manhattan Heliport by the NYCEDC could adversely impact our results of operations. Additionally, our business depends on us remaining as the operator of the Downtown Manhattan Heliport. If the Use Agreement expires or is terminated early pursuant to its terms without us having a further agreement in place for our continued operation of the Downtown Manhattan Heliport, our business would be adversely affected and we would be required to cease all operations.

If we submit an RFP but are not awarded the contract, our operations will be materially adversely affected.

We currently operate the Downtown Manhattan Heliport pursuant to the Use Agreement. The NYCEDC announced on April 7, 2023 that it is their intention to put out a new RFP in 2023 to govern the use of the New York Heliport. We expect to submit our best proposal once the RFP is commenced by the NYCEDC. There is no guarantee that any proposal we submit to an RFP for operating the Downtown Manhattan Heliport will be accepted or that we will be awarded a contract to operate the Downtown Manhattan Heliport under any RFP. If we submit a proposal to an RFP and are not chosen, our business will be materially adversely affected and we may be required to cease all operations.

Bank failures or other events effecting financial institutions could adversely affect our liquidity and financial performance.

We currently maintain a cash balance of our excess working capital reserves in a high yield savings account at UBS Financial Services Inc. (“UBS”), which we believe is a high quality institution. The cash balance we have on account with UBS currently, and may from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If UBS were to fail, we could lose all or a portion of the amounts held more than such insurance limitations. In addition, events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit risk markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits or otherwise adversely impact our liquidity or financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or that UBS or any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

Item 6 - Exhibits

Exhibit No.	Description of Exhibit

31.1*	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer

32.1*	Section 1350 Certification

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: August 14, 2023	By:	/s/ Samuel Goldstein
Samuel Goldstein
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer