Form 10-Q
period 2023-09-30
Saker Aviation Services, Inc.
filed 2023-11-20
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2023

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

Yes ☐          No ☒

As of November 20, 2023, the registrant had 976,330 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

September 30, 2023

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS
Cash, cash equivalents, and restricted cash	$6,157,409	$5,977,157
Investments	2,425,854	0
Accounts receivable	240,615	244,543
Non-Compete receivable	160,000	160,000
Inventories	6,113	13,551
Income tax receivable	119,899	119,899
Prepaid expenses	347,039	354,913
Total current assets	9,456,929	6,870,063

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,123,997 and $3,111,462 respectively	53,319	42,862

TOTAL ASSETS	$9,510,248	$6,912,925

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$641,193	$328,505
Customer deposits	254,879	204,633
Accrued expenses	990,862	597,262
Total current liabilities	1,886,934	1,130,400

TOTAL LIABILITIES	1,886,934	1,130,400

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 976,330 shares issued and outstanding at September 30, 2023 and December 31, 2022	29,290	29,290
Additional paid-in capital	19,889,294	19,812,794
Accumulated deficit	(12,295,270)	(14,059,559)
TOTAL STOCKHOLDERS’ EQUITY	7,623,314	5,782,525
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,510,248	$6,912,925

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

REVENUE	$2,584,755	$2,601,799	$6,318,488	$5,744,342

COST OF REVENUE	557,256	1,009,247	1,876,428	2,283,422

GROSS PROFIT	2,027,499	1,592,552	4,442,060	3,460,920

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	478,800	1,185,816	2,030,017	2,909,142

OPERATING INCOME	1,548,699	406,736	2,412,043	551,778

OTHER INCOME
BAD DEBT RECOVERY	212,000	0	212,000	125,000
LIFE INSURANCE PROCEEDS	0	0	0	500,000
INTEREST INCOME	79,892	0	143,246	0
TOTAL OTHER INCOME	291,892	0	355,246	625,000

INCOME BEFORE INCOME TAX	1,840,591	406,736	2,767,289	1,176,778

INCOME TAX EXPENSE	668,000	141,000	1,003,000	240,000

INCOME FROM CONTINUING OPERATIONS	1,172,591	265,736	1,764,289	936,778

LOSS FROM DISCONTINUED OPERATIONS, net of income taxes	0	52,634	0	32,786

NET INCOME	$1,172,591	$213,102	$1,764,289	$903,992

Basic Net Income Per Common Share	$1.20	$0.22	$1.81	$0.93

Diluted Net Income Per Common Share	$1.18	$0.22	$1.78	$0.91

Weighted Average Number of Common Shares – Basic	976,330	976,330	976,330	975,953

Weighted Average Number of Common Shares - Diluted	992,711	988,795	993,857	988,418

See accompanying notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

STATEMENTS OF CONDENSED CONSOLIDATED STOCKHOLDERS' EQUITY

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2022	975,074	$29,252	$19,740,837	$(15,306,180)	$4,463,909

Issuance of additional Common Stock in connection with cashless exercise of options	1,256	38	(38)		0

Amortization of stock based compensation			11,499		11,499

Net loss				(31,152)	(31,152)

BALANCE – March 31, 2022	976,330	$29,290	$19,752,298	$(15,337,332)	$4,444,256

Amortization of stock based compensation			11,499		11,499

Net income				722,042	722,042

BALANCE – June 30, 2022	976,330	$29,290	$19,763,797	$(14,615,290)	$5,177,797

Amortization of stock based compensation			11,499		11,499

Net income				213,102	213,102

BALANCE – September 30, 2022	976,330	$29,290	$19,775,296	$(14,402,188)	$5,402,398

Amortization of stock based compensation			25,500		25,500

Net income				692,428	692,428

BALANCE – June 30, 2023	976,330	$29,290	$19,863,794	$(13,467,861)	$6,425,223

Amortization of stock based compensation			25,500		25,500

Net income				1,172,591	1,172,591

BALANCE – September 30, 2023	976,330	$29,290	$19,889,294	$(12,295,270)	$7,623,314

See accompanying notes to condensed consolidated financial statements

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,764,289	$903,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,535	101,181
Stock based compensation	76,500	34,497
Changes in operating assets and liabilities:
Accounts receivable, trade	3,928	(65,710)
Inventories	7,438	13,437
Income tax receivable	0	573,679
Prepaid expenses	7,874	268,564
Customer deposits	50,246	124,079
Accounts payable	312,688	341,989
Accrued expenses	393,600	25,582
TOTAL ADJUSTMENTS	864,809	1,417,298

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,629,098	2,321,290

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(2,425,854)	0
Purchase of property and equipment	(22,992)	(9,680)
NET CASH USED IN INVESTING ACTIVITIES	(2,448,846)	(9,680)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of right of use leases payable	0	(34,041)
Repayment of notes payable	0	(9,806)
NET CASH USED IN FINANCING ACTIVITIES	0	(43,847)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	180,252	2,267,763

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning	5,977,157	2,446,906
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Ending	$6,157,409	$4,714,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Reclassification of Inventory, Property, and Equipment, net, Right of use assets and	$0	$1,175,706
Goodwill to Assets held for sale
Cash paid during the periods for:
Interest	$0	$17,965
Income taxes	$637,513	$194,006

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

The condensed consolidated balance sheet as of September 30, 2023 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2023 and 2022 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of September 30, 2023 and its results of operations, stockholders’ equity, and cash flows for the three and nine months ended September 30, 2023 not misleading. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity and Material Agreements

As of September 30, 2023, we had cash and cash equivalents of $6,157,409 and a working capital surplus of $7,569,995. We generated revenue from continuing operations of $6,318,488 and had net income of $1,764,289 for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, cash flows included net income of $1,764,289, cash provided by operating activities of $2,629,098, and cash used in investing activities of $2,448,846.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at September 30, 2023 or 2022.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

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

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Downtown Manhattan Heliport, Empire Aviation. The Company incurred management fees with Empire Aviation of approximately $448,000 and $836,000 during the six months ended June 30, 2023 and June 30, 2022, respectively. Empire Aviation notified the Company that it believes additional fees are due under the management agreement for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense as disclosed in the Company’s 2022 Annual Report on Form 10-K. The Empire management agreement expired April 30, 2023. The Company's internal management team and heliport employees have taken over all duties relating to the management of the heliport.

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the nine months ended September 30, 2023 and 2022, we incurred approximately $532,000 and $1,089,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement has a term of one year. Pursuant to the terms of the Use Agreement, the Company has been granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement could be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company was required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. During the nine months ended September 30, 2023, the Company incurred $25,000 in administrative fees which are recorded in the cost of revenue.

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport. The Interim Agreement, once executed, provides for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”). The Company will be required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company expects the Interim Agreement to be finalized in November 2023.

On November 13, 2023, the DBS and NYCEDC released the new RFP. The Interim Agreement, once executed, will govern the Company’s operation of the Downtown Manhattan Heliport until the RFP process is concluded and an operator selected unless terminated earlier pursuant to its terms.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FirstFlight Heliports, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash, cash equivalents, and restricted cash

The Company maintains its cash and cash equivalents with various financial institutions which often exceeds federally insured limits. Cash equivalents represent money market funds and short term investments with original maturities of three months or less from the date of purchase. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions. At September 30, 2023, there were no restrictions on cash or cash equivalents.

Investments

Investments held by the Company have readily determinable fair values and are reported at cost, which approximates fair value at September 30, 2023. On a monthly basis, realized gains and losses are determined by using the first-in first-out method and will be reported in other income and unrealized gains and losses will be reported in Other Comprehensive Income (Loss).

Investments consist of U.S. treasury Notes and Bills with maturities ranging from December 2023 to August 2024. Investments are not purchased with the intent of selling in the near term. However, from time to time, the Company may decide to sell certain securities for liquidity, tax planning and other business purposes. Purchases and sales are recorded on a trade date basis and interest income is recorded when earned.

Net Income Per Common Share

Net income was $1,764,289 and $903,992 for the nine months ended September 30, 2023 and 2022, respectively. Net income was $1,172,591 and $213,102 for the three months ended September 30, 2023 and 2022, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding, basic	976,330	976,330	976,330	975,953
Common shares upon exercise of options and warrants	16,381	12,465	17,527	12,465
Weighted average common shares outstanding, diluted	992,711	988,795	993,857	988,418

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the nine months ended September 30, 2023 and 2022, the Company incurred stock-based compensation of $76,500 and $34,497, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2023, the unamortized fair value of the options totaled $25,500 and the weighted average remaining amortization period of the options approximated five years.

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

As disclosed in a Current Report on Form 8-K filed with the SEC on November 2, 2022, on October 31, 2022 (the “Closing Date”), the transaction contemplated by the Transfer Agreement closed and we became subject to the Non-Compete, for an aggregate purchase price of approximately $1.5 million, after certain closing adjustments. Crosby paid the purchase price on the Closing Date less $160,000 which was to be paid in cash upon the first anniversary (“Anniversary Payment” of the Closing Date subject to GCK’s and our compliance with the Non-Compete, pursuant to the Transfer Agreement. At Crosby’s request, the Company agreed to extend the due date on the Anniversary Payment to November 15, 2023 which was received by the Company on that date.

GCK results of operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

Components of discontinued operations are as follows:

	For the three months ended Sept. 30, 2022	For the nine months ended Sept. 30, 2022

Revenue	$1,165,101	$3,296,055
Cost of revenue	1,040,797	2,832,759
Gross profit	124,304	463,296
Operating expenses	170,748	478,117
Operating loss from discontinued operations	(46,444)	(14,821)
Interest expense	6,190	17,965
Net loss from discontinued operations	$(52,634)	$(32,786)
Basic and diluted net loss per common share	(0.05)	(0.03)
Weighted average number of shares outstanding, basic	976,330	975,953
Weighted average number of shares outstanding, diluted	988,795	988,418

NOTE 5 – Litigation

From time to time, the Company may be a party to one or more claims or disputes which may result in litigation. The Company’s management does not, however, presently expect that any such matters will have a material adverse effect on the Company’s business, financial condition or results of operations.

NOTE 6 – Subsequent Events

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport. The Interim Agreement, once executed, provides for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”). The Company will be required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company expects the Interim Agreement to be finalized in November 2023.

On November 13, 2023, the DBS and NYCEDC released the new RFP. The Interim Agreement, once executed, will govern the Company’s operation of the Downtown Manhattan Heliport until the RFP process is concluded and an operator selected unless terminated earlier pursuant to its terms.

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

REVENUE AND OPERATING RESULTS

DISCONTINUED OPERATIONS

As disclosed in a Current Report on Form 8-K filed with the SEC on November 2, 2022, on October 31, 2022, the Company sold its subsidiary FBO and MRO operations of FBO Air-Garden City, Inc. (“GCK”) to Crosby Flying Services, LLC (”Crosby”) for an aggregate purchase price of $1.6 million. Crosby paid the purchase price on October 31, 2022 less $160,000 (the “Anniversary Payment”) which was to be paid in cash upon the first anniversary of the Closing Date. At Crosby’s request, the Company agreed to extend the Anniversary Payment until November 15, 2023.. GCK results of operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022.

Comparison of Continuing Operations for the Three and Nine Months Ended September 30, 2023 and September 30, 2022.

REVENUE

Revenue from continuing operations decreased by 0.7 percent to $2,584,755 for the three months ended September 30, 2023 as compared with corresponding prior-year period revenue of $2,601,799.

For the three months ended September 30, 2023, revenue from continuing operations associated with the sale of jet fuel and related items increased by 10.8 percent to approximately $693,000 as compared to approximately $626,000 in the three months ended September 30, 2022. This increase was attributable to the higher volume of gallons and price of aviation gasoline sold at our New York location compared to the same period last year.

For the three months ended September 30, 2023, revenue from continuing operations associated with services and supply items increased by 1.8 percent to approximately $1,824,000 as compared to approximately $1,791,000 in the three months ended September 30, 2022.

For the three months ended September 30, 2023 all other revenue from continuing operations decreased by 63.2 percent to approximately $68,000 as compared to approximately $185,000 in the three months ended September 30, 2022. This decrease was attributable to a decrease in non-aeronautical revenue, including photo shoots and advertising, at our New York location compared to the same period last year.

Total revenue from continuing operations increased by 10.0 percent to $6,318,488 for the nine months ended September 30, 2023 as compared with corresponding prior-year period revenue of $5,744,342.

For the nine months ended September 30, 2023, revenue from continuing operations associated with the sale of jet fuel, aviation gasoline and related items increased by 17.3 percent to approximately $1,636,000 as compared to approximately $1,395,000 in the nine months ended September 30, 2022. This increase was attributable to the higher volume of gallons and price of aviation gasoline sold at our New York location compared to the same period last year.

For the nine months ended September 30, 2023, revenue from continuing operations associated with services and supply items increased by 11.2 percent to approximately $4,578,000 as compared to approximately $4,115,000 in the nine months ended September 30, 2022. This increase was attributable to increased demand for services at our New York location compared to the same period last year.

For the nine months ended September 30, 2023, all other revenue from continuing operations decreased by 55.4 percent to approximately $104,000 as compared to approximately $233,000 in the nine months ended September 30, 2022. This decrease was attributable to a decrease in non-aeronautical revenue, including photo shoots and advertising, at our Heliport compared to the same period last year.

COST OF REVENUE

Total cost of revenue from continuing operations decreased by 44.8 percent to $557,256 in the three months ended September 30, 2023 as compared to $1,009,247 in the three months ended September 30, 2022. The decrease was largely attributable to lower fees due under the Use Agreement which became effective May 1, 2023. Total cost of revenue from continuing operations decreased by 17.8 percent to $1,876,428 in the nine months ended September 30, 2023 as compared to $2,283,422 in the nine months ended September 30, 2022. The decrease was largely attributable to lower fees due under the Use Agreement which became effective May 1, 2023.

GROSS PROFIT

Total gross profit from continuing operations increased by 27.3 percent to $2,027,499 in the three months ended September 30, 2023 as compared with $1,592,552 in the three months ended September 30, 2022. Gross margin was 78.4 percent in the three months ended September 30, 2023 as compared to 61.2 percent in the same period in the prior year. Gross profit and gross margin were positively impacted by the item previously discussed above.

Total gross profit from continuing operations increased by 28.3 percent to $4,442,060 in the nine months ended September 30, 2023 as compared to $3,460,920 in the nine months ended September 30, 2022. Gross margin increased to 70.3 percent in the nine months ended September 30, 2023 as compared to 60.2 percent in the same period in the prior year. The increase in gross profit and gross margin were a result of the item discussed above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses (“SG&A”) from continuing operations were approximately $336,000 in the three months ended September 30, 2023, representing a decrease of approximately $741,000 or 68.8 percent, as compared to the same period in 2022. The decrease in SG&A expenses for the three months ended September 30, 2023 was primarily attributable to the expiration of the Empire management agreement, effective April 30, 2023. SG&A expenses from continuing operations in the nine months ended September 30, 2023 were approximately $1,530,000, representing a decrease of approximately $972,000 or 38.8 percent, as compared to the same period in 2022. The decrease in SG&A operating expenses for the nine months ended September 30, 2023 were primarily attributable to the expiration of the management agreement with Empire Aviation, effective April 30, 2023.

Corporate SG&A from continuing operations was approximately $143,000 for the three months ended September 30, 2023, representing an increase of approximately $34,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $500,000 for the nine months ended September 30, 2023, representing an increase of approximately $92,000 as compared with the corresponding prior year period. The increase in the three and nine month periods on a year-over-year basis, were largely attributable to an increase in services provided by various service providers.

OPERATING INCOME

Operating income from continuing operations for the three months ended September 30, 2023 was $1,548,699 as compared to operating income of $406,736 in the three months ended September 30, 2022. Operating income from continuing operations for the nine months ended September 30, 2023 was $2,412,043 as compared to operating income of $551,778 in the nine months ended September 30, 2022. The increase in operating income was primarily attributable to the items discussed above.

Depreciation and Amortization

Depreciation and amortization was $12,535 and $101,181 for the nine months ended September 30, 2023 and 2022, respectively. The decrease in depreciation and amortization expense was attributable to the sale of the Company’s Kansas operation, effective October 31, 2022.

Interest Expense

Interest expense for the nine months ended September 30, 2023 and 2022 was $0 and $18,000, respectively. The decrease in interest expense was attributable to the sale of the Company’s Kansas operation, effective October 31, 2022.

Bad Debt Recovery

Bad Debt Recovery for the nine months ended September 30, 2023 was $212,000 as compared to $125,000 in the same period in 2022. Bad Debt Recovery in both periods relates to tenant operators who ceased operating in prior years and returned to the heliport with the requirement to pay amounts that were unpaid and previously written off by the Company.

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

Interest Income

Interest income for the nine months ended September 30, 2023 and 2022 was $143,246 and $0, respectively. The increase in interest income is attributable to the Company investing its excess working capital reserves in a high yield savings account and U.S government backed securities with UBS Financial Services Inc. (“UBS”).

Income Tax

Income tax expense for the nine months ended September 30, 2023 and 2022 was $1,003,000 and $240,000, respectively. Income tax expense was primarily higher in 2023 as compared to 2022 due to an increase in net taxable income in 2023 compared to the same period in 2022.

Net Income Per Share

Net income from continuing operations was $1,764,289 and $903,992 for the nine months ended September 30, 2023 and 2022, respectively. The increase in net income year over year was primarily attributable to the items discussed above.

Basic net income per share for the nine months ended September 30, 2023 and 2022 was $1.81 and $.93, respectively. Diluted net income per share for the nine months ended September 30, 2023 and 2022 was $1.78 and $0.91, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, we had cash and cash equivalents of $6,157,409 and a working capital surplus of $7,569,995. We generated revenue from continuing operations of $6,318,488 and had net income of $1,764,289 for the nine months ended September 30, 2023. For the nine months ended September 30, 2023, cash flows included net income of $1,764,289, cash provided by operating activities of $2,629,098, and cash used in investing activities of $2,448,846.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at September 30, 2023 or 2022.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

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

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Downtown Manhattan Heliport, Empire Aviation. The Company incurred management fees with Empire Aviation of approximately $448,000 and $836,000 during the six months ended June 30, 2023 and June 30, 2022, respectively. Empire Aviation notified the Company that it believes additional fees are due under the management agreement with the New York Heliport for both 2021 and 2020. If the Company is unable to come to an agreement with Empire Aviation regarding amounts due under the agreement, the Company could incur additional expense as disclosed in the Company’s 2022 Annual Report on Form 10-K. The Empire management agreement expired April 30, 2023. The Company's internal management team and heliport employees have taken over all duties relating to the management of the heliport.

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the nine months ended September 30, 2023 and 2022, we incurred approximately $532,000 and $1,089,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement has a term of one year. Pursuant to the terms of the Use Agreement, the Company has been granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement may be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company is required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. During the nine months ended September 30, 2023, the Company incurred $25,000 in administrative fees which are recorded in the cost of revenue.

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport.  The Interim Agreement, once executed, provides for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”).  The Company will be required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company expects the Interim Agreement to be finalized in November 2023.

On November 13, 2023, the DBS and NYCEDC released the new RFP. The Interim Agreement, once executed, will govern the Company’s operation of the Downtown Manhattan Heliport until the RFP process is concluded and an operator selected unless terminated earlier pursuant to its terms.

During the nine months ended September 30, 2023, we had a net increase in cash of $180,252. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the nine months ended September 30, 2023, net cash provided by operating activities was $2,629,098. This amount included an increase in operating cash related to net income of $1,764,289 and additions for the following items: (i) depreciation and amortization, $12,535; (ii) stock based compensation, $76,500; (iii) accounts receivable, trade, $3,928; (iv) inventory, $7,438; (v) prepaid expenses, $7,874; and (vi) customer deposits, $50,246; (vii) accounts payable, $312,688; and (viii) accrued expenses, $393,600.

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

Cash from Investing Activities

For the nine months ended September 30, 2023, net cash of $2,448,846 was used in investing activities for the purchase of investments of $2,425,854 and the purchase of property and equipment of $22,992. For the nine months ended September 30, 2022, net cash of $9,680 used in investing activities for the purchase of property and equipment.

Cash from Financing Activities

For the nine months ended September 30, 2023, there was no cash used in, or provided by, financing activities. For the nine months ended September 30, 2022, net cash of $43,847 was used in financing activities for the following items: (i) payment of right of use leases, $34,041; and (ii) repayment of notes payable, $9,806.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

●	our continued operation of the Downtown Manhattan Heliport pursuant to the Use Agreement;
●	the RFP process conducted by the NYCEDC for operation of the Downtown Manhattan Heliport;
●	our negotiations with the NYCEDC regarding an additional agreement to govern our operation of the Downtown Manhattan Heliport during the RFP process;
●	our ability to secure the additional debt or equity financing, if required, to execute our business plan; and
●	our ability to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy.

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

We could be adversely affected by the loss of our Interim Agreement with the City of New York.

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

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport.  The Interim Agreement, once executed, provides for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”).  The Company will be required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company expects the Interim Agreement to be finalized in November 2023.

On November 13, 2023, the DBS and NYCEDC released the new RFP. The Interim Agreement, once executed, will govern the Company’s operation of the Downtown Manhattan Heliport until the RFP process is concluded and an operator selected unless terminated earlier pursuant to its terms.

All of our business is conducted and reliant on the Downtown Manhattan Heliport. Any disruption in business at the Downtown Manhattan Heliport or additional restrictions imposed on the operations of the Downtown Manhattan Heliport by the NYCEDC could adversely impact our results of operations. Additionally, our business depends on us remaining as the operator of the Downtown Manhattan Heliport. If the Use Agreement expires, or is terminated early pursuant to its terms, without us having a further agreement in place for our continued operation of the Downtown Manhattan Heliport, our business will be adversely affected as we would be required to cease our operations at the Downtown Manhattan Heliport.

If we are not awarded the contract to operate the Downtown Manhatan Heliport through the new RFP, our operations will be materially adversely affected.

We currently operate the Downtown Manhattan Heliport pursuant to the Use Agreement. The NYCEDC initiated a new RFP to govern the use of the Downtown Manhattan Heliport. There is no guarantee that the proposal we submit to the new RFP will be selected and that we will be awarded the contract to operate the Downtown Manhattan Heliport. If our proposal to the new RFP is not chosen, our business will be materially adversely affected as we would be required to cease our operations at the Downtown Manhattan Heliport.

Bank failures or other events effecting financial institutions could adversely affect our liquidity and financial performance.

We currently maintain a portion of our excess working capital reserves in a high yield savings account at UBS Financial Services Inc. (“UBS”), which we believe is a high quality institution. The cash balance we have on account with UBS currently, and may from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If UBS were to fail, we could lose all or a portion of the amounts held more than such insurance limitations. In addition, events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit risk markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits or otherwise adversely impact our liquidity or financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or that UBS or any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

Item 6 - Exhibits

Exhibit No.	Description of Exhibit
10.1+	Temporary Use Authorization Agreement by and between FirstFlight Heliports, LLC and the City of New York by and through the New York City of Department of Small Business Services, effective as of May 1, 2023 incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2023.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of acting principal executive officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of acting principal financial officer

32.1*	Section 1350 Certification

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: November 20, 2023	By:	/s/ Samuel Goldstein
Samuel Goldstein
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer