Form 10-K
period 2023-12-31
Saker Aviation Services, Inc.
filed 2024-04-01
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes  ☐            No ☒

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of such business day was $3,180,693.

As of April 01, 2024, the Registrant had 985,888 shares of its Common Stock, par value $0.03 per share, issued and outstanding.

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

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport and until October 31, 2022 as a fixed base operator (“FBO’) and a provider of aircraft maintenance and repair services (“MRO”) at the Garden City (Kansas) Regional Airport. FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

Our business activities at the Downtown Manhattan (New York) Heliport facility (the “Downtown Manhattan Heliport”) commenced in November 2008 when we were awarded the Concession Agreement by the City of New York to operate the Downtown Manhattan Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services.

We believe the market has been historically cyclical, with revenue correlated to general U.S. economic conditions. Although not truly seasonal in nature, the spring and summer months tend to generate higher levels of revenue and our operations generally follow that trend. Beginning in April 2022, following declined tourism due to the COVID-19 pandemic, sightseeing tour operators saw an increase in activity and a much higher demand for tours. There can be no assurance that this increased activity will continue as demand for sightseeing tours will depend on future developments in the tourist industry.

Concession Agreement for Downtown Manhattan Heliport

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

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments. In April 2021, the City of New York waived the deferred fees through December 31, 2020. In May 2021, the City of New York waived the deferred fees through April 30, 2021 which coincided with the original expiration of the Concession Agreement as amended by the Air Tour Agreement. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement. During the twelve months ended December 31, 2023 and 2022, we incurred approximately $682,000 and $1,509,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement has a term of one year. Pursuant to the terms of the Use Agreement, the Company has been granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement could be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company was required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. During the twelve months ended December 31, 2023, the Company incurred $40,000 in administrative fees which are recorded in the cost of revenue.

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport. The Interim Agreement became effective upon registration with the Comptroller of the City of New York and commenced on December 12, 2023. The Interim Agreement provides for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”). The Company is required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC.

On November 13, 2023, the DBS and NYCEDC released the new RFP. The initial due date for submissions was January 12, 2024, with the due date being subsequently extended to February 12. 2024. The Company submitted a timely proposal in compliance with the terms of the RFP. The Interim Agreement will govern the Company’s operation of the Downtown Manhattan Heliport until the RFP process is concluded and an operator selected unless terminated earlier pursuant to its terms.

Lease for Garden City (Kansas) Regional Airport

On October 3, 2022, FBO Air-Garden City, Inc., (“GCK”), one of our wholly owned subsidiaries, entered into a FBO Transfer Agreement (the “Transfer Agreement”) with Crosby Flying Services, LLC (the “Buyer”) pursuant to which GCK agreed (i) to sell to the Buyer substantially all of its assets (the “Assets”) and none of its liabilities, and (ii) to a seven year non-competition covenant (the “Non-Compete”) whereby the Company, including our subsidiaries and affiliates, will not engage in any business involving the operation of a fixed based operation supplying aviation fuels and lubricants or the supply of other goods or provision of services typically supplied or performed at fixed base operations at airports at any facility located within one hundred (100) miles of the Garden City Regional Airport in Garden City, Kansas for $1.6 million.

On October 31, 2022 (the “Closing Date”), the transaction contemplated by the Transfer Agreement Company closed and we became subject to the Non-Compete, for an aggregate purchase price of, after certain closing adjustments, approximately $1.5 million. The Buyer paid the purchase price on the Closing Date less $160,000, which was subsequently paid on the first anniversary of the Closing Date. Both GCK leases, which allowed us to operate at the Garden City Regional Airport, were terminated by Garden City as of the October 31, 2022 closing date.

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

Marketing and Sales

The main goal of our marketing and sales efforts is to increase traffic at the Downtown Manhattan Heliport, which we believe would then drive revenue through the incremental sale of our products and services. Our primary marketing tactic in this regard is to focus advertising efforts in the environments (web, periodical and industry publications) where the pilot and aviation-user community might be introduced to our brand name and location. We intend to continue to invest in improvements to our sales and marketing strategies to drive revenue growth.

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

Customers

Beginning in April 2022, the Company’s customers began operating at pre-pandemic levels which continued through the end of 2022. In June 2022, a new tenant began operating at our Downtown Manhattan Heliport. For the fiscal year ended December 31, 2022, three customers represented approximately $184,000, or 75%, of the balance of accounts receivable. In addition, these three customers represented approximately 83 % of our revenue in 2022. The Company has a security deposit in place for each of these customers.

In September 2023, one of the Company’s former customers resumed operations. For the fiscal year ended December 31, 2023, the Company’s four customers represented approximately $248,000, or 84.1%, of the balance of accounts receivable. In addition, these four customers represented approximately 84.8% of our revenue in 2023. The Company has a security deposit in place for each of these customers.

Competition

Our New York location is the only heliport authorized by New York to perform sightseeing tours. Therefore, we face no direct competition in servicing this line of business. There are two other New York heliports who offer fuel and corporate charter services that we face direct competition from in providing these services.

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

Employees

As of December 31, 2023, we employed eleven persons, nine of which were employed on a full-time basis. None of these employees were an executive officer. All of our personnel are employed in connection with our operations in New York.

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

If we are not awarded the contract to operate the Downtown Manhattan Heliport through the new RFP, our operations will be materially adversely affected.

We currently operate the Downtown Manhattan Heliport pursuant to the Interim Concession Agreement. The NYCEDC initiated a new RFP to govern the use of the Downtown Manhattan Heliport. There is no guarantee that the proposal we submitted for the new RFP will be selected and that we will be awarded the contract to operate the Downtown Manhattan Heliport. If our proposal to the new RFP is not chosen, our business will be materially adversely affected as we would be required to cease all our operations at the Downtown Manhattan Heliport and we would have no business operations to generate revenue.

We could be adversely affected by the loss of our Interim Concession Agreement with the City of New York.

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport. The Interim Agreement became effective upon registration with the Comptroller of the City of New York and commenced on December 12, 2023, the date set forth in a written notice received by the Company to proceed. The Interim Agreement provides for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”). The Company is required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC.

On November 13, 2023, the DBS and NYCEDC released the new RFP. The initial due date for submissions was January 12, 2024, with the due date being subsequently extended to February 12. 2024. The Company submitted a timely proposal in compliance with the terms of the RFP. The Interim Agreement will govern the Company’s operation of the Downtown Manhattan Heliport until the RFP process is concluded and an operator selected unless terminated earlier pursuant to its terms.

All of our business is conducted and reliant on the Downtown Manhattan Heliport. Any disruption in business at the Downtown Manhattan Heliport or additional restrictions imposed on the operations of the Downtown Manhattan Heliport by the NYCEDC could adversely impact our results of operations. Additionally, our business depends on us remaining as the operator of the Downtown Manhattan Heliport. If the Interim Agreement expires, or is terminated early pursuant to its terms, without us having a further agreement in place for our continued operation of the Downtown Manhattan Heliport, our business will be adversely affected as we would be required to cease our operations at the Downtown Manhattan Heliport.

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

We are currently involved in arbitration with Empire Aviation, LLC regarding claims of unpaid fees to Empire under our prior Management Agreement, the arbitration could be time-consuming and expensive and may not have a favorable outcome.

Empire Aviation, LLC and the Company were parties to a certain Management Agreement effective November 1, 2008. The Management Agreement terminated on April 30, 2023. Empire Aviation notified the Company that it believes additional fees (“Management Fees”) are due under the Management Agreement.

On March 14, 2024, the Company and Empire participated in an arbitration of this dispute. In their filing, Empire claims that Saker failed to pay Empire certain Management Fees in various months throughout the term of the Management Agreement, aggregating approximately $1,050,000 plus $250,000 of accrued interest. Saker has asserted numerous defenses and counterclaims against Empire.

The arbitration will require additional time and effort from management and additional expenses and may not result in a favorable outcome. Such expenses and results could adversely affect our business.

Bank failures or other events affecting financial institutions could adversely affect our liquidity and financial performance.

We currently maintain a portion of our excess working capital reserves in a high yield savings account at UBS Financial Services Inc. (“UBS”), which we believe is a high-quality institution. The cash balance we have on account with UBS currently, and may from time to time, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If UBS were to fail, we could lose all or a portion of the amounts held more than such insurance limitations. In addition, events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit risk markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits or otherwise adversely impact our liquidity or financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or that UBS or any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

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

As of December 31, 2023, our executive officers, directors and their family members and associates, collectively, are entitled to vote 294,433 shares, or 29.9% of the 985,888 shares of our outstanding shares of common stock. Accordingly, and because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our Board of Directors, which is currently comprised of three independent directors and one executive officer/director.

General risk factors:

Potential additional financings, the granting of additional stock options and any anti-dilution provisions in potential future derivative securities could further dilute our existing stockholders.

As of December 31, 2023, there were 985,888 shares of our common stock outstanding. If all of our outstanding and currently exercisable options were exercised, there would be 1,053,382 shares outstanding, an increase of approximately 6.8%. Any further issuances due to additional equity financings, or the granting of additional options could further dilute our existing stockholders, which could cause the value of our common stock to decline.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C.	Cybersecurity

Risk Management and Strategy

Cyber Security Governance

Oversight of cybersecurity infrastructure is managed by members of our management team, including our President & Chief Executive Officer. Management works in tandem with a third-party service provider (the “Service Provider”). The Service Provider periodically reviews and updates our antivirus and antimalware software, manages our Business Continuity and Disaster Recovery system, reviews our vulnerability management and ensures our system is Payment Card Industry (PCI) compliant. Given our overall risk profile, the Board has had limited involvement with our cybersecurity risk management. The management team, with support from the Service Provider, would raise any significant cybersecurity risks with the Board.

Risk Management and Strategy

We believe we have implemented processes that are designed to effectively identify and manage risks from cybersecurity threats. Through our Service Provider, we receive Endpoint Detection and Response services (“EDR”). The EDR helps to ensure faster identification of a cybersecurity breach. Once a cyber incident is identified, our Service Provider will notify management and work to secure our systems and fix the vulnerability. An investigation will be conducted, with the assistance of the Service Provider if needed, to determine the root cause of the cyber incident, the materiality of the cyber incident, and any disclosure or legal obligations that will stem from the cyber incident.

We have not been the victim of a cyber incident in the past but may be the subject of cyber incidents in the future.

ITEM 2.	PROPERTIES

As of April 1, 2024, the Company operates the Downtown Manhattan Heliport pursuant to the Interim Concession Agreement and had no leased offices or hangar space.

ITEM 3.	LEGAL PROCEEDINGS

Empire Aviation, LLC (“Empire”) and the Company were parties to a certain Management Agreement (the “Management Agreement”) effective November 1, 2008. The Management Agreement terminated on April 30, 2023. As previously disclosed in the Company’s 2022 Annual Report on Form 10-K, Note 15. Contingent Liabilities, Empire Aviation notified the Company that it believes additional fees (“Management Fees”) are due under the Management Agreement.

On March 14, 2024, the Company and Empire participated in an arbitration of this dispute. In their filing, Empire claims that Saker failed to pay Empire certain Management Fees in various months throughout the term of the Management Agreement, aggregating approximately $1,050,000 plus $250,000 in accrued interest. Of this amount, approximately $350,000 has been accrued by the Company in 2023 and is included in the Company’s Condensed Consolidated Statement of Operations in selling general administrative expenses and the Condensed Consolidated Balance Sheet in accounts payable. Saker has asserted numerous defenses including, but not limited to, Empire waiving its rights to such fees by the parties’ course of conduct. Further, Saker asserted counterclaims against Empire. The Company and Empire will each submit proposed findings to the arbitrator in the next 30 days. We anticipate that the arbitrator will issue his rulings within 30 days of these submissions. Although we believe that Saker has valid defenses and a good chance to prevail on the merits against Empire’s claims, we can give no assurance as to the same.

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

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2022	$4.20	$2.50

June 30, 2022	$4.91	$4.10

September 30, 2022	$4.78	$3.51

December 31, 2022	$5.75	$4.10

March 31, 2023	$6.15	$5.15

June 30, 2023	$6.35	$4.40

September 30, 2023	$5.89	$4.35

December 31, 2023	$8.00	$5.60

Holders

As of April 1, 2024, there were approximately 475 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

Dividends

In the past, the Company has paid cash dividends on our common stock. Any future determination to pay dividends on our common stock will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncer‐tainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by such forward-looking statements. We therefore caution you against relying on any of these forward-looking statements because they are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include our services and pricing, general economic conditions, our ability to raise additional capital, and the other risk factors contained in Item 1A of this report.

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

Overview

Saker Aviation Services, Inc. is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. Through our subsidiary, we operate in the aviation services segment of the general aviation industry in which we serve as the operator of a heliport.

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

Our business activities at the Downtown Manhattan Heliport commenced in November 2008 when we were awarded the Concession Agreement by the City of New York to operate the Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”).

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

Consolidated Statement of Operations Data:	Year Ended December 31, 2023	Year Ended December 31, 2022
(in thousands, except for share and per share data)
Revenue	$8,838	$7,599
Operating income	$3,513	$732
Other income, before income tax expense	$441	$628
Income from continuing operations, before income taxes	$3,953	$1,361
Income tax expense	$(1,507)	(300)
Discontinued operations income, net of income taxes	$0	$186
Net Income	$2,446	$1,247

Net income per share – basic	$2.50	$1.28

Net income per share – diluted	$2.47	$1.26
Weighted average number of shares – basic	976,782	976,048
Weighted average number of shares – diluted	989,686	987,149

Balance Sheet Data: (in thousands)	December 31, 2023	December 31, 2022
Working capital surplus	$8,270	$5,740
Total assets	$10,611	$6,913
Total liabilities	$2,292	$1,130
Stockholders’ equity	$8,319	$5,783
Total liabilities and Stockholders’ equity	$10,611	$6,913

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results for the Years Ended December 31, 2023 and December 31, 2022.

REVENUE AND RESULTS OF CONTINUING OPERATIONS

DISCONTINUED OPERATIONS

As disclosed in a Current Report on Form 8-K filed with the SEC on November 2, 2022, on October 31, 2022 (the “Closing Date”), the Company sold its subsidiary FBO and MRO operations of FBO Air-Garden City, Inc. (“GCK”) to Crosby Flying Services, LLC (the “Buyer”) for an aggregate purchase price of $1.6 million. The Buyer paid the purchase price on the Closing Date less $160,000 (the “Installment Payment”) which was paid in cash upon the first anniversary of the Closing Date. GCK results of operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for the year ended December 31, 2022.

Comparison of Continuing Operations from the Twelve Months Ended December 31, 2023 and December 31, 2022.

REVENUE

Revenue from continuing operations increased by 16.3 percent to $8,837,614 for the twelve months ended December 31, 2023, as compared with corresponding prior-year period revenue of $7,598,597.

For the twelve months ended December 31, 2023, revenue from continuing operations associated with services and supply items increased by 11.9 percent to approximately $6,429,414 as compared to approximately $5,747,000 in the twelve months ended December 31, 2022. This increase was attributable to increased demand for services in 2023 compared to the prior year.

For the twelve months ended December 31, 2023, revenue from continuing operations associated with the sale of jet fuel and related items increased by 45.3 percent to approximately $2,299,000 as compared to approximately $1,582,000 in the twelve months ended December 31, 2022. This increase was attributable to the higher volume of gallons and price of jet fuel sold at our New York location in 2023 compared to the prior year.

For the twelve months ended December 31, 2023, all other revenue from continuing operations decreased by 59.6 percent to approximately $109,000 as compared to approximately $269,000 in the twelve months ended December 31, 2022.

GROSS PROFIT

Total gross profit increased 36.2 percent to $6,281,220 in the twelve months ended December 31, 2023 as compared to $4,613,316 in the twelve months ended December 31, 2022. Gross margin was 71.1 percent for the twelve months ended December 31, 2023 as compared to 60.7 percent for the same period in 2022. The increase in gross profit related to higher levels of activity at our New York location in 2023 as compared to the prior year. The increase in gross margin is related to the lower cost of jet fuel and lower costs associated with services and supplies in 2023 as compared to the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses (“SG&A”) were $2,768,310 in the twelve months ended December 31, 2023, a decrease of $1,112,592, or 28.7 percent, as compared to the same period in 2022.

SG&A associated with operations were approximately $2,132,000 in the twelve months ended December 31, 2023, a decrease of approximately $1,197,000, or 35.9 percent, as compared to the twelve months ended December 31, 2022. SG&A as a percentage of revenue, was 24.1 percent for the twelve months ended December 31, 2023, as compared with 43.8 percent in the corresponding prior year period. The decrease in SG&A was primarily attributable to decreased fees due under the Company’s management agreement and fees due the NYCEDC in 2023 compared to the prior year.

Corporate SG&A was approximately $636,000 for the twelve months ended December 31, 2023, representing an increase of approximately $84,000, or 15.2 percent, as compared with the corresponding prior year period. The increase in Corporate SG&A on a year-over-year basis was largely attributable to an increase in services provided by various service providers.

OPERATING INCOME

Operating income for the year ended December 31, 2023 was $3,512,910 as compared to operating income of $732,414 in the year ended December 31, 2022. The increase in operating income on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization was approximately $16,000 and $100,000 for the twelve months ended December 31, 2023 and 2022, respectively. The decrease in depreciation expense was attributable to the sale of our Kansas location on October 31, 2022.

Interest Income and Expense

Interest income was $220,098 and $3,302 for the twelve months ended December 31, 2023 and 2022, respectively. The increase in interest income is attributable to the Company investing its excess working capital reserves in a high yield savings account and U.S government backed securities with UBS Financial Services Inc. (“UBS”).

Interest expense for the year ended December 31, 2023 was $0 as compared to $17,979 in the same period in 2022. Interest expense in 2022 is included in loss from discontinued operations. The decrease in interest expense on a year-over-year basis was due primarily to the repayment of notes payable in connection with the sale of our Kansas operation effective October 31, 2022.

Income Tax

Income tax expense for the twelve months ended December 31, 2023 was approximately $1,507,000, as compared to $300,000 in the same period in 2022. The increase in income tax expense is attributable to higher net income in the twelve months ended December 31, 2023 as compared to 2022.

Net Income Per Share

Net income for the twelve months ended December 31, 2023 was $2,446,444 as compared to net income of $1,246,621 in the twelve months ended December 31, 2022. The increase in net income was attributable to higher revenue combined with decreased fees due under the Company’s management agreement and fees due the NYCEDC in 2023 compared to the prior year.

Basic net income per share for the twelve months ended December 31, 2023 was $2.50 as compared to basic net income per share of $1.28 in 2022. Diluted net income per share for the twelve months ended December 31, 2023 was $2.47 as compared to diluted net income per share of $1.26 in 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had cash, cash equivalents, and restricted cash of $6,931,709 and a working capital surplus of $8,269,527. We generated revenue from continuing operations of $8,837,614 and had net income of $2,446,444 for the year ended December 31, 2023. For the year ended December 31, 2023, cash flows included net income of $2,446,644, cash provided by operating activities of $3,344,387, and cash used in investing activities of $2,389,835.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at December 31, 2023 or 2022.

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

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Downtown Manhattan Heliport, Empire Aviation. The Company incurred management fees with Empire Aviation of approximately $448,000 and $2,138,000 during the years ended December 31, 2023 and December 31, 2022, respectively. Empire Aviation notified the Company that it believes additional fees are due under the management agreement. Please see Note 10. Litigation. The Empire management agreement expired April 30, 2023. The Company’s internal management team and heliport employees have taken over all duties relating to the management of the heliport.

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

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement has a term of one year. Pursuant to the terms of the Use Agreement, the Company has been granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement could be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company was required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. For the year ended December 31, 2023, the Company incurred $40,000 in administrative fees which are recorded in the cost of revenue.

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport. The Interim Agreement became effective upon registration with the Comptroller of the City of New York and commenced on December 12, 2023, the date set forth in a written notice to proceed received by the Company. The Interim Agreement provides for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”). The Company is required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the years ended December 31, 2023 and 2022, we incurred approximately $682,000 and $1,509,000 in concession fees, respectively, which are recorded in the cost of revenue.

On November 13, 2023, the DBS and NYCEDC released the new RFP. The initial due date for submissions was January 12, 2024, with the due date being subsequently extended to February 12. 2024. The Company submitted a timely proposal in compliance with the terms of the RFP. The Interim Agreement will govern the Company’s operation of the Downtown Manhattan Heliport until the RFP process is concluded and an operator selected unless terminated earlier pursuant to its terms.

During the twelve months ended December 31, 2023, we had a net increase in cash of $954,552. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2023, net cash provided by operating activities was $3,344,387. This amount included an increase in operating cash related to net profit of $2,446,444 and additions for the following items: (i) depreciation, $16,414; (ii) stock-based compensation, $81,999; (iii)inventories, $12,409; (iv) income tax receivable, $75,000; (v) customer deposits, $48,813; (vi) accounts payable, $376,628; and (vii) accrued expenses, $735,830. The increase in cash provided by operating activities in 2023 was offset by the following items: (i) realized gain on investments, $8,479; (ii) accounts receivable, $49,978 and (iii) prepaid expenses $390,693. For the year ended December 31, 2022, net cash provided by operating activities was $1,712,556. This amount included an increase in operating cash related to net profit of $1,246,621 and additions for the following items: (i) depreciation, $100,089; (ii) stock based compensation, $71,995; (iii) accounts receivable, $60,866; (iv)inventories, $7,091; (v) income tax receivable, $573,679; (vi) prepaid expenses, $150,805; (vii) customer deposits, $123,755; (viii) accounts payable, $116,284; and (vii) accrued expenses, $192,689. The increase in cash provided by operating activities in 2022 was offset by the following items: (i) gain on sale of assets, $431,318 and (ii) life insurance proceeds $500,000.

Cash from Investing Activities

For the year ended December 31, 2023, net cash of $2,389,835 was used in investing activities for the purchase of investments of $3,386,842 and the purchase of property and equipment of $22,992. These amounts were offset by proceeds from the sale of investments of $852,000, the exercise of options of $7,999, and payment of note receivable from sale of assets of $160,000. For the year ended December 31, 2022, net cash provided by investing activities was $1,424,315. This amount included net proceeds from sale of assets, $1,440,000, offset by the purchase of property and equipment, $15,685.

Cash from Financing Activities

For the year ended December 31, 2023, there was no cash used in, or provided by, financing activities. For the year ended December 31, 2022, net cash provided by financing activities was $393,380. This amount included proceeds from life insurance $500,000 offset by (i) repayment of notes payable, $67,045; and (ii) repayment of right of use lease payables, $39,575.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable

Beginning in April 2022, the Company’s customers began operating at pre-pandemic levels which continued through the end of 2022. In June 2022, a new tenant began operating at our Downtown Manhattan Heliport. For the fiscal year ended December 31, 2022, three customers represented approximately $184,000, or 75%, of the balance of accounts receivable. In addition, these three customers represented approximately 83% of our revenue in 2022. The Company has a security deposit in place for each of these customers.

In September 2023, one of the Company’s former customers resumed operations. For the fiscal year ended December 31, 2023, four customers represented approximately $248,000, or 84.1%, of the balance of accounts receivable. In addition, these four customers represented approximately 84.8% of our revenue in 2023. The Company has a security deposit in place for each of these customers.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter did not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Contingent Liabilities

As described in Note 10 to the consolidated financial statements, management assesses matters to determine whether it can reasonably estimate the amount of a loss contingency and whether the loss is probable. Where the reasonable estimate of the probable loss is a range, Management records as an accrual in its financial statements the most likely estimate of the loss or the low end of the range, if there is no best estimate. Management either discloses the amount of a possible loss or range of a loss in excess of the recorded accrual or states that such an estimate cannot be made. Management discloses significant contingencies even where the liability is not probable or the amount of the loss is not estimable, or both, if management believes there is at least a reasonable possibility that a loss may be incurred.

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

Kingston, Pennsylvania

April 01, 2024

PCAOB ID No. 448

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS
Cash, cash equivalents, and restricted cash	$6,931,709	$5,977,157
Investments	2,543,321	0
Accounts receivable	294,521	244,543
Non-Compete receivable	0	160,000
Inventories	1,142	13,551
Income tax receivable	44,899	119,899
Prepaid expenses	745,606	354,913
Total current assets	10,561,198	6,870,063

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,127,876 and $3,111,462 respectively	49,440	42,862

TOTAL ASSETS	$10,610,638	$6,912,925

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$705,133	$328,505
Customer deposits	253,446	204,633
Accrued expenses	1,333,092	597,262
Total current liabilities	2,291,671	1,130,400

Total liabilities	2,291,671	1,130,400

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 985,888 and 976,330 shares issued and outstanding as of December 31, 2023 and 2022, respectively	29,577	29,290
Additional paid-in capital	19,902,505	19,812,794
Accumulated deficit	(11,613,115)	(14,059,559)
TOTAL STOCKHOLDERS’ EQUITY	8,318,967	5,782,525
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,610,638	$6,912,925

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

REVENUE	$8,837,614	$7,598,597
COST OF REVENUE	2,556,394	2,985,281
GROSS PROFIT	6,281,220	4,613,316

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,768,310	3,880,902

OPERATING INCOME	3,512,910	732,414

OTHER INCOME
BAD DEBT RECOVERY	212,000	125,000
LIFE INSURANCE PROCEEDS, FORMER PRESIDENT	0	500,000
REALIZED GAIN ON INVESTMENTS	8,479	0
INTEREST INCOME	220,098	3,302

TOTAL OTHER INCOME	440,577	628,302
INCOME FROM CONTINUING OPERATIONS, before income taxes	3,953,487	1,360,716
INCOME TAX EXPENSE	(1,507,043)	(300,000)
INCOME FROM CONTINUING OPERATIONS	2,446,444	1,060,716

DISCONTINUED OPERATIONS
Loss	0	(65,413)
Gain in Sale of Assets	0	431,318
Income tax expense	0	(180,000)

INCOME FROM DISCONTINUED OPERATIONS, net of income taxes	0	185,905

NET INCOME	$2,446,444	$1,246,621

Basic Net Income Per Common Share	$2.50	$1.28

Diluted Net Income Per Common Share	$2.47	$1.26

Weighted Average Number of Common Shares – Basic	976,782	976,048
Weighted Average Number of Common Shares – Diluted	989,686	987,149

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2022	975,074	$29,252	$19,740,837	$(15,306,180)	$4,463,909

Amortization of stock based compensation			71,995		71,995

Issuance of Common Stock in connection with exercise of stock options	1,256	38	(38)		0

Net income				1,246,621	1,246,621

BALANCE – December 31, 2022	976,330	$29,290	$19,812,794	$(14,059,559)	$5,782,525

Amortization of stock based compensation			81,999		81,999

Issuance of Common Stock in connection with exercises of stock options	9,558	287	7,712		7,999

Net income				2,446,444	2,446,444

BALANCE – December 31, 2023	985,888	$29,577	$19,902,505	$(11,613,115)	$8,318,967

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,446,444	1,246,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,414	100,089
Life insurance proceeds	0	(500,000)
Stock based compensation	81,999	71,995
Realized gain on investments	(8,479)	0
Gain on sale of assets	0	(431,318)
Changes in operating assets and liabilities:
Accounts receivable	(49,978)	60,866
Inventories	12,409	7,091
Income tax receivable	75,000	573,679
Prepaid expenses	(390,693)	150,805
Customer deposits	48,813	123,755
Accounts payable	376,628	116,284
Accrued expenses	735,830	192,689
TOTAL ADJUSTMENTS	897,943	465,935

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,344,387	1,712,556

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,386,842)	0
Proceeds from sales of investments	852,000	0
Net proceeds from sale of assets	0	1,440,000
Payment for exercise of options	7,999	0
Payment of note receivable from sale of assets	160,000	0
Purchase of property and equipment	(22,992)	(15,685)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,389,835)	1,424,315

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from life insurance	0	500,000
Repayment of notes payable	0	(67,045)
Repayment of right of use leases payable	0	(39,575)
NET CASH PROVIDED BY FINANCING ACTIVITIES	0	393,380

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	954,552	3,530,251

CASH, CASH EQUIVAELNTS, AND RESTRICTED CASH – Beginning	5,977,157	2,446,906
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Ending	$6,931,709	5,977,157

NON-CASH INVESTING ACTIVITIES
Net proceeds from sale of assets was reduced by issuance of a note receivable	0	$160,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Interest	$0	17,979
Income taxes	$728,110	216,546

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Operations

Our business activities are carried out by FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), a wholly-owned subsidiary, as the operator of the Downtown Manhattan Heliport via a concession agreement with the City of New York. FBO Air Garden City, Inc. d/b/a Saker Aviation Services (“GCK”), a wholly-owned subsidiary and, until October 31, 2022, provided services as a fixed base operator (“FBO”) and as a provider of aircraft maintenance, repair and overhaul (“MRO”). FBOs provide ground-based services, such as fueling and aircraft storage for general aviation, commercial and military aircraft, and other miscellaneous services.

NOTE 2 – Liquidity and Material Agreements

As of December 31, 2023, we had cash, cash equivalents, and restricted cash of $6,931,709 and a working capital surplus of $8,269,527. We generated revenue from continuing operations of $8,837,614 and had net income of $2,446,444 for the year ended December 31, 2023. For the year ended December 31, 2023, cash flows included net income of $2,446,444, cash provided by operating activities of $3,344,387, and cash used in investing activities of $2,389,835.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at December 31, 2023 or 2022.

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

The reductions under the Air Tour Agreement have negatively impacted the Company’s business and financial results as well as those of its management company at the Downtown Manhattan Heliport, Empire Aviation. The Company incurred management fees with Empire Aviation of approximately $448,000 and $2,138,000 during the years ended December 31, 2023 and December 31, 2022, respectively. Empire Aviation notified the Company that it believes additional fees are due under the management agreement, as further described in Note 10. Litigation. The Empire management agreement expired April 30, 2023. The Company’s internal management team and heliport employees have taken over all duties relating to the management of the heliport.

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

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement has a term of one year. Pursuant to the terms of the Use Agreement, the Company has been granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement could be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company was required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. For the year ended December 31, 2023, the Company incurred $40,000 in administrative fees which are recorded in the cost of revenue.

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport. The Interim Agreement became effective upon registration with the Comptroller of the City of New York and commenced on December 12, 2023. The Interim Agreement provides for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”). The Company is required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the years ended December 31, 2023 and 2022, we incurred approximately $682,000 and $1,509,000 in concession fees, respectively, which are recorded in the cost of revenue.

On November 13, 2023, the DBS and NYCEDC released the new RFP. The initial due date for submissions was January 12, 2024, with the due date being subsequently extended to February 12. 2024. The Company submitted a timely proposal in compliance with the terms of the RFP. The Interim Agreement will govern the Company’s operation of the Downtown Manhattan Heliport until the RFP process is concluded and an operator selected unless terminated earlier pursuant to its terms.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, FFH and GCK. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include depreciation, amortization, stock-based compensation, allowance for credit losses, deferred tax assets, and contingent liabilities.

Cash, cash equivalents, and restricted cash

The Company maintains its cash with various financial institutions which often exceeds federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions. Amounts included in restricted cash at December 31, 2022 is a deposit of $425,000 required by the Concession Agreement with NYEDC. The deposit restriction was lifted in connection with the termination of the Concession Agreement on April 30, 2023. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Investments and Related Allowance for Credit Losses

Investments held by the Company have readily determinable fair values and are reported at cost, which approximates fair value at December 31, 2023. On a monthly basis, realized gains and losses are determined by using the first-in first-out method and will be reported in other income and unrealized gains and losses will be reported in Other Comprehensive Income (Loss). Investments consist of U.S. treasury Notes and Bills with maturities ranging from March 31, 2024 through November 30, 2024. Investments are not purchased with the intent of selling in the near term. However, from time to time, the Company may decide to sell certain securities for liquidity, tax planning and other business purposes. Purchases and sales are recorded on a trade date basis and interest income is recorded when earned.

The Company classifies its debt securities classified as available for sale are carried in the financial statements at fair value. Realized gains and losses on available for sale debt securities, determined using the first-in, first-out (FIFO) method, are included in earnings. Management assesses the financial condition and near-term prospects of the issuer, industry, and/or geographic conditions, credit ratings as well as other indicators at the individual security level. Impairments below cost in the estimated fair value of individual available for sale debt securities when there is an intent to sell or for which it more likely than not the Company will be required to sell before the impairment is recovered, are realized in other income in the statements of operations. When there is not an intent to sell or it is more likely than not the Company will not be required to sell the security before the impairment is recovered, management assesses whether the decline in fair value has resulted from credit losses or other factors. If the present value of discounted cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for available for sale credit losses is recorded. Such losses are limited to the amount that amortized cost exceeds fair value, even if the amount of the credit loss is greater. Any future changes in the allowance for credit losses is recorded as provision for (reversal of) credit losses.

Accounts Receivable and Revenue Concentration

Beginning in April 2022, the Company’s customers began operating at pre-pandemic levels which continued through the end of 2022. In June 2022, a new tenant began operating at our New York Heliport. For the fiscal year ended December 31, 2022, the Company’s three customers represented approximately $184,000, or 75%, of the balance of accounts receivable. In addition, these three customers represented approximately 83% of our revenue in 2022. The Company has a security deposit in place for each of these customers.

In September 2023, one of the Company’s former customers resumed operations. For the fiscal year ended December 31, 2023, the Company’s four customers represented approximately $248,000, or 84.1%, of the balance of accounts receivable. In addition, these four customers represented approximately 84.8% of our revenue in 2023. The Company has a security deposit in place for each of these customers.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Collection losses have historically been immaterial, and management concluded that, based on its review of material balances outstanding, current economic conditions and the financial stability of its customers a valuation allowance for credit losses was not needed.

Inventories

Inventory consists of aviation fuel which is stated at lower of cost or net realizable value determined by the first in first out method.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives as set forth in footnote 4. Amortization of leasehold improvements is provided using the straight-line method over their estimated useful life. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

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

Customer Deposits

Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services. Customer deposits amounted to $253,446 and $204,633 at December 31, 2023 and 2022, respectively.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods due to the uncertainty of future taxable income and the lack thereof of taxable income in carry-back periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2020.

Discontinued Operations

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

If a component of the Company is reported as a discontinued operation, the results of operations through the date of sale, including any gain or loss recognized on the disposition, are presented on a separate line of the Statement of Operations.

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Year Ended December 31,
	2023(1)	2022(1)
Weighted average common shares outstanding, basic	976,782	976,048
Common shares upon exercise of options	12,904	11,101
Weighted average common shares outstanding, diluted	989,686	987,149

(1)

Common shares of 13,332 and 26,664 underlying outstanding stock options for the years ended December 31, 2023 and 2022, respectively, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the years ended December 31, 2023 and 2022, the Company incurred stock based compensation of $81,999 and $71,995, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2023, the unamortized fair value of the options totaled $92,880 and the weighted average remaining amortization period of the options approximated five years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2023 and 2022 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2023	2022
Dividend yield	0%	0%
Expected volatility	4.918%	4.918%
Risk-free interest rate	3.84%	3.99%
Expected lives, years	5.0	5.0

NOTE 4 – Property and Equipment, Net

Property and equipment consist of the following:

	December 31,		Estimated
	2023	2022	Useful Life (in years)
Office furniture and equipment	$424,242	$413,574	3	–	7
Leasehold improvements	2,753,074	2,740,750	10	–	20
Total	3,177,316	3,154,324
Less: accumulated depreciation and amortization	(3,127,876)	(3,111,462)
Property and equipment, net	$49,440	$42,862

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was approximately $16,000 and $100,000, respectively. The decrease in depreciation expense was attributable to the sale of our Kansas operation on October 31, 2022.

NOTE 5 – Income Taxes

The Company’s deferred tax assets consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
Stock based compensation	$86,000	$86,000
Property and equipment	376,000	385,000
Total deferred tax assets	462,000	471,000
Valuation Allowance	(462,000)	(471,000)

Deferred tax asset – net of valuation allowance	$0	$0

Decrease in valuation allowance	$(9,000)	$0

The valuation allowance fluctuated due to the uncertainty of future taxable income.

The provision for income taxes from continuing operations using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2023	2022
Tax at statutory rate	21.0%	21.0%
Life insurance proceeds	0%	(11.7)%
State and local income taxes, net of federal	17.0%	12.7%
Effective income tax expense rate	38.0%	22.0%

Income tax receivable principally consists of funds due from the taxing authorities resulting from the carryback of of net operating loss to prior tax years.

NOTE 6 – Stockholders’ Equity

Common Stock

A summary of the Company’s shares of Common Stock outstanding at December 31, 2023 is presented in the table below:

Number of shares outstanding
December 31, 2022	976,330
Issuance of common stock in connection with exercise of stock options	9,558
December 31, 2023	985,888

Stock Options

On August 27, 2019, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Incentive Plan of 2019 (the “2019 Plan”) at which time the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) was terminated and no future awards could be issued under the 2005 plan. As of December 31, 2023, there were no options outstanding under the 2005 Plan.

The 2019 Plan is administered by the Company’s Compensation Committee and provides for 185,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Compensation Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. The fair value of stock options are calculated in accordance with FASB ASC Topic 718. As of December 31, 2023 and 2022, there were 110,840 and 124,172 shares, respectively, available for grant as options under the 2019 Plan.

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2022	59,994	$2.184
Granted	20,832	4.900
Exercised	(3,333)	2.580
Expired	(9,999)	3.240
Balance, December 31, 2022	67,494	$4.040
Granted	13,332	7.600
Exercised	(13,332)	2.662
Balance, December 31, 2023	67,494	$5.012

A summary of the Company’s stock options outstanding at December 31, 2023 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$7.60	13,332	4.92	---	$0
$4.00	7,500	3.66	7,500	$13,069
$5.40	13,332	3.92	13,332	$4,566
$3.45	9,999	2.92	9,999	$22,923
$2.58	9,999	1.92	9,999	$31,622
$5.60	13,332	.92	13,332	$1,900
TOTALS	67,494		54,162	$74,080

Preferred Stock

As of December 31, 2023 and 2022, the Company has 333,306 shares of preferred stock authorized and none of which is issued and outstanding.  On February 27, 2019, the Company filed with the Secretary of State of the state of Nevada a certificate of amendment to our articles of incorporation. The amendment provided for, among other things, a reduction in the number of authorized shares of preferred stock to 333,306. The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine. As of December 31, 2023 and 2022, there were no shares of preferred stock outstanding.

NOTE 7 – Employee Benefit Plan

The Company maintains a 401K Plan which covers all employees of the Company (the “401K Plan”). Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides that the Company match each participant's contribution at 100% up to 4% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $28,000 and $40,000 for the years ended December 31, 2023 and 2022, respectively.

NOTE 8 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the twelve months ended December 31, 2023 and 2022, the Company was billed approximately $93,000 and $3,000, respectively, for legal services by Wachtel & Missry, LLP.

The Company was party to a management agreement with Empire Aviation, an entity owned by the children and grandchild of the Company’s former Chief Executive Officer and former member of our Company’s Board of Directors.

NOTE 9 – Discontinued Operations

As disclosed in a Current Report on Form 8-K filed with the SEC on October 3, 2022, GCK entered into a FBO Transfer Agreement (the “Agreement”) with Crosby Flying Services, LLC (the “Buyer”) pursuant to which GCK agreed (i) to sell to the Buyer substantially all of its assets (the “Assets”) and none of its liabilities, and (ii) to a seven year non-competition covenant (the “Non-Compete”) whereby the Company, including its subsidiaries and affiliates, will not engage in any business involving the operation of a fixed based operation supplying aviation fuels and lubricants or the supply of other goods or provision of services typically supplied or performed at fixed base operations at airports at any facility located within one hundred (100) miles of the Garden City Regional Airport in Garden City, Kansas (the “Airport”), for $1.6 million.

As disclosed in a Current Report on Form 8-K filed with the SEC on November 2, 2022, on October 31, 2022 (the “Closing Date”), the Company closed on the sale of the Assets to the Buyer and became subject to the Non-Compete, for an aggregate purchase price of approximately $1.5 million, after certain closing adjustments. The Buyer paid the purchase price on the Closing Date less $160,000, that amount being subject to GCK’s and the Company’s compliance with a Non-Compete Agreement. The $160,000 was paid upon the first anniversary of the Closing Date.

GCK results of operations have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for the twelve months ended December 31, 2022.

Components of discontinued operations are as follows:

12/31/22

Revenue	$3,704,048
Cost of revenue	3,183,561
Gross profit	520,487
Operating expenses	567,920
Operating loss from discontinued operations	(47,433)
Gain on sale	431,318
Income tax expense	(180,000)
Interest expense	(17,980)
Net income from discontinued operations	185,905
Basic and diluted net income per common share	0.19
Weighted average number of shares outstanding, basic	976,048
Weighted average number of shares outstanding, diluted	987,149

For the year ended December 31, 2022, total operating, investing, and financial cash flows from discontinued operations were $(416,413), $1,440,000, and $(106,620), respectively.

NOTE 10 – Litigation

Empire Aviation, LLC (“Empire”) and the Company were parties to a certain Management Agreement (the “Management Agreement”) effective November 1, 2008. The Management Agreement terminated on April 30, 2023. As previously disclosed in the Company’s 2022 Annual Report on Form 10-K, Note 10. Contingent Liabilities, Empire Aviation notified the Company that it believes additional fees (“Management Fees”) are due under the Management Agreement.

On March 14, 2024, the Company and Empire participated in an arbitration of this dispute. In their filing, Empire claims that Saker failed to pay Empire certain Management Fees in various months throughout the term of the Management Agreement, aggregating approximately $1,050,000 plus $250,000 in accrued interest. Of this amount, approximately $350,000 has been accrued by the Company in 2023 and is included in the Company’s Condensed Consolidated Statement of Operations in selling, general and administrative expenses and the Condensed Consolidated Balance Sheet in accounts payable. Saker has asserted numerous defenses including, but not limited to, Empire waiving its rights to such fees by the parties’ course of conduct. Further, Saker asserted counterclaims against Empire. The Company and Empire will each submit proposed findings to the arbitrator in the next 30 days. We anticipate that the arbitrator will issue his rulings within 30 days of these submissions. Although we believe that Saker has valid defenses and a good chance to prevail on the merits against Empire’s claims, we can give no assurance as to the same.

NOTE 11 – Investments

Accounting principles generally accepted in the United States of America establish a framework for measuring fair value.  That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).  The three levels of the fair value hierarchy are described below:

Level 1 – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

Level 2 – Inputs to the valuation methodology include:

●	quoted prices for similar assets or liabilities in active markets;

●	quoted prices for identical or similar assets or liabilities in inactive markets;

●	inputs other than quoted prices that are observable for the asset or liability;

·	inputs that are derived principally from or corroborated by observable market data by correlation or by other means.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The fair value measurements and levels within the fair value hierarchy of these measurements for the assets reported at fair value on a recurring basis are U.S. Treasury Notes and Bills in the amount of $2,543,321 within level 2.

The Company’s policy is to recognize transfers of investments into or out of Level 3 as of the date of the event or change in circumstances that caused the transfer. For the year ended December  31, 2023 , there were no transfers of investments into or out of Level 3. There are no assets requiring the use of Level 3 inputs for the year ended December 31, 2023.

NOTE 12 – Subsequent Events

The Company has made an assessment of its operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the year ended December 31, 2023.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Part II

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of the Company as of December 31, 2023:

Name	Age	Position

William B. Wachtel	69	Director, Chairman of the Board

Samuel Goldstein (1)	45	Director, President & CEO

Marc Chodock	45	Director

Roy Moskowitz	69	Director

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

Mr. Wachtel has been a managing partner of Wachtel Missry LLP (previously Wachtel & Masyr, LLP, and before that, its predecessor law firm Gold & Wachtel, LLP), since its founding in August 1984. During the twelve months ended December 31, 2023 and 2022, the Company was billed approximately $93,000 and $3,000, respectively, for legal services by Wachtel & Missry, LLP. Mr. Wachtel is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

We believe that Mr. Wachtel’s experience advising companies regarding legal issues gives him the qualifications and skills to serve on our board of directors..

Samuel Goldstein – Director, President and Chief Executive Officer

Mr. Goldstein was appointed as a director on September 21, 2018 and our President and Chief Executive Officer on July 5, 2022.

Mr. Goldstein had served on the Helicopter Tourism and Jobs Council (“HTJC”) from 2014 through 2019. During this time, HTJC successfully negotiated a settlement with the City of New York enabling the helicopter air tour industry to continue operations. In early 2019, Mr. Goldstein joined Marino, a leading strategic communications firm with offices in New York and Los Angeles, where he was a director with Marino’s Land Use Public Policy unit since 2019, and as Senior Director, Public Policy & External Relations since 2021. Mr. Goldstein left Marino at the end of 2023. Mr. Goldstein was also a principal at Kivvit Public Affairs from 2017 to 2018 and served previously as the director of government relations for Selfhelp Community Services, one of New York’s largest senior housing and social service organizations, from 2008 to 2013.

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

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2023 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2023, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act.

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

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us during the fiscal years ended December 31, 2023 and 2022 for services performed on our behalf with respect to the person who served as our executive officers and employees designated as highly compensated during the year ended December 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		All Other Compensation ($)	Total ($)

Samuel Goldstein, President and Chief Executive Officer	2023	0	50,000	25,331	(2)	22,000	97,331
	2022	0	0	17.998	(2)	4,500	22,498

(1)	The fair value of the stock awards granted are calculated in accordance with FASB ASC Topic 718.
(2)	Represents the fair value of the option awards granted to Mr. Goldstein for his services as a non-employee director.
(3)	Represents the total non-employee director fees received by Mr. Goldstein.

Mr. Samuel Goldstein became our acting principal executive officer in March 2021. He was appointed as the company’s President, Chief Executive Officer, and principal executive, financial, and accounting officer, on July 5, 2022. In 2023, Mr. Goldstein, received $15,000 in consulting fees and a $50,000 bonus. Mr. Goldstein received no compensation or bonuses in 2022. As a non-employee director, Mr. Goldstein is entitled to a fee of $1,000 per board meeting.

Mr. Goldstein is currently the Company’s sole executive officer.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023

The following table shows information about the number of unexercised stock options held by our named executive officer as of December 31, 2023:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Samuel Goldstein:
	3,333	--	5.60	12/05/2024
	3,333	--	2.58	12/01/2025
	3,333	--	3.45	12/01/2026
	3,333	--	5.40	12/01/2027
	---	3,333	7.60	12/01/2029

(1)	All outstanding awards of stock options were granted under our 2019 Stock Incentive Plan

2023 DIRECTOR COMPENSATION TABLE

The table below shows information about the compensation of our non-executive directors except for Samuel Goldstein for their service during fiscal 2023. The Compensation for our non-employee director Samuel Goldstein, who is our President and Chief Executive Officer, is set forth in the Summary Compensation Table above.

	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Name

William B. Wachtel	8,000	25,331	33,331

Marc Chodock	9,250	25,331	34,581

Roy P. Moskowitz	9,500	25,331	34,831

1.

Each non-employee director is entitled to a fee of $1,000 per board meeting and $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.

Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2023, the Board of Directors granted each non-employee director an option for their service in 2023. Each option was for 3,333 shares and was priced at $7.60 per share, which was the closing sales price of our common stock on December 1, 2023. The options vest on December 1, 2024 and may be exercised until December 1, 2028. See Item 12. for a description of all outstanding options held by non-employee directors and employees at December 31, 2023. The fair value of the option awards are calculated in accordance with FASB ASC Topic 718.

Employment Agreements

As of December 31, 2023, the Company has no Employment Agreements in place.

Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. The Company maintains a 401K Plan (the “401K Plan”) which covers all employees of the Company. Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides for the Company to match each participant's contribution at 100% up to 4% of the employee’s deferral. The employer match prior to the change was 50% up to 6% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $28,000 and $40,000 for the years ended December 31, 2023 and 2022, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Owners

The following table presents certain information as of April 1, 2024 regarding the beneficial ownership of our common stock by:

●	our current executive officer and each of our directors; and
●	all of our current directors and executive officer as a group; and
●	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

Unless otherwise indicated below, the address for each of our directors and officers is 20 South Street, Pier 6 East River, New York, New York 10004.

	Number of Shares
	of Common Stock		Percentage of Common Stock
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned (1)

William B. Wachtel (2)	189,558	(3)	18.2%

Samuel Goldstein (4)	15,611	(5)	1.5%

Marc Chodock (6)	120,513	(7)	11.6%

Roy P. Moskowitz (8)	15,414	(9)	1.5%

All directors and officers as a group (4 in number)	341,096		32.8%

Ronald I. Heller (10)	64,085	(10)	6.5%

Ravi Desai (11)	73,445	(11)	7.4%

Eriksen Capital Management, LLC (12)	55,525	(12)	5.3%

(1)

The percentages computed in the table are based upon 985,888 shares of our common stock, which were outstanding on April 1, 2024. Under the rules of the SEC, “beneficial ownership” is deemed to include shares for which an individual, directly or indirectly, has or shares voting or dispositive power, whether or not they are held for the individual’s benefit, and includes shares that may be acquired within 60 days, including, but not limited to, the right to acquire shares by the exercise of options or the vesting of restricted stock units. Effect is given to shares of our common stock upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2024, such amount of exercisable options totaling 54,162, We have omitted percentages of less than 1% from the table.

(2)	William B. Wachtel is our Chairman of the Board and a director.

(3)

The shares of our common stock reported in the table include: (a) 147,975 shares held by Mr. Wachtel in the open market; (b) 28,251 shares of common stock owned by EuroAmerican Investment Corporation of which he is the sole shareholder, director and officer, (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable; (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2025, which option is currently exercisable; (e) 3,333 shares issuable upon the exercise of an option expiring December 1, 2026, which option is currently exercisable; and (f) 3,333 shares issuable upon the exercise of an option expiring December 1, 2027, which is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 3,333 shares issuable upon the exercise of an option granted on December 1, 2023, which shall become exercisable on December 1, 2024; and (y) 11,114 shares of our common stock acquired by Wachtel Missry, LLP, which has provided certain legal services for us. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)	Samuel Goldstein is our President, Chief Executive Officer and a director.

(5)

The shares of our common stock reported in the table include (a) 2,279 shared held by Mr. Goldstein; (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable and (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2025, which option is currently exercisable and (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2026, which option is currently exercisable and (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2027, which is currently exercisable. The shares of our common stock in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2023, which shall become exercisable on December 1, 2024.

(6)	Marc Chodock is a director.

(7)

The shares of our common stock reported in the table are based on a Schedule 13D/A filed with the SEC on December 4, 2023. The reporting persons are (i)ACM Value Opportunities Fund I, LP, a Delaware limited partnership (the “Fund”), with respect to the shares of our common stock directly owned by it; (ii) ACM Value Opportunities Fund I GP, LLC, a Delaware limited liability company  (the “General Partner”), as general partner of the Fund, with respect to the shares of our common stock directly owned by the Fund, (iii) Arvice Capital Management, LLC, a Delaware limited liability company (the “Manager”), as manager of the Fund, with respect to the shares of our common stock directly owned by the Fund; and (iv) Mr. Marc Chodock (“Mr. Chodock”), as managing member of the Manager, with respect to the shares of our common stock directly owed by the Fund.  The business address of each of the Reporting Persons is 110 East 25th St., 3rd Floor, New York, New York 10011. The shares of our common stock reported in the table include: (a) 107,181 shares held by the reporting persons listed above (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable and (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2025, which option is currently exercisable and (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2026, which option is currently exercisable and (e) 3,333 shares issuable upon the exercise of an option expiring December 1, 2027, which is currently exercisable. The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2023, which shall become exercisable on December 1, 2028.

(8)	Roy P. Moskowitz is a director.

(9)

The shares of our common stock reported in the table include (a) 8,748 shares held by Mr. Moskowitz; (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2024, which option is currently exercisable; (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2027, which option is currently exercisable. The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2023, which shall become exercisable on December 1, 2024.

(10)	Ronald I. Heller’s address is c/o Heller Capital Partners, 700 E. Palisade Avenue, Englewood, NJ 07632. Mr. Heller is the beneficial owner of 64,085 shares of common stock as disclosed in a 13G filed with the Securities and Exchange Committee on April 10, 2015, after taking into account our 1 for 30 reverse stock split which was effective March 1, 2019. The Heller Family Foundation holds 45,752 shares of common stock and the Ronald I. Heller IRA holds 18,333 shares of common stock. Mr. Heller controls the voting and disposition of such securities held by the Heller Family Foundation and Ronald I. Heller IRA.

(11)

Ravi Desai’s address is 14 Walsh Drive, Parsippany, NJ 07054. Mr Desai is the beneficial owner of 73,445 shares of common stock as disclosed in a 13D/A filed with the Securities and Exchange Committee on March 14, 2023.

(12)

E Eriksen Capital Management LLC’s address is 8695 Glendale Road, Custer, WA 98240. Eriksen is the beneficial owner of 55,525 shares, including (i) 49,627 shares held by Cedar Creek Partners LLC, a private investment partnership managed by the reporting person; (ii) 4,810 shares in separately managed accounts managed by Eriksen Capital Management; and (iii) 1,088 shares held by Tim Eriksen, as disclosed in a Schedule 13G filed with the Securities and Exchange Commission on January 10, 2024.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2023, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	67,494	$5.012	110,840

Equity compensation plans not approved by security holders	--	$—	—
Total	67,494	$5.012	110,840

On August 27, 2019, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Incentive Plan of 2019 (the “2019 Plan”) at which time the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) was terminated and no future awards could be issued under the 2005 plan. As of December 31, 2022, 9,999 options were outstanding under the terminated 2005 Plan. All of these options were exercised in 2023.

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

We had no transactions, since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors made the determination of director independence in accordance with the definition set forth in the Nasdaq Stock Market rules. Under such definition, Marc Chodock and Roy P. Moskowitz qualify as independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were approximately $101,500 by Kronick Kalada Berdy & Co. in both 2023 and 2022 for the audits of our annual financial statements for the fiscal years ended December 31, 2023 and 2022, and the reviews of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for those fiscal years.

Audit-Related Fees. There were no Audit-Related Fees billed for the years ended December 31, 2023 and December 31, 2022.

Tax Fees. For both years ended December 31, 2023 and 2022, the aggregate fees billed by the principal accountant for services categorized as Tax Fees were $15,000.

All Other Fees. There were no fees billed for services categorized as All Other Fees by the principal accountant for the fiscal years ended December 31, 2023 and 2022.

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

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiaries as of December 31, 2023 and 2022 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

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

10.7#	Temporary Use Authorization Agreement by and between FirstFlight Heliports, LLC and the City of New York by and through the New York City of Department of Small Business Services, effective as of May 1, 2023, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2023.

10.8#	Interim Concession Agreement by and between FirstFlight Heliports, LLC and the City of New York by and through the New York City of Department of Small Business Services, commencing December 13, 2023, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2023.

21.1*	Subsidiaries of Saker Aviation Services, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal financial officer).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive officer).

32.1*	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

# Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

+Management compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: April 1, 2024	By:	/s/ Samuel Goldstein
Samuel Goldstein
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ William B. Wachtel	Chairman of the Board,	April 1, 2024
William B. Wachtel	Director

/s/ Samuel Goldstein	President, Chief Executive Officer,	April 1, 2024
Samuel Goldstein	Director

/s/ Marc Chodock	Director	April 1, 2024
Marc Chodock

/s/ Roy P. Moskowitz	Director	April 1, 2024
Roy P. Moskowitz