Form 10-Q
period 2024-03-31
Saker Aviation Services, Inc.
filed 2024-05-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2024

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

Yes ☐          No ☒

As of May 15, 2024, the registrant had 989,994 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2024

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash, cash equivalents, and restricted cash	$6,202,337	$6,931,709
Investments	3,464,020	2,543,321
Accounts receivable	238,588	294,521
Inventories	5,421	1,142
Income tax receivable	44,899	44,899
Prepaid expenses	660,008	745,606
Total current assets	10,615,273	10,561,198

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,131,755 and $3,127,876, respectively	47,731	49,440

TOTAL ASSETS	$10,663,004	$10,610,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$442,170	$705,133
Customer deposits	256,572	253,446
Accrued expenses	1,432,585	1,333,092
Total current liabilities	2,131,327	2,291,671

TOTAL LIABILITIES	2,131,327	2,291,671

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 985,888 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	29,577	29,577
Additional paid-in capital	19,927,925	19,902,505
Accumulated deficit	(11,425,825)	(11,613,115)
TOTAL STOCKHOLDERS’ EQUITY	8,531,677	8,318,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,663,004	$10,610,638

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023

REVENUE	$1,338,367	$1,322,058
COST OF REVENUE	706,172	681,007
GROSS PROFIT	632,195	641,051

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	431,133	741,781

OPERATING INCOME (LOSS)	201,062	(100,730)

OTHER INCOME:
INTEREST INCOME	91,228	0

INCOME (LOSS) FROM OPERATIONS	292,290	(100,730)

INCOME TAX EXPENSE	(105,000)	0
NET INCOME (LOSS)	$187,290	$(100,730)

Basic Net Income (Loss) Per Common Share	$0.19	$(0.10)

Diluted Net Income (Loss) Per Common Share	$0.18	$(0.10)

Weighted Average Number of Common Shares – Basic	985,888	976,330
Weighted Average Number of Common Shares – Diluted	1,013,231	995,604

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THREE MONTHS ENDED MARCH 31, 2023 AND 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2023	976,330	$29,290	$19,812,794	$(14,059,559)	$5,782,525

Amortization of stock based compensation			25,500		25,500

Net loss				(100,730)	(100,730)

BALANCE – March 31, 2023	976,330	$29,290	$19,838,294	$(14,160,289)	$5,707,295

BALANCE – January 1, 2024	985,888	$29,577	$19,902,505	$(11,613,115)	$8,318,967

Amortization of stock based compensation			25,420		25,420

Net income				187,290	187,290

BALANCE – March 31, 2024	985,888	$29,577	$19,927,925	$(11,425,825)	$8,531,677

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$187,290	$(100,730)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,879	4,216
Stock based compensation	25,420	25,500
Changes in operating assets and liabilities:
Accounts receivable	55,933	42,316
Inventories	(4,279)	10,779
Prepaid expenses	85,598	139,844
Customer deposits	3,126	0
Accounts payable	(262,963)	52,667
Accrued expenses	99,493	(2,824)
TOTAL ADJUSTMENTS	6,207	272,498

NET CASH PROVIDED BY OPERATING ACTIVITIES	193,497	171,768

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(920,699)	0
Purchase of property and equipment	(2,170)	0
NET CASH USED IN INVESTING ACTIVITIES	(922,869)	0

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(729,372)	171,768

CASH AND RESTRICTED CASH – Beginning	6,931,709	5,977,157
CASH AND RESTRICTED CASH – Ending	$6,202,337	$6,148,925
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the periods for income taxes	$25,313	$0

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The condensed consolidated balance sheet as of March 31, 2024 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2024 and 2023 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2024 and its results of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2024 not misleading. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity and Material Agreements

As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $6,202,337 and a working capital surplus of $8,483,946. We generated revenue from operations of $1,338,367 and had net income of $187,290 for the three months ended March 31, 2024. For the three months ended March 31, 2024, cash flows included net income of $187,290, cash provided by operating activities of $193,497, and cash used in investing activities of $922,869.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at March 31, 2024 or 2023.

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

The Company was party to a management agreement with Empire Aviation (“Empire”). The management agreement expired April 30, 2023. The Company’s internal management team and heliport employees have taken over all duties relating to the management of the heliport. The Company incurred management fees with Empire of approximately $246,000 during the three months ended March 31, 2023. Empire has notified the Company that it believes additional fees are due under the management agreement. Please see Note 4. Litigation.

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement had a term of one year. Pursuant to the terms of the Use Agreement, the Company was granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement could be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company was required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000.

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

On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Concession Agreement through December 12, 2024. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the three months ended March 31, 2024 and 2023, we incurred approximately $425,000 and $343,000 in concession fees, respectively, which are recorded in the cost of revenue.

On November 13, 2023, the DBS and NYCEDC released the new Request for Proposals (“RFP”). The initial due date for submissions was January 12, 2024, with the due date being subsequently extended to February 12, 2024. The Company submitted a timely proposal in compliance with the terms of the RFP. The Interim Agreement will govern the Company’s operation of the Downtown Manhattan Heliport until the RFP process is concluded and an operator selected unless terminated earlier pursuant to its terms.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FirstFlight Heliports, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash, cash equivalents, and restricted cash

The Company maintains its cash with various financial institutions which often exceeds federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions. Amounts included in restricted cash at March 31, 2023 is a deposit of $425,000 required by the Concession Agreement with NYEDC. The deposit restriction was lifted in connection with the termination of the Concession Agreement on April 30, 2023. The Company considers all highly liquid investments with an original maturity at time of acquisition of three months or less to be cash equivalents.

Net Income (Loss) Per Common Share

Net income (loss) was $187,290 and $(100,730) for the three months ended March 31, 2024 and 2023, respectively. Basic net income (loss) per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended March 31,
	2024	2023
Weighted average common shares outstanding, basic	985,888	976,330
Common shares upon exercise of options	27,343	19,274
Weighted average common shares outstanding, diluted	1,013,231	995,604

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2024 and 2023, the Company incurred stock-based compensation of $25,420 and $25,500, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2024, the unamortized fair value of the options totaled $76,260 and the weighted average remaining amortization period of the options ranging from one to five years.

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

NOTE 4 – Litigation

Empire Aviation, LLC (“Empire”) and the Company were parties to a certain Management Agreement (the “Management Agreement”) effective November 1, 2008. The Management Agreement terminated on April 30, 2023. As previously disclosed in the Company’s 2023 Annual Report on Form 10-K, Note 10. Contingent Liabilities. Empire Aviation notified the Company that it believes additional fees (“Management Fees”) are due under the Management Agreement.

On March 14, 2024, the Company and Empire participated in an arbitration of this dispute. In their filing, Empire claims that Saker failed to pay Empire certain Management Fees in various months throughout the term of the Management Agreement, aggregating approximately $1,050,000 plus $250,000 in accrued interest. Of this amount, approximately $350,000 has been accrued by the Company in 2023 and is included in the Company’s Condensed Consolidated Statement of Operations in selling, general and administrative expenses and the Consolidated Balance Sheet in accounts payable. Saker has asserted numerous defenses including, but not limited to, Empire waiving its rights to such fees by the parties’ course of conduct. Further, Saker asserted counterclaims against Empire. On May 2, 2024, the Company and Empire each submitted proposed findings to the arbitrator. We anticipate that the arbitrator will issue his rulings within 60 days of these submissions. Although we believe that Saker has valid defenses and a good chance to prevail on the merits against Empire’s claims, we can give no assurance as to the same.

NOTE 5 – Investments

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

Level 2 – Inputs to the valuation methodology include:

●	quoted prices for similar assets or liabilities in active markets;

●	quoted prices for identical or similar assets or liabilities in inactive markets;

●	inputs other than quoted prices that are observable for the asset or liability;

.

●	inputs that are derived principally from or corroborated by observable market data by correlation or by other means.

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

The fair value measurements and levels within the fair value hierarchy of these measurements for the assets reported at fair value on a recurring basis are U.S. Treasury Notes and Bills in the amount of $3,464,020 within level 2.

The Company’s policy is to recognize transfers of investments into or out of Level 3 as of the date of the event or change in circumstances that caused the transfer. For the three months ended March 31, 2024 , there were no transfers of investments into or out of Level 3. There are no assets requiring the use of Level 3 inputs for the three months ended March 31, 2024.

NOTE 6 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the three months ended March 31, 2024 and 2023, the Company was billed approximately $78,000 and $0, respectively, for legal services by Wachtel & Missry, LLP.

The Company was party to a management agreement with Empire Aviation, an entity owned by the children and grandchild of the Company’s former Chief Executive Officer and former member of our Company’s Board of Directors.

NOTE 7 – Subsequent Events

The Company has made an assessment of its operations and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2024.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport and until October 31, 2022 as an fixed base operator (“FBO”) and provider of aircraft maintenance and repairs services (“MRO”) at the Garden City (Kansas) Regional Airport. On October 31, 2022, the Garden City facilities were sold and we no longer maintain an FBO or MRO at the Garden City (Kansas) Regional Airport.

Our business activities at the Downtown Manhattan Heliport commenced in November 2008 when we were awarded the Concession Agreement by the City of New York to operate the Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”).

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement had a term of one year. Pursuant to the terms of the Use Agreement, the Company was granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement could be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company was required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000.

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

On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Concession Agreement through December 12, 2024. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the three months ended March 31, 2024 and 2023, we incurred approximately $425,000 and $343,000 in concession fees, respectively, which are recorded in the cost of revenue.

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

REVENUE AND OPERATING RESULTS

Comparison of Operations for the Three Months Ended March 31, 2024 and March 31, 2023.

REVENUE

Revenue from operations increased by 1.2 percent to $1,338,367 for the three months ended March 31, 2024 as compared with corresponding prior-year period revenue of $1,322,058.

For the three months ended March 31, 2024, revenue from operations associated with the sale of jet fuel and related items decreased by 6.7 percent to approximately $315,000 as compared to approximately $338,000 in the three months ended March 31, 2023. This decrease was largely attributable to lower volume of gallons of aviation gasoline sold at our New York location in the three months ended March 31, 2024 compared to the same period in 2023.

For the three months ended March 31, 2024, revenue from operations associated with services and supply items increased by 4.1 percent to approximately $994,000 as compared to approximately $955,000 in the three months ended March 31, 2023. This increase was largely attributable to a higher demand for services at our New York location in the three months ended March 31, 2024 compared to the same period in 2023.

For the three month periods ended March 31, 2024 and 2023, all other revenue from operations was approximately $29,000.

COST OF REVENUE

Total cost of revenue from operations increased by 3.7 percent to $706,172 in the three months ended March 31, 2024, as compared to $681,007 in the three months ended March 31, 2023. The increase was largely attributable to slightly higher demand for services at our New York location.

GROSS PROFIT

Total gross profit from operations decreased by 1.4 percent to $632,195 in the three months ended March 31, 2024 as compared with the three months ended March 31, 2023. Gross margin was 47.2 percent in the three months ended March 31, 2024 as compared to 48.5 percent in the same period in the prior year.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were $431,133 in the three months ended March 31, 2024, representing a decrease of $310,648 or 41.9 percent, as compared to the same period in 2023.

SG&A from operations associated with our aviation services operation were approximately $311,000 in the three months ended March 31, 2024, representing a decrease of approximately $221,000, or 41.5 percent, as compared to the three months ended March 31, 2023. SG&A from operations associated with our aviation services operation, as a percentage of revenue, was 23.3 percent for the three months ended March 31, 2024, as compared with 40.2 percent in the corresponding prior year period. The decreased operating expenses, and expense as a percentage of revenue, were largely attributable to the termination of the Company’s management agreement with Empire Aviation on April 30, 2023.

Corporate SG&A from operations was approximately $120,000 for the three months ended March 31, 2024, representing a decrease of approximately $90,000 as compared with the corresponding prior year period. The decreased corporate expenses were primarily attributable to a decrease in services provided by various service providers.

OPERATING INCOME (LOSS)

Operating income from operations for the three months ended March 31, 2024 was $201,062 as compared to operating loss of $(100,730) in the three months ended March 31, 2023. The change on a year-over-year basis was largely attributable to the items discussed above.

Depreciation

Depreciation for the three months ended March 31, 2024 and 2023 was $3,879 and $4,216, respectively.

Interest Income

Interest income for the three months ended March 31, 2024 and 2023 was $91,228 and $0, respectively.

Income Tax

Income tax expense for the three months ended March 31, 2024 and 2023 was $105,000 and $0, respectively.

Net Income (Loss) Per Share

Net income (loss) from operations was $187,290 and $(100,730) for the three months ended March 31, 2024 and 2023, respectively. The change on a year-over-year basis was largely attributed to the items discussed above.

Basic net income (loss) per share from operations for the three months ended March 31, 2024 and 2023 was $0.19 and $(0.10), respectively. Diluted net income (loss) per share from operations for the three months ended March 31, 2024 and 2023 was $0.18 and $(0.10), respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2024, we had cash, cash equivalents, and restricted cash of $6,202,337 and a working capital surplus of $8,483,946. We generated revenue from operations of $1,338,367 and had net income of $187,290 for the three months ended March 31, 2024. For the three months ended March 31, 2024, cash flows included net income of $187,290, cash provided by operating activities of $193,497, and cash used in investing activities of $922,869.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at March 31, 2024 or 2023.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

Cash from Operating Activities

For the three months ended March 31, 2024, net cash provided by operating activities was $193,497. This amount included an increase in operating cash related to net profit of $187,290 and additions for the following items: (i) depreciation and amortization, $3,879; (ii) stock-based compensation, $25,420; (iii) accounts receivable, trade, $55,933; (iv) prepaid expenses, $85,598; (v) customer deposits, $3,126; and (vi) accrued expenses, $99,493. These increases in operating activities were offset by (i) inventories, $4,279; and (ii) accounts payable, $262,963.

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

Cash from Investing Activities

For the three months ended March 31, 2024, cash used in investing activities was $922,869. This amount included purchases of investments of $920,699 and the purchase of property and equipment of $2,170. For the three months ended March 31, 2023, there was no cash used in, or provided by, investing activities.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

●	our continued operation of the Downtown Manhattan Heliport pursuant to the Interim Concession Agreement;
●	the RFP process conducted by the NYCEDC for operation of the Downtown Manhattan Heliport; and
●	our ability to attract new personnel or retain existing personnel, which would adversely affect implementation of our overall business strategy.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be placed on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other filings we make with the SEC. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

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

Item-1 – Legal Proceedings

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

On March 14, 2024, the Company and Empire participated in an arbitration of this dispute. In their filing, Empire claims that Saker failed to pay Empire certain Management Fees in various months throughout the term of the Management Agreement, aggregating approximately $1,050,000 plus $250,000 in accrued interest. Of this amount, approximately $350,000 has been accrued by the Company in 2023 and is included in the Company’s Condensed Consolidated Statement of Operations in selling, general and administrative expenses and the Consolidated Balance Sheet in accounts payable. Saker has asserted numerous defenses including, but not limited to, Empire waiving its rights to such fees by the parties’ course of conduct. Further, Saker asserted counterclaims against Empire. On May 2, 2024, the Company and Empire each submitted proposed findings to the arbitrator. We anticipate that the arbitrator will issue his rulings within 60 days of these submissions. Although we believe that Saker has valid defenses and a good chance to prevail on the merits against Empire’s claims, we can give no assurance as to the same.

Item–1A – Risk Factors

For a discussion of the Company’s potential risks or uncertainties, please see: (i) “Part I—Item 1A—Risk Factors” and “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC.

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

Saker Aviation Services, Inc.

Date: May 15, 2024	By:	/s/ Samuel Goldstein
Samuel Goldstein
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer