Form 10-Q
period 2024-06-30
Saker Aviation Services, Inc.
filed 2024-08-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2024

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

Yes ☐          No ☒

As of August 14, 2024, the registrant had 989,994 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

Form 10-Q

June 30, 2024

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,034,463	$6,931,709
Investments	3,463,218	2,543,321
Accounts receivable, trade	253,895	294,521
Inventories	8,739	1,142
Income tax receivable	0	44,899
Prepaid expenses	799,231	745,606
Total current assets	10,559,546	10,561,198

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,135,634 and $3,127,876, respectively	43,853	49,440

TOTAL ASSETS	$10,603,399	$10,610,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,617,702	$705,133
Customer deposits	258,299	253,446
Accrued expenses	201,697	1,333,092
Total current liabilities	2,077,698	2,291,671

TOTAL LIABILITIES	2,077,698	2,291,671

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334;989,994 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	29,700	29,577
Additional paid-in capital	19,953,133	19,902,505
Accumulated deficit	(11,457,132)	(11,613,115)
TOTAL STOCKHOLDERS’ EQUITY	8,525,701	8,318,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,603,399	$10,610,638

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

REVENUE	$2,623,118	$2,411,676	$3,961,485	$3,733,733

COST OF REVENUE	1,231,384	638,166	1,937,556	1,319,172

GROSS PROFIT	1,391,734	1,773,510	2,023,929	2,414,561

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	496,020	809,436	927,153	1,551,217

OPERATING INCOME	895,714	964,074	1,096,776	863,344

OTHER (EXPENSE) INCOME
LITIGATION EXPENSE	(1,054,200)	0	(1,054,200)	0
GAIN ON SALE OF INVESTMENTS	15,222	0	15,222	0
INTEREST INCOME	92,957	63,354	184,185	63,354
TOTAL OTHER (EXPENSE) INCOME	(946,021)	63,354	(854,793)	63,354

(LOSS) INCOME BEFORE INCOME TAX	(50,307)	1,027,428	241,983	926,698

INCOME TAX EXPENSE	19,000	335,000	86,000	335,000

NET (LOSS) INCOME	(31,307)	692,428	155,983	591,698

Basic Net (Loss) Income Per Common Share	$(0.03)	$0.71	$0.16	$0.61
Diluted Net (Loss) Income Per Common Share	$(0.03)	$0.70	$0.15	$0.59
Weighted Average Number of Common Shares – Basic	989,633	976,330	987,761	976,330
Weighted Average Number of Common Shares - Diluted	1,024,757	994,343	1,019,413	994,616

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2023	976,330	$29,290	$19,812,794	$(14,059,559)	$5,782,525

Amortization of stock based compensation			25,500		25,500

Net loss				(100,730)	(100,730)

BALANCE – March 31, 2023	976,330	$29,290	$19,838,294	$(14,160,289)	$5,707,295

Net income				692,428	692,428

BALANCE – June 30, 2023	976,330	$29,290	$19,863,794	$(13,467,861)	$6,425,223

BALANCE – January 1, 2024	985,888	$29,577	$19,902,505	$(11,613,115)	$8,318,967

Amortization of stock based compensation			25,420		25,420

Net income				187,290	187,290

BALANCE – March 31, 2024	985,888	$29,577	$19,927,925	$(11,425,825)	$8,531,677

Amortization of stock based compensation			25,331		25,331

Exercise of stock options	4,106	123	(123)		0

Net loss				(31,307)	(31,307)

BALANCE – June 30, 2024	989,994	$29,700	$19,953,133	$(11,457,132)	$8,525,701

ee accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$155,983	$591,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,758	8,433
Gain in sale of investments	(15,222)	0
Stock based compensation	50,751	51,000
Changes in operating assets and liabilities:
Accounts receivable	40,626	41,846
Inventories	(7,597)	10,157
Prepaid expenses	(8,726)	113,936
Customer deposits	4,853	0
Accounts payable	912,569	192,135
Accrued expenses	(1,131,395)	(318,695)
TOTAL ADJUSTMENTS	(146,383)	98,812

NET CASH PROVIDED BY OPERATING ACTIVITIES	9,600	690,510

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,485,675)	0
Proceeds from sale of investments	581,000	0
Purchase of property and equipment	(2,171)	0
NET CASH USED IN INVESTING ACTIVITIES	(906,846)	0

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(897,246)	690,510

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning	6,931,709	5,977,157
CASH AND CASH EQUIVALENTS – Ending	$6,034,463	$6,667,667
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the periods for income taxes	$1,430,313	$637,513

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

The condensed consolidated balance sheet as of June 30, 2024 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2024 and 2023 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2024 and its results of operations, stockholders’ equity, and cash flows for the three and six months ended June 30, 2024 not misleading. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity and Material Agreements

As of June 30, 2024, we had cash and cash equivalents of $6,034,463 and a working capital surplus of $8,481,848. We generated revenue from operations of $3,961,485 and had net income of $155,983 for the six months ended June 30, 2024. For the six months ended June 30, 2024, cash flows included net income of $155,983, cash provided by operating activities of $9,600, and cash used in investing activities of $906,846.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at June 30, 2024 or 2023.

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

The Company was party to a management agreement with Empire Aviation (“Empire”). The management agreement expired April 30, 2023. The Company’s internal management team and heliport employees have taken over all duties relating to the management of the heliport. The Company incurred management fees with Empire of approximately $448,000 during the six months ended June 30, 2023. Empire had notified the Company that it believed additional fees were due under the management agreement. Please see Note 4. Litigation.

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

On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Concession Agreement through December 12, 2024. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the six months ended June 30, 2024 and 2023, we incurred approximately $1,211,000 and $0 in fees under the Interim Agreement, respectively, and $0 and $532,000 in fees under the Concession Agreement, respectively, which are recorded in the cost of revenue.

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

Cash and cash equivalents

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

Net Income (Loss) Per Common Share

Net income was $155,983 and $591,698 for the six months ended June 30, 2024 and 2023, respectively. Net income (loss) was $(31,307) and $692,428 for the three months ended June 30, 2024 and 2023, respectively. Basic net income (loss) per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding, basic	989,633	976,330	987,761	976,330
Common shares upon exercise of options and warrants	35,124	18,013	31,652	18,286
Weighted average common shares outstanding, diluted	1,024,757	994,343	1,019,413	994,616

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2024 and 2023, the Company incurred stock-based compensation of $50,751 and $51,000, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying Condensed Consolidated Statements Of Operations. As of June 30, 2024, the unamortized fair value of the options totaled $50,929 and the weighted average remaining amortization period of the options ranging from one to five years.

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

On March 14, 2024, the Company and Empire participated in an arbitration of this dispute. In their filing, Empire claimed that Saker failed to pay Empire certain Management Fees in various months throughout the term of the Management Agreement. Of this amount, approximately $350,000 had been accrued by the Company in 2023 and included in the Company’s Condensed Consolidated Statement of Operations in selling, general and administrative expenses and the Condensed Consolidated Balance Sheet in accounts payable. Saker asserted numerous defenses including, but not limited to, Empire waiving its rights to such fees by the parties’ course of conduct. Further, Saker asserted counterclaims against Empire.

On July 8, 2024, the Company was notified of the arbitrator's decision. The arbitrator found in favor of Empire in the amount of $1.4 million (the “Judgement Amount”), such amount representing approximately $1,036,000 in unpaid Management Fees due under the Management Agreement plus accrued interest of approximately $363,000. The Judgement Amount was immediately payable and accrued per diem interest of $511.08 for each day until it was paid in full. On July 10, 2024, the Company paid Empire the Judgement Amount including per diem interest through the date of payment. The Company recorded Litigation Expense of $1,054,200 at June 30, 2024, representing the difference between the Judgement Amount and the expense accrued by the company in 2023. The total amount due Empire of approximately $1,405,000 is included in accounts payable on the Condensed Consolidated Balance Sheet at June 30,2024. The Company does not plan to appeal the arbitrator’s decision.

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

The fair value measurements and levels within the fair value hierarchy of these measurements for the assets reported at fair value on a recurring basis are U.S. Treasury Notes and Bills in the amount of $3,463,218 within level 2.

The Company’s policy is to recognize transfers of investments into or out of Level 3 as of the date of the event or change in circumstances that caused the transfer. For the six months ended June 30, 2024 , there were no transfers of investments into or out of Level 3. There are no assets requiring the use of Level 3 inputs for the six months ended June 30, 2024.

NOTE 6 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the six months ended June 30, 2024 and 2023, the Company was billed approximately $137,000 and $8,000, respectively, for legal services by Wachtel & Missry, LLP.

The Company was party to a management agreement with Empire Aviation, an entity owned by the children and grandchild of the Company’s former Chief Executive Officer and former member of our Company’s Board of Directors.

NOTE 7 – Subsequent Events

The Company has made an assessment of its operations and determined that there were no material subsequent events, other than the conclusion of the arbitration with Empire, further described above in Note 4, requiring adjustment to, or disclosure in, our condensed consolidated financial statements for the six months ended June 30, 2024.

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

Our business activities are carried out as the operator of the Downtown Manhattan (New York) Heliport and until October 31, 2022 as a fixed base operator (“FBO”) and provider of aircraft maintenance and repair services (“MRO”) at the Garden City (Kansas) Regional Airport. On October 31, 2022, the Garden City facilities were sold and we no longer maintain an FBO or MRO at the Garden City (Kansas) Regional Airport.

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

On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Concession Agreement through December 12, 2024. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the six months ended June 30, 2024 and 2023, we incurred approximately $1,211,000 and $0 in fees under the Interim Agreement, respectively, and $0 and $532,000 in fees under the Concession Agreement, respectively, which are recorded in the cost of revenue.

REVENUE AND OPERATING RESULTS

Comparison of Operations for the Three and Six Months Ended June 30, 2024 and June 30, 2023.

REVENUE

Revenue from operations increased by 8.8 percent to $2,623,118 for the three months ended June 30, 2024 as compared with corresponding prior-year period revenue of $2,411,676.

For the three months ended June 30, 2024, revenue from operations associated with the sale of jet fuel and related items decreased by 0.7 percent to approximately $601,000 as compared to approximately $605,000 in the three months ended June 30, 2023.

For the three months ended June 30, 2024, revenue from operations associated with services and supply items decreased by 1.5 percent to approximately $1,773,000 as compared to approximately $1,800,000 in the six months ended June 30, 2023.

For the three months ended June 30, 2024, all other revenue increased by 3,457 percent to approximately $249,000 as compared to approximately $7,000 in the six months ended June 30, 2023. This increase was attributable to an increase in non-aeronautical revenue, including revenue from advertising and photo shoots, compared to the same period last year.

Total revenue from continuing operations increased by 6.1 percent to $3,961,485 for the six months ended June 30, 2024 as compared with corresponding prior-year period revenue of $3,733,733.

For the six months ended June 30, 2024, revenue associated with the sale of jet fuel and related items decreased by 2.9 percent to approximately $917,000 as compared to approximately $944,000 in the six months ended June 30, 2023.

For the six months ended June 30, 2024, revenue associated with services and supply items increased by 0.5 percent to approximately $2,767,000 as compared to approximately $2,754,000 in the six months ended June 30, 2023.

For the six months ended June 30, 2024, all other revenue increased by 671.1 percent to approximately $278,000 as compared to approximately $36,000 in the six months ended June 30, 2023. This increase was attributable to an increase in non-aeronautical revenue, including revenue from advertising and photo shoots, compared to the same period last year.

COST OF REVENUE

Total cost of revenue increased by 93.0 percent to $1,231,384 in the three months ended June 30, 2024 as compared to $638,166 in the three months ended June 30, 2023. This increase was largely attributable to higher fees due under the Interim Agreement which became effective December 12, 2023. Total cost of revenue increased by 46.9 percent to $1,937,556 in the six months ended June 30, 2024 as compared to $1,319,172 in the six months ended June 30, 2023. The increase was largely attributable to higher fees due under the Interim Agreement which became effective December 12, 2023.

GROSS PROFIT

Total gross profit decreased by 21.5 percent to $1,391,734 in the three months ended June 30, 2024 as compared with $1,773,510 in the three months ended June 30, 2023. Gross margin was 53.1 percent in the three months ended June 30, 2024 as compared to 73.5 percent in the same period in the prior year. Gross profit and gross margin were negatively impacted by the item discussed above.

Total gross profit decreased by 16.2 percent to $2,023,929 in the six months ended June 30, 2024 as compared to $2,414,561 in the six months ended June 30, 2023. Gross margin decreased to 51.1 percent in the six months ended June 30, 2024 as compared to 64.7 percent in the same period in the prior year. Gross profit and gross margin were negatively impacted by the item discussed above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were $496,020 in the three months ended June 30, 2024, representing a decrease of $313,416 or 38.7 percent, as compared to the same period in 2023.

SG&A from operations associated with our aviation services operation were approximately $356,000 in the three months ended June 30, 2024, representing a decrease of approximately $305,000, or 46.1 percent, as compared to the three months ended June 30, 2023. SG&A from operations associated with our aviation services operation, as a percentage of revenue, was 13.6 percent for the three months ended June 30, 2024, as compared with 27.4 percent in the corresponding prior year period. The decreased operating expenses, and expense as a percentage of revenue, were largely attributable to the termination of the Company’s management agreement with Empire Aviation on April 30, 2023.

SG&A from operations in the six months ended June 30, 2024 were approximately $668,000, representing a decrease of approximately $526,000 or 44.1 percent, as compared to the same period in 2023. The decrease in SG&A operating expenses for the six months ended June 30, 2024 was primarily attributable to the termination of the management agreement with Empire Aviation, effective April 30, 2023.

Corporate SG&A from operations was approximately $140,000 for the three months ended June 30, 2024, representing a decrease of approximately $8,000 as compared with the corresponding prior year period.

Corporate SG&A was approximately $259,000 for the six months ended June 30, 2024, representing a decrease of approximately $98,000 as compared with the corresponding prior year period. The decrease in Corporate SG&A was largely attributable to a decrease in services provided by various service providers.

OPERATING INCOME

Operating income from operations for the three months ended June 30, 2024 was $895,714 as compared to operating income of $964,074 in the three months ended June 30, 2023. The change on a year-over-year basis was largely attributable to an increase in fees paid to EDC in 2024 compared to 2023.

Operating income from operations for the six months ended June 30, 2024 was $1,096,776 as compared to operating income of $863,344 in the six months ended June 30, 2023. The change on a year-over-year basis was largely attributable to the termination of the Empire Agreement effective April 30, 2023.

Depreciation

Depreciation for the six months ended June 30, 2024 and 2023 was $7,758 and $8,433, respectively.

Interest Income

Interest income for the six months ended June 30, 2024 and 2023 was $184,185 and $63,354, respectively. The increase in interest income was attributable to the Company’s increase in cash invested with UBS.

Income Tax

Income tax expense for the six months ended June 30, 2024 and 2023 was $86,000 and $335,000, respectively. The decrease in income tax was lattributable to decreased net income in 2024 compared to 2023.

Net Income Per Share

Net income was $155,983 and $591,698 for the six months ended June 30, 2024 and 2023, respectively. The change on a year-over-year basis was largely attributed to the items discussed above.

Basic net income per share from operations for the six months ended June 30, 2024 and 2023 was $0.16 and $0.61, respectively. Diluted net income per share from operations for the six months ended June 30, 2024 and 2023 was $0.15 and $.59, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, we had cash and cash equivalents of $6,034,463 and a working capital surplus of $8,481,848. We generated revenue from operations of $3,961,485 and had net income of $155,983 for the six months ended June 30, 2024. For the six months ended June 30, 2024, cash flows included net income of $155,983, cash provided by operating activities of $9,600, and cash used in investing activities of $906,846.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at June 30, 2024 or 2023.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

Cash from Operating Activities

For the six months ended June 30, 2024, net cash provided by operating activities was $9,600. This amount included an increase in operating cash related to net profit of $155,983 and additions for the following items: (i) depreciation and amortization, $7,758; (ii) stock-based compensation, $50,751; (iii) accounts receivable, trade, $40,626; (iv) customer deposits, $4,853; and (v) accounts payable, $912,569. These increases in operating activities were offset by (i) gain on sale of investments, $15,222; (ii) inventories, $7,597; (iii) prepaid expenses, $8,726; and (iii) accrued expenses, $1,131,395.

For the six months ended June 30, 2023, net cash provided by operating activities was $690,510. This amount included an increase in operating cash related to net income of $591,698 and additions for the following items: (i) depreciation and amortization, $8,433; (ii) stock-based compensation, $51,000; (iii) accounts receivable, trade, $41,846; (iv) inventory, $10,157; (v) prepaid expenses, $113,936; and (vi) accounts payable, $192,135. These increases in operating activities were offset by a decrease in accrued expenses of $318,695.

Cash from Investing Activities

For the six months ended June 30, 2024, cash used in investing activities was $906,846. This amount included purchases of investments of $1,485,675, proceeds from sale of investments of $581,000, and the purchase of property and equipment of $2,171. For the six months ended June 30, 2023, there was no cash used in, or provided by, investing activities.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to report the information required by this item.

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

On March 14, 2024, the Company and Empire participated in an arbitration of this dispute. In their filing, Empire claimed that Saker failed to pay Empire certain Management Fees in various months throughout the term of the Management Agreement. Of this amount, approximately $350,000 had been accrued by the Company in 2023 and included in the Company’s Condensed Consolidated Statement of Operations in selling, general and administrative expenses and the Condensed Consolidated Balance Sheet in accounts payable. Saker asserted numerous defenses including, but not limited to, Empire waiving its rights to such fees by the parties’ course of conduct. Further, Saker asserted counterclaims against Empire.

On July 8, 2024, the Company was notified of the arbitrator's decision. The arbitrator found in favor of Empire in the amount of $1.4 million (the “Judgement Amount”), such amount representing approximately $1,036,000 in unpaid Management Fees due under the Management Agreement plus accrued interest of approximately $363,000. The Judgement Amount was immediately payable and accrued per diem interest of $511.08 for each day until it was paid in full. On July 10, 2024, the Company paid Empire the Judgement Amount including per diem interest through the date of payment. The Company recorded Litigation Expense of $1,054,200 at June 30, 2024, representing the difference between the Judgement Amount and the expense accrued by the company in 2023. The total amount due to Empire of approximately $1,405,000 is included in accounts payable on the Condensed Consolidated Balance Sheet at June 30,2024. The Company does not plan to appeal the arbitrator’s decision.

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

Saker Aviation Services, Inc.

Date: August 14, 2024	By:	/s/ Samuel Goldstein
Samuel Goldstein
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer