Form 10-Q
period 2024-09-30
Saker Aviation Services, Inc.
filed 2024-11-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2024

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

Yes ☐          No ☒

As of November 14, 2024, the registrant had 989,994 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

Form 10-Q

September 30, 2024

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,078,426	$6,931,709
Investments	3,520,209	2,543,321
Accounts receivable, trade	235,597	294,521
Inventories	4,601	1,142
Income tax receivable	0	44,899
Prepaid expenses	1,055,069	745,606
Total current assets	9,893,902	10,561,198

PROPERTY AND EQUIPMENT, net of accumulated depreciation and amortization of $3,139,512 and $3,127,876, respectively	39,975	49,440

TOTAL ASSETS	$9,933,877	$10,610,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$139,348	$705,133
Customer deposits	260,186	253,446
Accrued expenses	402,427	1,333,092
Total current liabilities	801,961	2,291,671

TOTAL LIABILITIES	801,961	2,291,671

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 989,994 shares issued and outstanding at September 30, 2024 and 985,888 at December 31, 2023, respectively	29,700	29,577
Additional paid-in capital	19,978,463	19,902,505
Accumulated deficit	(10,876,247)	(11,613,115)
TOTAL STOCKHOLDERS’ EQUITY	9,131,916	8,318,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,933,877	$10,610,638

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

REVENUE	$2,505,488	$2,584,755	$6,466,973	$6,318,488

COST OF REVENUE	1,245,862	557,256	3,183,418	1,876,428

GROSS PROFIT	1,259,626	2,027,499	3,283,555	4,442,060

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	456,132	478,800	1,383,285	2,030,017

OPERATING INCOME	803,494	1,548,699	1,900,270	2,412,043

OTHER INCOME (EXPENSE)
LITIGATION EXPENSE	0	0	(1,054,200)	0
BAD DEBT RECOVERY	0	212,000	0	212,000
GAIN ON SALE OF INVESTMENTS	23,095	0	38,317	0
INTEREST INCOME	97,296	79,892	281,481	143,246
TOTAL OTHER INCOME (EXPENSE)	120,391	291,892	(734,402)	355,246

INCOME BEFORE INCOME TAX	923,885	1,840,591	1,165,868	2,767,289

INCOME TAX EXPENSE	343,000	668,000	429,000	1,003,000

NET INCOME	580,885	1,172,591	736,868	1,764,289

Basic Net Income Per Common Share	$0.59	$1.20	$0.75	$1.81

Diluted Net Income Per Common Share	$0.57	$1.18	$0.73	$1.78

Weighted Average Number of Common Shares – Basic	989,994	976,330	988,510	976,330

Weighted Average Number of Common Shares – Diluted	1,018,612	992,711	1,016,282	993,857

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2023	976,330	$29,290	$19,812,794	$(14,059,559)	$5,782,525

Amortization of stock-based compensation			25,500		25,500

Net loss				(100,730)	(100,730)

BALANCE – March 31, 2023	976,330	$29,290	$19,838,294	$(14,160,289)	$5,707,295

Amortization of stock-based compensation			25,500		25,500

Net income				692,428	692,428

BALANCE – June 30, 2023	976,330	$29,290	$19,863,794	$(13,467,861)	6,425,223

Amortization of stock-based compensation			25,500		25,500

Net income				1,172,591	1,172,591

BALANCE – September 30, 2023	976,330	$29,290	$19,889,294	$(12,295,270)	$7,623,314

BALANCE – January 1, 2024	985,888	$29,577	$19,902,505	$(11,613,115)	$8,318,967

Amortization of stock-based compensation			25,420		25,420

Net income				187,290	187,290

BALANCE – March 31, 2024	985,888	$29,577	$19,927,925	$(11,425,825)	$8,531,677

Amortization of stock-based compensation			25,331		25,331

Exercise of stock options	4,106	123	(123)		0

Net Loss				(31,307)	(31,307)

BALANCE – June 30, 2024	989,994	$29,700	$19,953,133	$(11,457,132)	$8,525,701

Amortization of stock-based compensation			25,330		25,330

Net income				580,885	580,885

BALANCE – September 30, 2024	989,994	$29,700	$19,978,463	$(10,876,247)	$9,131,916

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$736,868	$1,764,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,636	12,535
Gain in sale of investments	(38,317)	0
Stock based compensation	76,081	76,500
Changes in operating assets and liabilities:
Accounts receivable	58,924	3,928
Inventories	(3,459)	7,438
Prepaid expenses	(264,564)	7,874
Customer deposits	6,740	50,246
Accounts payable	(565,785)	312,688
Accrued expenses	(930,665)	393,600
TOTAL ADJUSTMENTS	(1,649,409)	864,809

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(912,541)	2,629,098

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(2,761,571)	(2,425,854)
Proceeds from sale of investments	1,823,000	0
Purchase of property and equipment	(2,171)	(22,992)
NET CASH USED IN INVESTING ACTIVITIES	(940,742)	(2,448,846)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,853,283)	180,252

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning	6,931,709	5,977,157
CASH AND CASH EQUIVALENTS - Ending	$5,078,426	$6,157,409

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the periods for income taxes	$2,125,719	$637,513

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

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

The condensed consolidated balance sheet as of September 30, 2024 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2024 and 2023 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of September 30, 2024 and its results of operations, stockholders’ equity, and cash flows for the three and nine months ended September 30, 2024 not misleading. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity and Material Agreements

As of September 30, 2024, we had cash and cash equivalents of $5,078,426 and a working capital surplus of $9,091,941. We generated revenue from operations of $6,466,973 and had net income of $736,868 for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, cash flows included net income of $736,868, cash used in operating activities of $(912,541), and cash used in investing activities of $940,742.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at September 30, 2024 or 2023.

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

On February 5, 2016, the Company and the New York City Economic Development Corporation (the “NYCEDC”) announced new measures to reduce helicopter noise and impacts across New York City (the “Air Tour Agreement”). Under the Air Tour Agreement, the Company has not been allowed to permit its tenant operators to conduct tourist flights from the Downtown Manhattan Heliport on Sundays since April 1, 2016. The Company was also required to ensure that its tenant operators reduce the total allowable number of tourist flights from 2015 levels by 20 percent beginning June 1, 2016, by 40 percent beginning October 1, 2016 and by 50 percent beginning January 1, 2017. The Air Tour Agreement also provided for the minimum annual guaranteed payments the Company is required to pay to the City of New York under the Concession Agreement.

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

The Company was party to a management agreement with Empire Aviation (“Empire”). The management agreement expired April 30, 2023. The Company’s internal management team and heliport employees have taken over all duties relating to the management of the heliport. The Company incurred management fees with Empire of approximately $448,000 during the nine months ended September 30, 2023. Empire had notified the Company that it believed additional fees were due under the management agreement. Please see Note 4. Litigation.

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

On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Concession Agreement through December 12, 2024. On October 18, 2024, the Company received notice from DSBS of its exercise of the second of the two six-month renewal options extending the term of the Interim Concession Agreement through June 12, 2025. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the nine months ended September 30, 2024 and 2023, we incurred approximately $1,969,000 and $0 in fees under the Interim Agreement, respectively, and $0 and $532,000 in fees under the Concession Agreement, respectively, which are recorded in the cost of revenue.

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

Net Income Per Common Share

Net income was $736,868 and $1,764,289 for the nine months ended September 30, 2024 and 2023, respectively. Net income was $580,885 and $1,172,591 for the three months ended September 30, 2024 and 2023, respectively. Basic net income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding, basic	989,994	976,330	988,510	976,330
Common shares upon exercise of options and warrants	28,618	16,381	27,772	17,527
Weighted average common shares outstanding, diluted	1,018,612	992,711	1,016,282	993,857

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the nine months ended September 30, 2024 and 2023, the Company incurred stock-based compensation of $76,081and $76,500, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying Condensed Consolidated Statements Of Operations. As of September 30, 2024, the unamortized fair value of the options totaled $25,360 and the weighted average remaining amortization period of the options ranging from one to five years.

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

The fair value measurements and levels within the fair value hierarchy of these measurements for the assets reported at fair value on a recurring basis are U.S. Treasury Notes and Bills in the amount of $3,520,209 within level 2.

The Company’s policy is to recognize transfers of investments into or out of Level 3 as of the date of the event or change in circumstances that caused the transfer. For the nine months ended September 30, 2024 , there were no transfers of investments into or out of Level 3. There are no assets requiring the use of Level 3 inputs for the nine months ended September 30, 2024.

NOTE 6 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiary from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the nine months ended September 30, 2024 and 2023, the Company was billed approximately $142,000 and $27,000, respectively, for legal services by Wachtel & Missry, LLP.

The Company was party to a management agreement with Empire Aviation, an entity owned by the children and grandchild of the Company’s former Chief Executive Officer and former member of our Company’s Board of Directors.

NOTE 7 – Subsequent Events

The Company has made an assessment of its operations and determined that there were no material subsequent events, requiring adjustment to, or disclosure in, our condensed consolidated financial statements for the nine months ended September 30, 2024.

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

The terms “we”, “us”, and “our” are used below to refer collectively to the Company and its subsidiary through which our various businesses are actually conducted.

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

On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Concession Agreement through December 12, 2024. On October 18, 2024, the Company received notice from DSBS of its exercise of the second of the two six-month renewal options extending the term of the Interim Concession Agreement through June 12, 2025. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the nine months ended September 30, 2024 and 2023, we incurred approximately $1,969,000 and $0 in fees under the Interim Agreement, respectively, and $0 and $532,000 in fees under the Concession Agreement, respectively, which are recorded in the cost of revenue.

REVENUE AND OPERATING RESULTS

Comparison of Operations for the Three and Nine Months Ended September 30, 2024 and September 30, 2023.

REVENUE

Revenue from operations decreased by 3.1 percent to $2,505,488 for the three months ended September 30, 2024 as compared with corresponding prior-year period revenue of $2,584,755.

For the three months ended September 30, 2024, revenue from operations associated with the sale of jet fuel and related items decreased by 0.8 percent to approximately $687,000 as compared to approximately $693,000 in the three months ended September 30, 2023.

For the three months ended September 30, 2024, revenue from operations associated with services and supply items decreased by 1.2 percent to approximately $1,802,000 as compared to approximately $1,824,000 in the three months ended September 30, 2023.

For the three months ended September 30, 2024, all other revenue decreased by 75.8 percent to approximately $16,000 as compared to approximately $68,000 in the three months ended September 30, 2023. This decrease was attributable to a decrease in non-aeronautical revenue, including revenue from advertising and photo shoots, compared to the same period last year.

Revenue from operations increased by 2.4 percent to $6,466,973 for the nine months ended September 30, 2024 as compared with corresponding prior-year period revenue of $6,318,488.

For the nine months ended September 30, 2024, revenue associated with the sale of jet fuel and related items decreased by 2.0 percent to approximately $1,604,000 as compared to approximately $1,636,000 in the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, revenue associated with services and supply items decreased by 0.2 percent to approximately $4,568,000 as compared to approximately $4,578,000 in the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, all other revenue increased by 183.0 percent to approximately $295,000 as compared to approximately $104,000 in the nine months ended September 30, 2023. This increase was attributable to an increase in non-aeronautical revenue, including revenue from advertising and photo shoots, compared to the same period last year.

COST OF REVENUE

Total cost of revenue increased by 123.6 percent to $1,245,862 in the three months ended September 30, 2024 as compared to $557,256 in the three months ended September 30, 2023. This increase was largely attributable to higher fees due under the Interim Agreement which became effective December 12, 2023. Total cost of revenue increased by 69.7 percent to $3,183,418 in the nine months ended September 30, 2024 as compared to $1,876,428 in the nine months ended September 30, 2023. The increase was largely attributable to higher fees due under the Interim Agreement which became effective December 12, 2023.

GROSS PROFIT

Total gross profit decreased by 37.9 percent to $1,259,626 in the three months ended September 30, 2024 as compared with $2,027,499 in the three months ended September 30, 2023. Gross margin was 50.3 percent in the three months ended September 30, 2024 as compared to 78.4 percent in the same period in the prior year. Gross profit and gross margin were negatively impacted by the item discussed above.

Total gross profit decreased by 26.1 percent to $3,283,555 in the nine months ended September 30, 2024 as compared to $4,442,060 in the nine months ended September 30, 2023. Gross margin decreased to 50.8 percent in the nine months ended September 30, 2024 as compared to 70.3 percent in the same period in the prior year. Gross profit and gross margin were negatively impacted by the item discussed above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were $456,132 in the three months ended September 30, 2024, representing a decrease of $22,668 or 4.7 percent, as compared to the same period in 2023.

SG&A from operations associated with our aviation services operation were approximately $328,000 in the three months ended September 30, 2024, representing a decrease of approximately $8,000, or 2.4 percent, as compared to the three months ended September 30, 2023. SG&A from operations associated with our aviation services operation, as a percentage of revenue, was 13.1 percent for the three months ended September 30, 2024, as compared with 13.0 percent in the corresponding prior year period.

SG&A from operations in the nine months ended September 30, 2024 were approximately $996,000, representing a decrease of approximately $534,000 or 34.9 percent, as compared to the same period in 2023. The decrease in SG&A operating expenses for the nine months ended September 30, 2024 was primarily attributable to the termination of the management agreement with Empire Aviation, effective April 30, 2023.

Corporate SG&A from operations was approximately $128,000 for the three months ended September 30, 2024, representing a decrease of approximately $15,000 as compared with the corresponding prior year period.

Corporate SG&A was approximately $388,000 for the nine months ended September 30, 2024, representing a decrease of approximately $113,000 as compared with the corresponding prior year period. The decrease in Corporate SG&A was largely attributable to a decrease in services provided by various service providers.

OPERATING INCOME

Operating income from operations for the three months ended September 30, 2024 was $803,494 as compared to operating income of $1,548,699 in the three months ended September 30, 2023. The change on a year-over-year basis was largely attributable to an increase in fees paid to EDC in 2024 compared to 2023.

Operating income from operations for the nine months ended September 30, 2024 was $1,900,270 as compared to operating income of $2,412,043 in the nine months ended September 30, 2023. The change on a year-over-year basis was largely attributable to a decrease in management fees from the termination of the Empire Agreement effective April 30, 2023 offset by an increase in fees paid to EDC in 2024 compared to 2023.

Depreciation

Depreciation for the nine months ended September 30, 2024 and 2023 was $11,636 and $12,535, respectively.

Interest Income

Interest income for the nine months ended September 30, 2024 and 2023 was $281,481 and $143,246, respectively. The increase in interest income was attributable to the Company’s increase in cash invested with UBS.

Income Tax

Income tax expense for the nine months ended September 30, 2024 and 2023 was $429,000 and $1,003,000, respectively. The decrease in income tax was attributable to decreased net income in 2024 compared to 2023.

Net Income Per Share

Net income was $736,868 and $1,764,289 for the nine months ended September 30, 2024 and 2023, respectively. The change on a year-over-year basis was largely attributed to the items discussed above.

Basic net income per share from operations for the nine months ended September 30, 2024 and 2023 was $0.75 and $1.81, respectively. Diluted net income per share from operations for the nine months ended September 30, 2024 and 2023 was $0.73 and $1.78, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, we had cash and cash equivalents of $5,078,426 and a working capital surplus of $9,091,941. We generated revenue from operations of $6,466,973 and had net income of $736,868 for the nine months ended September 30, 2024. For the nine months ended September 30, 2024, cash flows included net income of $736,868, cash used in operating activities of $912,541, and cash used in investing activities of $940,742.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at September 30, 2024 or 2023.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

Cash from Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $912,541. This amount included an increase in operating cash related to net profit of $736,838 and additions for the following items: (i) depreciation and amortization, $11,636; (ii) stock-based compensation, $76,081; (iii) accounts receivable, trade, $58,924; and (iv) customer deposits, $6,740. These increases in operating activities were offset by (i) gain on sale of investments, $38,317; (ii) inventories, $3,459; (iii) prepaid expenses, $264,564; (iv) accounts payable, $565,785; and accrued expenses, $930,665.

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

Cash from Investing Activities

For the nine months ended September 30, 2024, cash used in investing activities was $940,742. This amount included purchases of investments of $2,761,571, proceeds from sale of investments of $1,823,000, and the purchase of property and equipment of $2,171. For the nine months ended September 30, 2023, net cash of $2,448,846 was used in investing activities for the purchase of investments of $2,425,854 and the purchase of property and equipment of $22,992.

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

Saker Aviation Services, Inc.

Date: November 14, 2024	By:	/s/ Samuel Goldstein
Samuel Goldstein
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer