Form 10-K
period 2024-12-31
Saker Aviation Services, Inc.
filed 2025-04-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐         No ☒

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of such business day was $8,275,392. .

As of April 15, 2025, the Registrant had 995,939 shares of its Common Stock, par value $0.03 per share, issued and outstanding.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

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

General

Saker Aviation Services, Inc. (“we,” “us,” “our” or the “Company”) is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. We previously served as the operator of a heliport and currently have limited operations.

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

As discussed throughout this document, we previously were the operator of the Downtown Manhattan (New York) Heliport until March 29, 2025. Our business activities at the Downtown Manhattan (New York) Heliport facility (the “Downtown Manhattan Heliport”) commenced in November 2008 when we were awarded the Concession Agreement by the City of New York to operate the Downtown Manhattan Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services.

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

During the program year that began on May 1, 2020, the City of New York agreed, in recognition of the pandemic’s impact, that the Company could defer payment of minimum guaranteed payments under the Concession Agreement through April 30, 2021. The Company worked with the City of New York to address fees to be paid by the Company for the period May 1, 2021 through December 31, 2021. In March 2022, the City of New York agreed to accept 18% of monthly Gross Receipts in excess of $100,000 as Concession fees for this period. In April 2022, the Company agreed to resume paying the City of New York the total monthly amounts due under the Concession Agreement retro-active to January 2022 and to continue paying fees due under the Concession Agreement through the remainder of the Air Tour Agreement.

On February 15, 2023, NYCEDC reported that it would be bringing a new concession agreement with the Company as the operator of the Downtown Manhattan Heliport to the New York City Franchise and Concession Review Committee meeting on March 3, 2023. The item was subsequently removed from the agenda, with NYCEDC announcing on April 7, 2023 that the previous Request for Proposals ("RFP") had been cancelled and that it was their intention to put out a new RFP in 2023.

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

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport. The Interim Agreement became effective upon registration with the Comptroller of the City of New York and commenced on December 12, 2023. The Interim Agreement provides for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”). The Company is required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the twelve months ended December 31, 2024 and 2023, we incurred approximately $2,756,000 and $682,000 in concession fees, respectively, which are recorded in the cost of revenue.

On November 13, 2023, the DBS and NYCEDC released the new RFP. The initial due date for submissions was January 12, 2024, with the due date being subsequently extended to February 12, 2024.

The Company was notified by the NYCEDC on November 20, 2024 that they intend to award the concession agreement for the operation of the Downtown Manhattan Heliport to another company. Under the Company’s current agreement with the NYCEDC, the Interim Agreement, the Company had the exclusive right to operate as the fixed base operator for the heliport until June 12, 2025. On March 4, 2025, the Company was notified by NYCEDC that NYCEDC will be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination the Company vacated and ceased use of the Heliport on March 29, 2025.

Suppliers and Raw Materials

We previously obtained supplies from a variety of sources, generally from more than one supplier. Commencing April 1, 2025, we will have limited operations and will not need to purchase supplies.

Marketing and Sales

The main goal of our marketing and sales efforts has historically been to increase traffic at the Downtown Manhattan Heliport, which we believed would then drive revenue through the incremental sale of our products and services. With the termination of the Interim Agreement, we will not continue our marketing and sales efforts.

Government Approvals

Historically, the aviation services that we provide are performed on government owned real estate properties. Accordingly, at times we have needed to obtain certain consents or approvals from governmental entities in conjunction with our operations.

Government Regulation

We previously were subject to a variety of governmental laws and regulations that apply to companies in the aviation industry. These include, among other matters, compliance with the Federal Aviation Administration (“FAA”) rules and regulations, and local, regional and national rules and regulations as they relate to environmental matters. The FAA, from time to time, issues directives and other regulations relating to the management, maintenance and operation of facilities. Additionally, we have been subject to government procurement regulations as they relate to obtaining new agreements or renewing or extending existing agreements with governmental entities. Compliance with those requirements would cause us to incur significant expenditures.

Customers

For the fiscal year ending December 31, 2023, the Company’s four customers represented approximately $248,000, or 84.1%, of the balance of accounts receivable. In addition, these four customers represented approximately 84.8% of our revenue in 2023.

For the fiscal year ending December 31, 2024, the Company’s four customers represented approximately $293,000, or 93%, of the balance of accounts receivable. In addition, these four customers represented approximately 87.3% of our revenue in 2024.

Competition

During the year ended December 31, 2024, our New York location was the only heliport authorized by New York to perform sightseeing tours. Therefore, we faced no direct competition in servicing this line of business. There are two other New York heliports who offer fuel and corporate charter services that we faced direct competition from in providing these services.

Costs and Effects of Complying With Environmental Laws

We were subject to a variety of federal, state and local environmental laws and regulations, including those that govern health and safety requirements, the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations required us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and may have been periodically subject to modification, renewal and revocation by issuing authorities. Fines and penalties may have been imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We intended to comply with these laws and regulations. However, from time to time, our operations may have not been in full compliance with the terms and conditions of our permits or licenses. We periodically reviewed our procedures and policies for compliance with environmental laws and requirements. We believe that our operations were in material compliance with applicable environmental laws and requirements and that any potential non-compliance would not be expected to result in us incurring material liability or cost to achieve compliance. Although the cost of achieving and maintaining compliance with environmental laws and requirements has not been material, we can provide no assurance that such cost will not become material in the future.

Employees

As of December 31, 2024, we employed thirteen persons, eleven of which were employed on a full-time basis. None of these employees were an executive officer. All of our personnel are employed in connection with our operations in New York.

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

Risks related to our business and operations:

The operation of the Downtown Manhattan Heliport was our only source of revenue, if we are not able to find alternative revenue streams we will cease operations.

On March 4, 2025, the Company was notified by NYCEDC that NYCEDC will be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination the Company vacated and ceased use of the Heliport on March 29, 2025. Upon the effective termination of the Concession Agreement, we will cease to have a revenue generating business. If we are not successful in identifying and obtaining alternative revenue streams we will have no business operations.

Any additional losses of key management and directors may prevent us from winding up the business in an orderly way.

Our growth and future success depends on our ability to retain the members of management and directors we currently have and to hire additional members of management and directors. Currently we have two members of management and two directors. If we lose any additional members of management or directors we may not be able to orderly wind up the business.

If we are deemed to be an investment company under the 1940 Act, we may be required to institute burdensome compliance requirements and our activities may be restricted. In such an event, our business would likely be materially and adversely affected.

If we are deemed to be an investment company under the 1940 Act, then our activities may be restricted or complicated, including through:

●	restrictions on the nature of our investments;
●	restrictions on our issuance of securities;
●	a requirement to register as an investment company;
●	adoption of a specific form of corporate structure and changes in corporate governance;
●	the hiring of a chief compliance officer, and adoption and implementation of various policies and requirements; and
●	compliance with additional reporting, record-keeping, voting, proxy and disclosure requirements, together with other rules and regulations.

In order not to be regulated as an investment company under the 1940 Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of "securities" and that our activities do not include investing, reinvesting, owning, holding or trading "investment securities" constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We have been subject to environmental laws that could have imposed significant costs on us and the continued liability for failure to comply with such laws could have subjected us to sanctions and material fines and expenses.

We were subject to a variety of federal, state and local environmental laws and regulations, including those governing the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean-up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations required us to obtain permits, which contained terms and conditions that imposed limitations on our ability to emit and discharge hazardous materials into the environment and may have been periodically subject to modification, renewal and revocation by issuing authorities. Fines and penalties may be imposed for past non-compliance with applicable environmental laws and regulations, the failure to have required permits or the failure to comply with the terms and conditions of such permits. We intended to comply with all laws and regulations, however, from time to time, our operations may have not been in full compliance with the terms and conditions of our permits. We periodically reviewed our procedures and policies for compliance with environmental laws and requirements. We believe that our operations were in material compliance with applicable environmental laws, requirements and permits and any lapses in compliance were not expected to result in us incurring material liability or cost to achieve compliance. However, there can be no assurance that our operations were in material compliance with applicable environmental laws and requirements. Historically, the costs of achieving and maintaining compliance with environmental laws, requirements and permits have not been material; however, the operation of our business entailed risks in these areas and a past failure by us to comply with applicable environmental laws, regulations or permits could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup and/or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures.

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

As of December 31, 2024, our executive officers, directors and their family members and associates, collectively, are entitled to vote 286,080 shares, or 28.7% of the 995,939 shares of our outstanding shares of common stock. Accordingly, and because there is no cumulative voting for directors, our executive officers and directors are currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our Board of Directors, which is currently comprised of two independent directors and one executive officer/director.

General risk factors:

Potential additional financings, the granting of additional stock options and any anti-dilution provisions in potential future derivative securities could further dilute our existing stockholders.

As of December 31, 2024, there were 995,939 shares of our common stock outstanding. If all of our outstanding and currently exercisable options were exercised, there would be 1,042,601 shares outstanding, an increase of approximately 4.7%. Any further issuances due to additional equity financings, or the granting of additional options could further dilute our existing stockholders, which could cause the value of our common stock to decline.

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

As of March 29, 2025, the Company no longer operated the Downtown Manhattan Heliport and had no leased offices or hangar space.

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

On November 20, 2024 the Company was notified by the NYCEDC that NYCEDC intends to award the Concession Agreement for the operation of the Downtown Manhattan Heliport to another company (“Skyport”). On March 31, 2025, the Company filed a petition with the Supreme Court of the State of New York County of New York requesting among other things, an order directing the City of New York to produce non-privileged documentation related to its decision to award the Concession Agreement to Skyport, which the Company has already requested, and a judgement annulling the award of the Concession Agreement to Skyport and directing the city to award the Concession Agreement to another company. The petition alleges a number of misrepresentations made by Skyport to the city which the Company believes helped Skyport secure the Concession Agreement.

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

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2023	$6.15	$5.15

June 30, 2023	$6.35	$4.40

September 30, 2023	$5.89	$4.35

December 31, 2023	$8.00	$5.60

March 31, 2024	$9.05	$7.80

June 30, 2024	$12.41	$8.49

September 30, 2024	$11.50	$8.15

December 31, 2024	$11.89	$7.28

Holders

As of April 15, 2025, there were approximately 485 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

Dividends

The Company had previously paid cash dividends on our common stock. Any future determination to pay dividends on our common stock will be at the discretion of our Board of Directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant.

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

Overview

Saker Aviation Services, Inc. is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. We previously served as the operator of a heliport and currently have limited operations.

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

Our business activities at the Downtown Manhattan Heliport commenced in November 2008 when we were awarded the Concession Agreement by the City of New York to operate the Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”). On March 4, 2025, the Company was notified by NYCEDC that NYCEDC will be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination the Company vacated and ceased use of the Heliport on March 29, 2025.

Our long-term strategy is to utilize the Company’s strong cash position and working capital to maximize shareholder value. The Company is working diligently to assess various options to determine the best course of action.

Summary Financial Information

The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Annual Report on Form 10-K.

Consolidated Statement of Operations Data:	Year Ended December 31, 2024	Year Ended December 31, 2023
(in thousands, except for share and per share data)
Revenue	$9,169	$8,838
Operating income	$2,633	$3,513
Total other (expense) income	$(646)	$441
Income from operations, before income taxes	$1,987	$3,953
Income tax expense	$(732)	(1,507)
Net Income	$1,255	$2,446

Net income per share – basic	$1.27	$2.50

Net income per share – diluted	$1.24	$2.47
Weighted average number of shares – basic	989,473	976,782
Weighted average number of shares – diluted	1,013,735	989,686

Balance Sheet Data: (in thousands)	December 31, 2024	December 31, 2023
Working capital surplus	$9,574	$8,270
Total assets	$10,884	$10,611
Total liabilities	$1,208	$2,292
Stockholders’ equity	$9,676	$8,319
Total liabilities and Stockholders’ equity	$10,884	$10,611

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results for the Years Ended December 31, 2024 and December 31, 2023.

REVENUE AND RESULTS OF OPERATIONS

Comparison of Operations from the Twelve Months Ended December 31, 2024 and December 31, 2023.

REVENUE

Revenue from operations increased by 3.8 percent to $9,169,459 for the twelve months ended December 31, 2024, as compared with corresponding prior-year period revenue of $8,837,614.

For the twelve months ended December 31, 2024, revenue from operations associated with services and supply items increased by 1.2 percent to approximately $6,505,000 as compared to approximately $6,429,000 in the twelve months ended December 31, 2023.

For the twelve months ended December 31, 2024, revenue from operations associated with the sale of jet fuel and related items increased by 1.3 percent to approximately $2,329,000 as compared to approximately $2,299,000 in the twelve months ended December 31, 2023.

For the twelve months ended December 31, 2024, all other revenue from operations increased by 208.0 percent to approximately $335,000 as compared to approximately $109,000 in the twelve months ended December 31, 2023. This increase was attributable to an increase in non-aeronautical revenue, including photo shoot and advertising revenue, than the previous year.

GROSS PROFIT

Total gross profit decreased by 25.5 percent to $4,679,422 in the twelve months ended December 31, 2024 as compared to $6,281,220 in the twelve months ended December 31, 2023. Gross margin was 51.0 percent for the twelve months ended December 31, 2024 as compared to 71.1 percent for the same period in 2023. The decrease in gross profit and gross margin related primarily to increased fees paid to NYCEDC under agreement in 2024.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses (“SG&A”) were $2,046,383 in the twelve months ended December 31, 2024, a decrease of $721,927, or 26.1 percent, as compared to the same period in 2023.

SG&A associated with operations were approximately $1,521,000 in the twelve months ended December 31, 2024, a decrease of approximately $610,000, or 28.6 percent, as compared to the twelve months ended December 31, 2023. SG&A as a percentage of revenue, was 16.6 percent for the twelve months ended December 31, 2024, as compared with 24.1 percent in the corresponding prior year period. The decrease in SG&A was primarily attributable to the termination of the company’s management agreement effective April 30, 2023.

Corporate SG&A was approximately $525,000 for the twelve months ended December 31, 2024, representing a decrease of approximately $111,000, or 17.5 percent, as compared with the corresponding prior year period. The decrease in Corporate SG&A on a year-over-year basis was largely attributable to a decrease in services provided by various service providers.

OPERATING INCOME

Operating income for the year ended December 31, 2024 was $2,633,039 as compared to operating income of $3,512,910 in the year ended December 31, 2023. The decrease in operating income on a year-over-year basis was driven by the factors described above.

Depreciation and Amortization

Depreciation and amortization were approximately $16,000 for the twelve months ended December 31, 2024 and 2023.

Interest Income

Interest income was $363,765 and $220,098 for the twelve months ended December 31, 2024 and 2023, respectively. The increase in interest income is attributable to the Company’s working capital reserves invested in a high yield savings account and U.S government backed securities with UBS Financial Services Inc. (“UBS”) for all of 2024 compared to part of 2023.

Income Tax

Income tax expense for the twelve months ended December 31, 2024 was approximately $732,200, as compared to $1,507,000 in the same period in 2023. The decrease in income tax expense is attributable to lower net income in the twelve months ended December 31, 2024 as compared to 2023.

Net Income Per Share

Net income for the twelve months ended December 31, 2024 was $1,254,824 as compared to net income of $2,446,444 in the twelve months ended December 31, 2023. The decrease in net income was attributable to litigation expense of $1,054,200 combined with increased fees paid to the NYCEDC in 2024 compared to the prior year.

Basic net income per share for the twelve months ended December 31, 2024 was $1.27 as compared to basic net income per share of $2.50 in 2023. Diluted net income per share for the twelve months ended December 31, 2024 was $1.24 as compared to diluted net income per share of $2.47 in 2023.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of $5,298,722 and a working capital surplus of $9,573,723. We generated revenue from operations of $9,169,459 and had net income of $1,254,824 for the year ended December 31, 2024. For the year ended December 31, 2024, cash flows included net cash used in operating activities of $599,580, which included net income of $1,254,824, and cash used in investing activities of $1,033,407.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at December 31, 2024 or 2023.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

The Company was party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company was required to pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. The Company was party to a management agreement with Empire Aviation (“Empire”). The management agreement expired April 30, 2023. The Company’s internal management team and heliport employees have taken over all duties relating to the management of the heliport. The Company incurred management fees with Empire of approximately $448,000 during the twelve months ended December 31, 2023. Empire had notified the Company that it believed additional fees were due under the management agreement. Please see Note 9. Litigation.

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement had a term of one year. Pursuant to the terms of the Use Agreement, the Company was granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement could be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company was required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. The company paid $40,000 in administrative fees in 2023 and $0 in 2024.

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

On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Concession Agreement through December 12, 2024. On October 18, 2024, the Company received notice from DSBS of its exercise of the second of the two six-month renewal options extending the term of the Interim Concession Agreement through June 12, 2025. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the twelve months ended December 31, 2024 and 2023, we incurred approximately $2,756,000 and $682,000 in fees under the Interim Agreement, respectively.

On November 13, 2023, the DBS and NYCEDC released the new Request for Proposals (“RFP”). The initial due date for submissions was January 12, 2024, with the due date being subsequently extended to February 12, 2024. The Company submitted a timely proposal in compliance with the terms of the RFP.

The Company was notified by the NYCEDC on November 20, 2024 that they intended to award the concession agreement for the operation of the Downtown Manhattan Heliport to another company. Under the Company’s current agreement with the NYCEDC, the Interim Agreement, the Company had the exclusive right to operate as the fixed base operator for the heliport until June 12, 2025. On March 4, 2025, the Company was notified by NYCEDC that NYCEDC will be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination the Company vacated and ceased use of the Heliport on March 29, 2025.

During the twelve months ended December 31, 2024, we had a net decrease in cash of $1,632,987. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2024, net cash used in operating activities was $599,580. This amount included a decrease in operating cash related to net profit of $1,254,824 and additions for the following items: (i) depreciation, $15,515; (ii) stock-based compensation, $102,005; (iii) income tax receivable, $44,899; and (iv) customer deposits, $9,586. The increase in cash provided by operating activities in 2024 was offset by the following items: (i) realized gain on investments, $44,420; (ii) accounts receivable, $21,506; (iii) inventories $5,505; (iv) prepaid expenses, $861,870; (v) accounts payable, $478,083; and (vi) accrued expenses, $615,025.

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

Cash from Investing Activities

For the year ended December 31, 2024, net cash of $1,033,407 was used in investing activities for the purchase of investments of $3,922,259 and the purchase of property and equipment of $68,148. These amounts were offset by proceeds from the sale of investments of $3,027,000.

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

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable

For the fiscal year ended December 31, 2024, four customers represented approximately $293,000, or 93%, of the balance of accounts receivable. In addition, these four customers represented approximately 87.3% of our revenue in 2024.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2021.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
Table of Contents to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	18

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2024 and 2023	19

Consolidated Statements of Operations For the Years Ended December 31, 2024 and 2023	20

Consolidated Statements of Stockholders’ Equity For the Years Ended December 31, 2024 and 2023	21

Consolidated Statements of Cash Flows For the Years Ended December 31, 2024 and 2023	22

Notes to Consolidated Financial Statements	23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Saker Aviation Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiary (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Kronick Kalada Berdy & Co. P.C.

We have served as the Company's auditor since 2009.

Kingston, Pennsylvania

April 15, 2025

PCAOB ID No. 448

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,298,722	$6,931,709
Investments	3,553,000	2,543,321
Accounts receivable	316,027	294,521
Inventories	6,647	1,142
Income tax receivable	0	44,899
Prepaid expenses	1,607,476	745,606
Total current assets	10,781,872	10,561,198

PROPERTY AND EQUIPMENT, net
of accumulated depreciation and amortization of $3,143,391 and $3,127,876, respectively	102,073	49,440

TOTAL ASSETS	$10,883,945	$10,610,638

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$227,050	$705,133
Customer deposits	263,032	253,446
Accrued expenses	718,067	1,333,092
Total current liabilities	1,208,149	2,291,671

Total liabilities	1,208,149	2,291,671

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 995,939 and 985,888 shares issued and outstanding as of December 31, 2024 and 2023, respectively	29,878	29,577
Additional paid-in capital	20,004,209	19,902,505
Accumulated deficit	(10,358,291)	(11,613,115)
TOTAL STOCKHOLDERS’ EQUITY	9,675,796	8,318,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,883,945	$10,610,638

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

REVENUE	$9,169,459	$8,837,414
COST OF REVENUE	4,490,037	2,556,394
GROSS PROFIT	4,679,422	6,281,220

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,046,383	2,768,310

OPERATING INCOME	2,633,039	3,512,910

OTHER (EXPENSE) INCOME
CREDIT LOSS RECOVERY	0	212,000
REALIZED GAIN ON INVESTMENTS	44,420	8,479
LITIGATION EXPENSE	(1,054,200)	0
INTEREST INCOME	363,765	220,098

TOTAL OTHER (EXPENSE) INCOME	(646,015)	440,577
INCOME FROM OPERATIONS, before income taxes	1,987,024	3,953,487
INCOME TAX EXPENSE	(732,200)	(1,507,043)
NET INCOME	$1,254,824	$2,446,444

Basic Net Income Per Common Share	$1.27	$2.50

Diluted Net Income Per Common Share	$1.24	$2.47

Weighted Average Number of Common Shares – Basic	989,473	976,782
Weighted Average Number of Common Shares – Diluted	1,013,735	989,686

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR YEARS ENDED DECEMBER 31, 2024 AND 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2023	976,330	$29,290	$19,812,794	$(14,059,559)	$5,782,525
Amortization of stock based compensation			81,999		81,999
Issuance of Common Stock in connection with exercise of stock options	9,558	287	7,712		7,999

Net income				2,446,444	2,446,444

BALANCE – December 31, 2023	985,888	$29,577	$19,902,505	$(11,613,115)	$8,318,967

Amortization of stock based compensation			102,005		102,005

Issuance of Common Stock in connection with exercises of stock options	10,051	301	(301)		0
Net income				1,254,824	1,254,824
BALANCE – December 31, 2024	995,939	$29,878	$20,004,209	$(10,358,291)	$9,675,796

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,254,824	$2,446,444
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,515	16,614
Stock based compensation	102,005	81,999
Realized gain on investments	(44,420)	(8,479)
Changes in operating assets and liabilities:
Accounts receivable	(21,506)	(49,978)
Inventories	(5,505)	12,409
Income tax receivable	44,899	75,000
Prepaid expenses	(861,870)	(390,693)
Customer deposits	9,586	48,813
Accounts payable	(478,083)	376,628
Accrued expenses	(615,025)	735,830
TOTAL ADJUSTMENTS	(1,854,404)	897,943

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(599,580)	3,344,387

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,992,259)	(3,386,842)
Proceeds from sales of investments	3,027,000	852,000
Payment for exercise of options	0	7,999
Payment of note receivable from sale of assets	0	160,000
Purchase of property and equipment	(68,148)	(22,992)
NET CASH USED IN INVESTING ACTIVITIES	(1,033,407)	(2,389,835)

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,632,987)	954,552

CASH, CASH EQUIVAELNTS, AND RESTRICTED CASH – Beginning	6,931,709	5,977,157
CASH AND CASH EQUIVALENTS – Ending	$5,298,722	$6,931,709
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:
Income taxes	$2,125,719	$728,110

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Operations

Our business activities are carried out by FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), a wholly-owned subsidiary, as the operator of the Downtown Manhattan Heliport via a concession agreement with the City of New York. On March 4, 2025, the Company was notified by NYCEDC that NYCEDC will be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination the Company vacated and ceased use of the Heliport on March 29, 2025. We are currently reviewing alternative business activities as a source of revenue.

NOTE 2 – Liquidity and Material Agreements

As of December 31, 2024, we had cash and cash equivalents of $5,298,722 and a working capital surplus of $9,573,723. We generated revenue from operations of $9,169,459 and had net income of $1,254,824 for the year ended December 31, 2024. For the year ended December 31, 2024, cash flows included net cash used in operating activities of $599,580, which included net income of $1,254,824, and cash used in investing activities of $1,033,407.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at December 31, 2024 or 2023.

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

The Company was party to a management agreement with Empire Aviation (“Empire”). The management agreement expired April 30, 2023. The Company’s internal management team and heliport employees have taken over all duties relating to the management of the heliport. The Company incurred management fees with Empire of approximately $448,000 during the twelve months ended December 31, 2023. Empire had notified the Company that it believed additional fees were due under the management agreement. Please see Note 9. Litigation.

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement had a term of one year. Pursuant to the terms of the Use Agreement, the Company was granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement could be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company was required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. The Company paid $40,000 in monthly administrative fees in 2023 and $0 in 2024.

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

On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Concession Agreement through December 12, 2024. On October 18, 2024, the Company received notice from DSBS of its exercise of the second of the two six-month renewal options extending the term of the Interim Concession Agreement through June 12, 2025. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the twelve months ended December 31, 2024 and 2023, we incurred approximately $2,756,000 and $682,000 in fees under the Interim Agreement, respectively, and $0 and $532,000 in fees under the Concession Agreement, respectively, which are recorded in the cost of revenue.

On November 13, 2023, the DBS and NYCEDC released the new Request for Proposals (“RFP”). The initial due date for submissions was January 12, 2024, with the due date being subsequently extended to February 12, 2024. The Company submitted a timely proposal in compliance with the terms of the RFP.

As reported on Form 8-K filed by the Company with the SEC on November 22, 2024, the Company was notified by the NYCEDC on November 20, 2024 that they intend to award the concession agreement for the operation of the Downtown Manhattan Heliport to another company. Under the Company’s current agreement with the NYCEDC, the Interim Agreement, the Company had the exclusive right to operate as the fixed base operator for the heliport until June 12, 2025. On March 4, 2025, the Company was notified by NYCEDC that NYCEDC will be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination, the Company vacated and ceased use of the Heliport on March 29, 2025.

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, FFH. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash, cash equivalents, and restricted cash

The Company maintains its cash with various financial institutions which often exceeds federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions. There are no amounts considered restricted cash at December 31, 2023 as a deposit of $425,000 required by the Concession Agreement with NYEDC was lifted in connection with the termination of the Concession Agreement on April 30, 2023. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Investments and Related Allowance for Credit Losses

Investments held by the Company have readily determinable fair values and are reported at cost, which approximates fair value at December 31, 2024. On a monthly basis, realized gains and losses are determined by using the first-in first-out method and will be reported in other income and unrealized gains and losses will be reported in Other Comprehensive Income (Loss). Investments consist of U.S. treasury Notes and Bills with maturities ranging from January 2025 through December 2025. Investments are not purchased with the intent of selling in the near term.  However, from time to time, the Company may decide to sell certain securities for liquidity, tax planning and other business purposes.  Purchases and sales are recorded on a trade date basis and interest income is recorded when earned.

The Company classifies its debt securities classified as available for sale are carried in the financial statements at fair value. Realized gains and losses on available for sale debt securities, determined using the first-in, first-out (FIFO) method, are included in earnings. Management assesses the financial condition and near-term prospects of the issuer, industry, and/or geographic conditions, credit ratings as well as other indicators at the individual security level. Impairments below cost in the estimated fair value of individual available for sale debt securities when there is an intent to sell or for which it more likely than not the Company will be required to sell before the impairment is recovered, are realized in other income in the statements of operations. When there is not an intent to sell or it is more likely than not the Company will not be required to sell the security before the impairment is recovered, management assesses whether the decline in fair value has resulted from credit losses or other factors. If the present value of discounted cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for available for sale credit losses is recorded. Such losses are limited to the amount that amortized cost exceeds fair value, even if the amount of the credit loss is greater. Any future changes in the allowance for credit losses is recorded as provision for (reversal of) credit losses. There were no available for sale debt securities with gross unrealized losses in which management determined an allowance for credit losses was necessary as of December 31, 2024 and 2023.

Accounts Receivable and Revenue Concentration

For the fiscal year ended December 31, 2023, the Company’s four customers represented approximately $248,000, or 84.1%, of the balance of accounts receivable. In addition, these four customers represented approximately 84.8% of our revenue in 2023.

For the fiscal year ended December 31, 2024, the Company’s four customers represented approximately $293,000, or 93%, of the balance of accounts receivable. In addition, these four customers represented approximately 87.3% of our revenue in 2024.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Collection losses have historically been immaterial, and management concluded that, based on its review of material balances outstanding, current economic conditions, reasonable and supportable forecasts regarding future events, and the financial stability of its customers a valuation allowance for credit losses was not needed.

Inventories

Inventory consists of aviation fuel which is stated at lower of cost or net realizable value determined by the first in first out method.

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives as set forth in footnote 4. Amortization of leasehold improvements other than those associated with a lease between entities under common control shall be amortized over the shorter of the useful life of those leasehold improvements and the remaining lease term using the straight-line method, unless the lease term transfers ownership of the underlying asset to the lessee or the lessee is reasonably certain to exercise an option to purchase the underlying asset, in which case the lessee shall amortize the leasehold improvements to the end of their useful life. Maintenance and repairs are charged to expense as incurred; costs of major additions and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in income.

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

Customer Deposits

Customer deposits consist of amounts that customers are required to remit in advance to the Company in order to secure payment for future purchases and services. Customer deposits amounted to approximately $263,032 and $253,446 at December 31, 2024 and 2023, respectively.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods due to the uncertainty of future taxable income and the lack thereof of taxable income in carry-back periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2021.

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

The following table sets forth the components used in the computation of basic and diluted income per share:

	For the Year Ended December 31,
	2024(1)	2023(1)
Weighted average common shares outstanding, basic	989,473	976,782
Common shares upon exercise of options	24,262	12,904
Weighted average common shares outstanding, diluted	1,013,735	989,686

(1)

Common shares of 13,332 underlying outstanding stock options for the years ended December 31, 2024 and 2023, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the years ended December 31, 2024 and 2023, the Company incurred stock based compensation of $102,005 and $81,999, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2024, the unamortized fair value of the options totaled $99,357 and the weighted average remaining amortization period of the options approximated five years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2024 and 2023 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2024	2023
Dividend yield	0%	0%
Expected volatility	9.24%	9.22%
Risk-free interest rate	4.03%	3.84%
Expected lives, years	5.0	5.0

NOTE 4 – Property and Equipment, Net

Property and equipment consist of the following:

	December 31,		Estimated
	2024	2023	Useful Life (in years)
Office furniture and equipment	$426,414	$424,242	3	–	7
Leasehold improvements	2,819,050	2,753,074	10	–	20
Total	3,245,464	3,177,316
Less: accumulated depreciation and amortization	(3,143,391)	(3,127,876)
Property and equipment, net	$102,073	$49,440

Depreciation expense for the years ended December 31, 2024 and 2023 was approximately $15,000 and $16,000, respectively.

NOTE 5 – Income Taxes

The Company’s deferred tax assets consisted of the following:

	December 31,
Deferred tax assets:	2024	2023
Stock based compensation	$143,000	$86,000
Property and equipment	348,000	376,000
Total deferred tax assets	491,000	462,000
Valuation Allowance	(491,000)	(462,000)

Deferred tax asset – net of valuation allowance	$0	$0

Increase (decrease) in valuation allowance	$29,000	$(9,000)

The valuation allowance fluctuated due to the uncertainty of future taxable income.

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

	December 31,
	2024	2023
Tax at statutory rate	21.0%	21.0%
State and local income taxes, net of federal	17.0%	17.0%
Effective income tax expense rate	38.0%	38.0%

NOTE 6 – Stockholders’ Equity

Common Stock

A summary of the Company’s shares of Common Stock outstanding at December 31, 2024 is presented in the table below:

Number of shares outstanding
December 31, 2023	985,888
Issuance of common stock in connection with exercise of stock options	10,051
December 31, 2024	995,939

Stock Options

On August 27, 2019, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Incentive Plan of 2019 (the “2019 Plan”) at which time the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) was terminated and no future awards could be issued under the 2005 plan. As of December 31, 2024 and 2023, there were no options outstanding under the 2005 Plan.

The 2019 Plan is administered by the Company’s Compensation Committee and provides for 185,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Compensation Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. The fair value of stock options are calculated in accordance with FASB ASC Topic 718. As of December 31, 2024 and 2023, there were 97,508 and 110,840 shares, respectively, available for grant as options under the 2019 Plan.

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2023	67,494	$4.040
Granted	13,332	7.600
Exercised	(13,332)	2.662
Balance, December 31, 2023	67,494	$5.012
Granted	13,332	8.130
Exercised	(20,832)	5.024
Balance, December 31, 2024	59,994	$5.700

A summary of the Company’s stock options outstanding at December 31, 2024 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$8.13	13,332	4.92	---	$0
$7.60	13,332	3.92	13,332	$26,277
$5.40	13,332	2.92	13,332	$70,006
$3.45	9,999	1.92	9,999	$61,204
$2.58	9,999	.92	9,999	$69,903
TOTALS	59,994		46,662	$227,390

Preferred Stock

On February 27, 2019, the Company filed with the Secretary of State of the state of Nevada a certificate of amendment to our articles of incorporation. The amendment provided for, among other things, a reduction in the number of authorized shares of preferred stock to 333,306. The Company’s Board of Directors currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the directors determine. As of December 31, 2024 and 2023, there were no shares of preferred stock outstanding.

NOTE 7 – Employee Benefit Plan

The Company maintains a 401K Plan which covers all employees of the Company (the “401K Plan”). Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides that the Company match each participant's contribution at 100% up to 4% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $29,000 and $28,000 for the years ended December 31, 2024 and 2023, respectively.

NOTE 8 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiary from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the twelve months ended December 31, 2024 and 2023, the Company was billed approximately $144,000 and $93,000, respectively, for legal services by Wachtel & Missry, LLP.

The Company was party to a management agreement with Empire Aviation, an entity owned by the children and grandchild of the Company’s former Chief Executive Officer and former member of our Company’s Board of Directors.

NOTE 9 – Litigation

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

On November 20, 2024 the Company was notified by the NYCEDC that NYCEDC intends to award the Concession Agreement for the operation of the Downtown Manhattan Heliport to another company (“Skyport”). On March 31, 2025, the Company filed a petition with the Supreme Court of the State of New York County of New York requesting among other things, an order directing the City of New York to produce non-privileged documentation related to its decision to award the Concession Agreement to Skyport, which the Company has already requested, and a judgement annulling the award of the Concession Agreement to Skyport and directing the city to award the Concession Agreement to another company. The petition alleges a number of misrepresentations made by Skyport to the city which the Company believes helped Skyport secure the Concession Agreement.

NOTE 10 – Investments

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

The fair value measurements and levels within the fair value hierarchy of these measurements for the assets reported at fair value on a recurring basis at December 31, 2024 and 2023 are U.S. Treasury Notes and Bills in the amount of $3,553,000 and $2,543,321, respectively, within level 2. There have been no change in valuation approaches or techniques and related inputs.

The Company’s policy is to recognize transfers of investments into or out of Level 3 as of the date of the event or change in circumstances that caused the transfer. For the years ended December 31, 2024 and 2023, there were no transfers of investments into or out of Level 3. There are no assets requiring the use of Level 3 inputs for the years ended December 31, 2024 and 2023.

NOTE 11 – Subsequent Events

As disclosed by the Company in a Form 8-K filed with the SEC on March 6, 2025, the Company was notified on March 4, 2025 by NYCEDC that they will be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination, the Company vacated and ceased use of the Heliport on that date.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and our President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment under this framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of the Company as of April 15, 2025:

Name	Age	Position

William B. Wachtel	70	Chairman, Director, President and CEO
Marc Chodock	46	Director

On February 27, 2025, Roy Moskowitz informed Saker Aviation Services, Inc. (the “Company”) of his decision to resign from his positions as a director of the Company effective immediately. Mr. Moskowitz’s resignation was not due to any disagreements with the Company or any matter relating to the Company’s operations, policies or practices.

On December 6, 2024, Samuel Goldstein informed Saker Aviation Services, Inc. (the “Company”) of his decision to resign from his positions as President, Chief Executive Officer, Treasurer, Secretary and Director of the Company effective immediately. Mr. Goldstein’s resignation was not due to any disagreements with the Company or any matter relating to the Company’s operations, policies or practices.

Effective as of December 6, 2024, the Company appointed William Wachtel, age 70, to serve as President, Chief Executive Officer, Treasurer and Secretary of the Company. Mr. Wachtel was elected as a Director and Chairman of the Board of Directors (the “Board”) of the Company on March 31, 2005. Mr. Wachtel served as Chairman until April 8, 2009, when he resigned from such capacity but remained a member of the Board. Mr. Wachtel was re-elected as the Chairman of the Board and has served in that capacity since October 27, 2011. Mr. Wachtel has been a managing partner of Wachtel Missry LLP (previously Wachtel & Masyr, LLP, and before that, its predecessor law firm Gold & Wachtel, LLP), since its founding in August 1984. During the fiscal years ended December 31, 2024 and 2023, the Company was billed approximately $144,000 and $93,000, respectively, for legal services provided by Wachtel Missry LLP. Mr. Wachtel is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

There is no arrangement or understanding between Mr. Wachtel and any other person with respect to his appointment, and there are no family relationships between Mr. Wachtel and any other director or executive officer of the Company. Except as described above, the Company is not aware of any transactions with Mr. Wachtel or any of his immediate family members that would require disclosure under Item 404(a) of Regulation S-K.

Each of our directors is elected at the Annual Meeting of Stockholders to serve until the next Annual Meeting of Stockholders or until his successor is duly elected and qualified. Our officers are appointed annually by the Board of Directors to serve at the discretion of the Board.

Business History

William B. Wachtel – Director, Chairman of the Board

Mr. Wachtel was elected as a director and our Chairman of the Board on March 31, 2005. Mr. Wachtel served as our Chairman until April 8, 2009, when he resigned from such capacity but remained a member of the Board. Mr. Wachtel was re-elected as our Chairman of the Board and has served in that capacity since October 27, 2011. On December 6, 2024, the Company appointed Mr. Wachtel to serve as President, Chief Executive Officer, Treasurer and Secretary of the Company

Mr. Wachtel has been a managing partner of Wachtel Missry LLP (previously Wachtel & Masyr, LLP, and before that, its predecessor law firm Gold & Wachtel, LLP), since its founding in August 1984. During the twelve months ended December 31, 2024 and 2023, the Company was billed approximately $144,000 and $93,000, respectively, for legal services by Wachtel & Missry, LLP. Mr. Wachtel is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

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

Insider Trading Policy

We have adopted an insider trading policy designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The policy applies to all employees, officers and directors of the Company. Key Employees (our directors, executive officers and certain employees who our President may designate from time to time), may only buy and sell our stock within an open “window period,” which begins 24 hours after the date of public release of the Company’s quarterly earnings for a given fiscal quarter and ending at the close of business on the last day of the next fiscal quarter. Key Employees are prohibited from purchasing or selling our stock if they are in possession of material non-public information, even if it is within the open “window period.” We reserve the right to impose event-specific black-out periods if we deem certain employees or groups to be in possession of non-public information.

Committees of the Board of Directors

There are three committees of the Board of Directors: the Audit Committee comprised of Marc Chodock, the Nominating Committee comprised of William B. Wachtel; and the Compensation Committee comprised of Marc Chodock.

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2024 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2024, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act.

Corporate Governance

There have been no changes to the procedures by which our security holders may recommend nominees to our Board of Directors since our Board of Directors set forth such policy in our proxy statement for our Annual Meeting of Stockholders held on November 6, 2013.

Our Board of Directors has determined that, of its Audit Committee, Marc Chodock qualifies as a financial expert as such term is defined in applicable SEC rules, and Marc Chodock qualifies as “independent” as such term is defined by the rules of the Nasdaq Stock Market.

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

The members of the audit committee are Marc Chodock. Each member of the audit committee qualifies as an independent director under the corporate governance standards of the Nasdaq Listing Rules. Our board of directors has determined that Marc Chodock qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION

As a smaller reporting company under the Exchange Act, we are providing the following executive compensation information in accordance with the scaled disclosure requirements pursuant to Item 402(m)-(q) of Regulation S-K.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us during the fiscal years ended December 31, 2024 and 2023 for services performed on our behalf with respect to the persons who served as our executive officers and employees designated as highly compensated during the years ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)(3)	Total ($)

Samuel Goldstein, Former President and Chief Executive Officer	2024	0	0	27,097 (2)	94,500	116,597
	2023	0	50,000	25,331 (2)	22,000	97,331

William B. Wachtel, President and Chief Executive Officer	2024	0	0	27,097 (2)	0	27,097
	2023	0	0	25,331 (2)	8,000	33,331

(1)	The fair value of the stock awards granted are calculated in accordance with FASB ASC Topic 718.
(2)	Represents the fair value of the option awards granted to Mr. Goldstein and Mr. Wachtel or their services as non-employee directors.
(3)	Represents the total non-employee board meeting and consulting fees received by Mr. Goldstein and board meeting fees received by Mr. Wachtel.

Mr. Samuel Goldstein became our acting principal executive officer in March 2021. He was appointed as the company’s President, Chief Executive Officer, and principal executive, financial, and accounting officer, on July 5, 2022. In 2024, Mr. Goldstein received $94,500 in consulting fees. In 2023, Mr. Goldstein, received $15,000 in consulting fees and a $50,000 bonus. As a non-employee director, Mr. Goldstein was entitled to a fee of $1,000 per board meeting.

On December 6, 2024, Samuel Goldstein informed Saker Aviation Services, Inc. (the “Company”) of his decision to resign from his positions as President, Chief Executive Officer, Treasurer, Secretary and Director of the Company effective immediately. Mr. Goldstein’s resignation was not due to any disagreements with the Company or any matter relating to the Company’s operations, policies or practices.

Effective as of December 6, 2024, the Company appointed William Wachtel, age 70, to serve as President, Chief Executive Officer, Treasurer and Secretary of the Company. Mr. Wachtel was elected as a Director and Chairman of the Board of Directors (the “Board”) of the Company on March 31, 2005. Mr. Wachtel served as Chairman until April 8, 2009, when he resigned from such capacity but remained a member of the Board. Mr. Wachtel was re-elected as the Chairman of the Board and has served in that capacity since October 27, 2011. Mr. Wachtel has been a managing partner of Wachtel Missry LLP (previously Wachtel & Masyr, LLP, and before that, its predecessor law firm Gold & Wachtel, LLP), since its founding in August 1984. During the fiscal years ended December 31, 2024 and 2023, the Company was billed approximately $144,000 and $93,000, respectively, for legal services provided by Wachtel Missry LLP. Mr. Wachtel is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

There is no arrangement or understanding between Mr. Wachtel and any other person with respect to his appointment, and there are no family relationships between Mr. Wachtel and any other director or executive officer of the Company. Except as described above, the Company is not aware of any transactions with Mr. Wachtel or any of his immediate family members that would require disclosure under Item 404(a) of Regulation S-K.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2024

The following table shows information about the number of unexercised stock options held by our named executive officer as of December 31, 2024:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
William B. Wachtel
	3,333	--	2.58	12/05/2025
	3,333	--	3.45	12/01/2026
	3,333	--	5.40	12/01/2027
	3,333	--	7.60	12/01/2028
	---	3,333	8.13	12/01/2029

(1)	All outstanding awards of stock options were granted under our 2019 Stock Incentive Plan

2024 DIRECTOR COMPENSATION TABLE

The table below shows information about the compensation of our non-executive directors except for Samuel Goldstein and William B. Wachtel for their service during fiscal 2024. The Compensation for our non-employee director Samuel Goldstein, who was our President and Chief Executive Officer until December 6, 2024, and William B. Wachtel who became our President and Chief Executive Officer on the same date, are set forth in the Summary Compensation Table above.

Name	Fees Earned in Cash ($)(1)	Option Awards ($)(2)	Total ($)

Marc Chodock	2,250	27,097	29,347

Roy P. Moskowitz	1,500	27,097	28,597

1.

Each non-employee director is entitled to a fee of $1,000 per board meeting as well as $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director is also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.

Each non-employee director is eligible to be granted an annual option to purchase shares of our common stock. On December 1, 2024, the Board of Directors granted each non-employee director an option for their service in 2024. Each option was for 3,333 shares and was priced at $8.13 per share, which was the closing sales price of our common stock on December 1, 2024. The options vest on December 1, 2025 and may be exercised until December 1, 2029. See Item 12. for a description of all outstanding options held by non-employee directors and employees at December 31, 2024. The fair value of the option awards are calculated in accordance with FASB ASC Topic 718.

Employment Agreements

As of December 31, 2024, the Company has no Employment Agreements in place.

Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. The Company maintains a 401K Plan (the “401K Plan”) which covers all employees of the Company. Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides for the Company to match each participant's contribution at 100% up to 4% of the employee’s deferral. The employer match prior to the change was 50% up to 6% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $29,000 and $28,000 for the years ended December 31, 2024 and 2023, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of More Than 5% of the Company’s Shares

The following table presents certain information as of April 15, 2025 regarding the beneficial ownership of our common stock by:

●	our current executive officer and each of our directors; and
●	all of our current directors and executive officer as a group; and
●	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

Unless otherwise indicated below, the address for each of our directors and officers is 20 South Street, Pier 6 East River, New York, New York 10004.

	Number of Shares		Percentage of
	of Common Stock		Common Stock
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned (1)

William B. Wachtel (2)	190,595	(3)	18.9%

Marc Chodock (4)	122,149		12.1%

All directors and officers as a group (2 in number)	312,744	(4)	31.0%

Ronald I. Heller (4)	64,085	(4)	6.4%

Ravi Desai (5)	73,445	(5)	7.4%

Eriksen Capital Management, LLC (6)	110,916	(6)	11.1%

(1)

The percentages computed in the table are based upon 995,939 shares of our common stock, which were outstanding on April 15, 2025. Under the rules of the SEC, “beneficial ownership” is deemed to include shares for which an individual, directly or indirectly, has or shares voting or dispositive power, whether or not they are held for the individual’s benefit, and includes shares that may be acquired within 60 days, including, but not limited to, the right to acquire shares by the exercise of options or the vesting of restricted stock units. Effect is given to shares of our common stock upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2025, such amount of exercisable options totaling 46,662,

(2)	William B. Wachtel is our Chairman of the Board and a director.

(3)

The shares of our common stock reported in the table include: (a) 257,829 shares held by Mr. Wachtel in the open market; (b) 28,251 shares of common stock owned by EuroAmerican Investment Corporation of which he is the sole shareholder, director and officer, (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2025, which option is currently exercisable; (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2026, which option is currently exercisable; (e) 3,333 shares issuable upon the exercise of an option expiring December 1, 2027, which option is currently exercisable; and (f) 3,333 shares issuable upon the exercise of an option expiring December 1, 2028, which is currently exercisable. The shares of our common stock reported in the table do not reflect (x) 3,333 shares issuable upon the exercise of an option granted on December 1, 2024, which shall become exercisable on December 1, 2025; and (y) 11,114 shares of our common stock acquired by Wachtel Missry, LLP, which has provided certain legal services for us. Mr. Wachtel is a managing partner of such firm, but does not have sole dispositive or voting power with respect to such firm’s securities.

(4)	Marc Chodock is a director.

(5)	The shares of our common stock reported in the table are based on a Schedule 13D/A filed with the SEC on December 4, 2023. The reporting persons are (i)ACM Value Opportunities Fund I, LP, a Delaware limited partnership (the “Fund”), with respect to the shares of our common stock directly owned by it; (ii) ACM Value Opportunities Fund I GP, LLC, a Delaware limited liability company (the “General Partner”), as general partner of the Fund, with respect to the shares of our common stock directly owned by the Fund, (iii) Arvice Capital Management, LLC, a Delaware limited liability company (the “Manager”), as manager of the Fund, with respect to the shares of our common stock directly owned by the Fund; and (iv) Mr. Marc Chodock (“Mr. Chodock”), as managing member of the Manager, with respect to the shares of our common stock directly owed by the Fund. The business address of each of the Reporting Persons is 110 East 25th St., 3rd Floor, New York, New York 10011. The shares of our common stock reported in the table include: (a) 107,181 shares held by the reporting persons listed above and (b) 3,333 shares issuable upon the exercise of an option expiring December 1, 2025, which option is currently exercisable and (c) 3,333 shares issuable upon the exercise of an option expiring December 1, 2026, which option is currently exercisable and (d) 3,333 shares issuable upon the exercise of an option expiring December 1, 2027, which option is currently exercisable and (e) 3,333 shares issuable upon the exercise of an option expiring December 1, 2028, which is currently exercisable. The shares of our common stock reported in the table do not reflect 3,333 shares issuable upon the exercise of an option granted on December 1, 2024, which shall become exercisable on December 1, 2025.

(6)

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

(7)

Ravi Desai’s address is 14 Walsh Drive, Parsippany, NJ 07054. Mr Desai is the beneficial owner of 73,445 shares of common stock as disclosed in a 13D/A filed with the Securities and Exchange Committee on March 15, 2023.

(8)

E Eriksen Capital Management LLC’s address is 8695 Glendale Road, Custer, WA 98240. Eriksen is the beneficial owner of 110,916 shares, including (i) 49,136 shares held by Cedar Creek Partners LLC, a private investment partnership managed by the reporting person; (ii) 50,860 shares in separately managed accounts managed by Eriksen Capital Management; and (iii), 8,375 shares held by Solitron Devices, Inc, and (iv) 2,545 shares held by Tim Eriksen, as disclosed in a Schedule 13G/A filed with the Securities and Exchange Commission on January 10, 2025.

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2024, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	59,994	$5.700	97,508

Equity compensation plans not approved by security holders	--	$—	—
Total	59,994	$5.700	97,508

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

Director Independence

Our Board of Directors made the determination of director independence in accordance with the definition set forth in the Nasdaq Stock Market rules. Under such definition, William B. Wachtel and Marc Chodock qualify as independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were approximately $107,500 and $101,500 by Kronick Kalada Berdy & Co. in 2024 and 2023, respectively, for the audits of our annual financial statements for the fiscal years ended December 31, 2024 and 2023, and the reviews of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for those fiscal years.

Audit-Related Fees. There were no Audit-Related Fees billed for the years ended December 31, 2024 and 2023.

Tax Fees. For both years ended December 31, 2024 and 2023, the aggregate fees billed by the principal accountant for services categorized as Tax Fees were $15,000.

All Other Fees. There were no fees billed for services categorized as All Other Fees by the principal accountant for the fiscal years ended December 31, 2024 and 2023.

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

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiary as of December 31, 2024 and 2023 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

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

19.1*	Insider trading policies and procedures

21.1*	Subsidiary of Saker Aviation Services, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal financial officer).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive officer).

32.1*	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

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

Saker Aviation Services, Inc.

Date: April 15, 2025	By:	/s/ William B. Wachtel
William B. Wachtel
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

President, Chief Executive Officer, Chairman of the Board,
/s/ William B. Wachtel	Director	April 15, 2025
William B. Wachtel

/s/ Marc Chodock	Director	April 15, 2025
Marc Chodock