Form 10-Q
period 2025-03-31
Saker Aviation Services, Inc.
filed 2025-05-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number: 000-52593

SAKER AVIATION SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0617649
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

885 2nd Avenue, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(212) 909-9500

(Registrant’s telephone number, including area code)

20 South Street, Pier 6 East River, NY, NY 10004 (212) 776-4046

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

Yes ☐          No ☒

As of May 15, 2025, the registrant had 997,182 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

Form 10-Q

March 31, 2025

ii

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,303,768	$5,298,722
Investments	3,583,605	3,553,000
Accounts receivable	187,605	316,027
Inventories	0	6,647
Prepaid expenses	1,088,282	1,607,476
Total current assets	10,163,260	10,781,872

PROPERTY AND EQUIPMENT, net of accumulated depreciation	0	102,073

TOTAL ASSETS	$10,163,260	$10,883,945

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$332,694	$227,050
Customer deposits	265,884	263,032
Deferred liability – current	200,000	0
Accrued expenses	99,631	718,067
Total current liabilities	898,209	1,208,149

LONG-TERM LIABILITIES
Deferred liability – less current portion	76,923	0
Total long-term liabilities	76,923	0

TOTAL LIABILITIES	975,132	1,208,149

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 995,939 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	29,878	29,878
Additional paid-in capital	20,031,306	20,004,209
Accumulated deficit	(10,873,056)	(10,358,291)
TOTAL STOCKHOLDERS’ EQUITY	9,188,128	9,675,796
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,163,260	$10,883,945

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024

REVENUE	$1,260,756	$1,338,367

COST OF REVENUE	749,396	706,172

GROSS PROFIT	511,360	632,195

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,007,464	431,133

OPERATING (LOSS) INCOME	(496,104)	201,062

OTHER (EXPENSE) INCOME:
WRITE-OFF OF RELINQUISHED ASSETS, NET OF DEPRECIATION	(104,339)	0
INTEREST INCOME	78,671	91,228
REALIZED GAIN ON INVESTMENTS	7,007	0
TOTAL OTHER (EXPENSE) INCOME	(18,661)	91,228

(LOSS) INCOME FROM OPERATIONS	(514,765)	292,290

INCOME TAX EXPENSE	0	(105,000)

NET (LOSS) INCOME	$(514,765)	$187,290

Basic Net (Loss) Income Per Common Share	$(0.52)	$0.19

Diluted Net (Loss) Income Per Common Share	$(0.51)	$0.18

Weighted Average Number of Common Shares – Basic	995,939	985,888

Weighted Average Number of Common Shares – Diluted	1,012,936	1,013,231

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THREE MONTHS ENDED MARCH 31, 2025 AND 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2024	985,888	$29,577	$19,902,505	$(11,613,115)	$8,318,967

Amortization of stock-based compensation			25,420		25,420

Net income				187,290	187,290

BALANCE – March 31, 2024	985,888	$29,577	$19,927,925	$(11,425,825)	$8,531,677

BALANCE – January 1, 2025	995,939	$29,878	$20,004,209	$(10,358,291)	$9,675,796

Amortization of stock-based compensation			27,097		27,097

Net loss				(514,765)	(514,765)

BALANCE – March 31, 2025	995,939	$29,878	$20,031,306	$(10,873,056)	$9,188,128

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(514,765)	$187,290
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,879	3,879
Stock based compensation	27,097	25,420
Write-off of relinquished assets, net of depreciation	104,339	0
Realized gain on investments	(7,007)	0
Changes in operating assets and liabilities:
Accounts receivable	128,422	55,933
Inventories	6,647	(4,279)
Prepaid expenses	519,194	85,598
Deferred liabilities	276,923	0
Customer deposits	2,852	3,126
Accounts payable	105,644	(262,963)
Accrued expenses	(618,436)	99,493
TOTAL ADJUSTMENTS	549,554	6,207

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,789	193,497

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(732,598)	(920,699)
Proceeds from sale of investments	709,000	0
Purchase of property and equipment	(6,145)	(2,170)
NET CASH USED IN INVESTING ACTIVITIES	(29,743)	(922,869)

NET CHANGE IN CASH	5,046	(729,372)

CASH – Beginning	5,298,722	6,931,709
CASH – Ending	$5,303,768	$6,202,337

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for income taxes	$196,143	$25,313

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Nature of Operations

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The condensed consolidated balance sheet as of March 31, 2025 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2025 and 2024 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2025 and its results of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2025 not misleading. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity and Material Agreements

As of March 31, 2025, we had cash and cash equivalents of $5,303,768 and a working capital surplus of $9,265,051. For the three months ended March 31, 2025, we generated revenue from operations of $1,260,756 and had a net loss of $(514,765). For the three months ended March 31, 2025, cash flows included net cash provided by operating activities of $34,789, which included net loss of $(514,765), and cash used in investing activities of $29,743.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at March 31, 2025 or 2024.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

On February 10, 2025, the Company entered into a Covenant Not To Compete agreement (the “Covenant Agreement”) with Brian Tolbert, the manager of the Downtown Manhattan Heliport (the “Receiving Party”). The Covenant Agreement provides for payments beginning in April 2025 totaling $276,923 over the next 18 months, provided the Receiving Party does not disclose any confidential information to, or accept employment with, the new operator of the Heliport or any of its subsidiaries. The Company has recorded the liability and expense in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operation as of March 31, 2025.

The Company was party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company was required to pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. The term of the Concession Agreement was subsequently extended by the City through April 30, 2023.

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

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport. The Interim Agreement became effective on December 12, 2023 and provided for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”). The Company was required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods. On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Agreement through December 12, 2024. On October 18, 2024, the Company received notice from DSBS of its exercise of the second of the two six-month renewal options extending the term of the Interim Concession Agreement through June 12, 2025. During the three months ended March 31, 2025 and 2024, we incurred approximately $412,000 and $425,000 in fees under the Interim Agreement, respectively.

On November 13, 2023, the DBS and NYCEDC released the new Request for Proposals (“RFP”). The Company submitted a timely proposal in compliance with the terms of the RFP.

The Company was notified by the NYCEDC on November 20, 2024 that it intended to award the concession agreement for the operation of the Downtown Manhattan Heliport to another company. On March 4, 2025, the Company was notified that NYCEDC would be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination, the Company vacated and ceased use of the Heliport on that date. As part of the Interim Agreement, the Company was required to leave certain assets at the heliport. The Company wrote off the remaining assets at the heliport, net of depreciation, in the first quarter of 2025.

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

Net (Loss) Income Per Common Share

Net (loss) income was $(514,765) and $187,290 for the three months ended March 31, 2025 and 2024, respectively. Basic net (loss) income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended March 31,
	2025	2024
Weighted average common shares outstanding, basic	995,939	985,888
Common shares upon exercise of options	16,997	27,343
Weighted average common shares outstanding, diluted	1,012,936	1,013,231

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2025 and 2024, the Company incurred stock-based compensation of $27,097 and $25,420, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2025, the unamortized fair value of the options totaled $81,291 and the weighted average remaining amortization period of the options ranging from one to five years.

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

NOTE 4 – Litigation

On November 20, 2024, the Company was notified by the NYCEDC that it intended to award the Concession Agreement for the operation of the Downtown Manhattan Heliport to another company (“Skyport”). On March 31, 2025, the Company filed a petition with the Supreme Court of the State of New York County of New York requesting among other things, an order directing the City of New York to produce non-privileged documentation related to its decision to award the Concession Agreement to Skyport, which the Company has already requested, and a judgement annulling the award of the Concession Agreement to Skyport and directing the city to award the Concession Agreement to another company. The petition alleges a number of misrepresentations made by Skyport to the city which the Company believes helped Skyport secure the Concession Agreement.

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

The fair value measurements and levels within the fair value hierarchy of these measurements for the assets reported at fair value on a recurring basis at March 31, 2025 and December 31, 2024 are U.S. Treasury Notes and Bills in the amount of $3,583,605 and $3,553,000, respectively, within level 2. There have been no changes in valuation approaches or techniques and related inputs.

The Company’s policy is to recognize transfers of investments into or out of Level 3 as of the date of the event or change in circumstances that caused the transfer. For the three months ended March 31, 2025 and twelve months ended December 31,2024, there were no transfers of investments into or out of Level 3. There are no assets requiring the use of Level 3 inputs for the three months ended March 31, 2025 and twelve months ended December 31.2024.

NOTE 6 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the three months ended March 31, 2025 and 2024, the Company was billed approximately $2,475 and $78,000, respectively, for legal services by Wachtel & Missry, LLP.

The Company was party to a management agreement with Empire Aviation, an entity owned by the children and grandchild of the Company’s former Chief Executive Officer and former member of our Company’s Board of Directors.

NOTE 7 – Subsequent Events

On April 29, 2025, Marc Chodock informed the Company of his decision to resign from his position as a director of the Company. Mr. Chodock’s resignation was not due to any disagreements with the Company or any matter relating to the Company’s operations, policies, or practices.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our business activities were carried out by FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), a wholly-owned subsidiary, as the operator of the Downtown Manhattan Heliport via a concession agreement with the City of New York. On March 4, 2025, the Company was notified by NYCEDC that NYCEDC would be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination, the Company vacated and ceased use of the Heliport on March 29, 2025. We are currently reviewing alternative business activities as a source of revenue.

REVENUE AND OPERATING RESULTS

Comparison of Operations for the Three Months Ended March 31, 2025 and March 31, 2024.

REVENUE

Revenue from operations decreased by 5.8 percent to $1,260,756 for the three months ended March 31, 2025 as compared with corresponding prior-year period revenue of $1,338,367.

For the three months ended March 31, 2025, revenue from operations associated with the sale of jet fuel and related items decreased by 5.7 percent to approximately $297,000 as compared to approximately $315,000 in the three months ended March 31, 2024. The decrease is primarily attributable to a decrease in activity in 2025 compared to the same period in 2024.

For the three months ended March 31, 2025, revenue from operations associated with services and supply items decreased by 5.7 percent to approximately $937,000 as compared to approximately $994,000 in the three months ended March 31, 2024. The decrease is primarily attributable to a decrease in activity in 2025 compared to the same period in 2024.

For the three month periods ended March 31, 2025 and 2024, all other revenue from operations was approximately $27,000 and $29,000, respectively.

COST OF REVENUE

Total cost of revenue from operations increased by 6.1 percent to $749,396 in the three months ended March 31, 2025, as compared to $706,172 in the three months ended March 31, 2024. The increase in primarily attributable to payment of severance and accrued vacation time to heliport employees in the first quarter 2025.

GROSS PROFIT

Total gross profit from operations decreased by 19.1 percent to $511,360 in the three months ended March 31, 2025 as compared with the three months ended March 31, 2024. Gross margin was 40.6 percent in the three months ended March 31, 2025 as compared to 47.2 percent in the same period in the prior year. The decrease in gross profit and gross margin are primarily attributable to the items discussed above.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were $1,007,464 in the three months ended March 31, 2025, representing an increase of $576,331 or 133.7 percent, as compared to the same period in 2024.

SG&A associated with our operations were approximately $853,000 in the three months ended March 31, 2025, representing an increase of approximately $542,000, or 173.8 percent, as compared to the three months ended March 31, 2024. SG&A associated with our operations, as a percentage of revenue, was 67.7 percent for the three months ended March 31, 2025, as compared with 23.3 percent in the corresponding prior year period. The increase in SG&A on a year-over-year basis is primarily attributable to a one-time charge to record deferred compensation expense relating to a Covenant to Compete Agreement as well as increased professional fees relating to the Company’s ongoing challenge, and pending litigation, of the NYCEDC selection of the heliport’s new operator.

Corporate SG&A from operations was approximately $154,000 for the three months ended March 31, 2025, representing an increase of approximately $35,000 as compared with the corresponding prior year period. The increased corporate expenses were primarily attributable to an increase in services provided by various service providers.

OPERATING (LOSS) INCOME

Operating loss from operations for the three months ended March 31, 2025 was $(496,104) as compared to operating income of $201,062 in the three months ended March 31, 2024. The change on a year-over-year basis was largely attributable to the items discussed above.

Depreciation

Depreciation for both the three months ended March 31, 2025 and 2024 was $3,879.

Interest Income

Interest income for the three months ended March 31, 2025 and 2024 was $78,671 and $91,228, respectively. The decrease is primarily attributable to lower interest rates in 2025 compared to 2024.

Income Tax

Income tax expense for the three months ended March 31, 2025 and 2024 was $0 and $105,000, respectively.

Net (Loss) Income Per Share

Net (loss) income was $(514,765) and $187,290 for the three months ended March 31, 2025 and 2024, respectively. The change on a year-over-year basis was largely attributed to the items discussed above.

Basic net (loss) income per share for the three months ended March 31, 2025 and 2024 was $(0.52) and $0.19, respectively. Diluted net (loss) income per share for the three months ended March 31, 2025 and 2024 was $(0.51) and $0.18, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2025, we had cash and cash equivalents of $5,303,768 and a working capital surplus of $9,265,051. For the three months ended March 31, 2025, we generated revenue from operations of $1,260,756 and had a net loss of $(514,765). For the three months ended March 31, 2025, cash flows included net cash provided by operating activities of $34,789, which included net loss of $(514,765), and cash used in investing activities of $29,743.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at March 31, 2025 or 2024.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

On February 10, 2025, the Company entered into a Covenant Not To Compete agreement (the “Covenant Agreement”) with Brian Tolbert, the manager of the Downtown Manhattan Heliport (the “Receiving Party”). The Covenant Agreement provides for payments beginning in April 2025, totaling $276,923 over the next 18 months, provided the Receiving Party does not disclose any confidential information to, or accept employment with, the new operator of the Heliport or any of its subsidiaries. The Company has recorded the liability and expense in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operation as of March 31, 2025.

Cash from Operating Activities

For the three months ended March 31, 2025, net cash provided by operating activities was $34,789. This amount included an increase in operating cash related to net loss of $(514,765) and additions for the following items: (i) depreciation and amortization, $3,879; (ii) stock-based compensation, $27,097; (iii) write-off of relinquished assets, net of depreciation, $104,339; (iv) accounts receivable, trade, $128,422; (v) inventory, $6,647; (vi) prepaid expenses, $519,194; (vii) deferred liabilities, $276,923; (viii) customer deposits, $2,852; and (ix) accounts payable, $105,644. These increases in operating activities were offset by a decrease in accrued expenses of $618,436 and realized gain on investments of $7,007.

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

Cash from Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $(29,743). This amount included purchases of investments of $732,598 and the purchase of property and equipment of $6,145, offset by the sale of investments of $709,000.

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

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

●	the operation of the Downtown Manhattan Heliport was our only source of revenue, if we are unable to find alternative revenue streams we may cease operations;
●	our ability to attract new personnel, or retain existing personnel, could adversely affect the implementation of any new business strategy.

Any one of these or other risks, uncertainties, other factors, or any inaccurate assumptions made by the Company may cause actual results to be materially different from those described herein or elsewhere by us. Undue reliance should not be placed on any such forward-looking statements, which speak only as of the date they were made. Certain of these risks, uncertainties, and other factors are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other filings we make with the SEC. Subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth above and elsewhere in our reports filed with the SEC. We expressly disclaim any intent or obligation to update any forward-looking statements, except as may be required by law.

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

Item–1A – Risk Factors

For a discussion of the Company’s potential risks or uncertainties, please see: (i) “Part I—Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

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

Saker Aviation Services, Inc.

Date: May 15, 2025	By:	/s/ William B. Wachtel
William B. Wachtel
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer