Form 10-Q
period 2025-06-30
Saker Aviation Services, Inc.
filed 2025-08-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2025

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

Yes ☒         No ☐

As of August 14, 2025, the registrant had 997,182 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

Form 10-Q

June 30, 2025

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025 (unaudited)	December 31, 2024 (audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,073,343	$5,298,722
Investments	3,628,346	3,553,000
Accounts receivable	0	316,027
Inventories	0	6,647
Prepaid expenses	640,652	1,607,476
Total current assets	9,342,341	10,781,872

PROPERTY AND EQUIPMENT, net of accumulated depreciation	0	102,073

TOTAL ASSETS	$9,342,341	$10,883,945

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$131,111	$227,050
Customer deposits	0	263,032
Deferred liability – current	200,000	0
Accrued expenses	31,410	718,067
Total current liabilities	362,521	1,208,149

LONG-TERM LIABILITIES
Deferred liability – less current portion	30,769	0
Total long-term liabilities	30,769	0

TOTAL LIABILITIES	393,290	1,208,149

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 997,182 and 995,939 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	29,916	29,878
Additional paid-in capital	20,058,365	20,004,209
Accumulated deficit	(11,139,230)	(10,358,291)
TOTAL STOCKHOLDERS’ EQUITY	8,949,051	9,675,796
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,342,341	$10,883,945

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

REVENUE	$0	$2,623,118	$1,260,756	$3,961,485

COST OF REVENUE	0	1,231,384	749,396	1,937,556

GROSS PROFIT	0	1,391,734	511,360	2,023,929

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	368,900	496,020	1,376,364	927,153

OPERATING (LOSS) INCOME	(368,900)	895,714	(865,004)	1,096,776

OTHER (EXPENSE) INCOME
LITIGATION EXPENSE	0	(1,054,200)	0	(1,054,200)
WRITE-OFF OF RELINQUISHED ASSETS, NET OF DEPRECIATION	0	0	(104,339)	0
GAIN ON SALE OF INVESTMENTS	20,900	15,222	27,907	15,222
INTEREST INCOME	81,826	92,957	160,497	184,185
TOTAL OTHER INCOME (EXPENSE)	102,726	(946,021)	84,065	(854,793)

(LOSS) INCOME BEFORE INCOME TAX	(266,174)	(50,307)	(780,939)	241,983

INCOME TAX EXPENSE	0	19,000	0	86,000

NET (LOSS) INCOME	(266,174)	(31,307)	(780,939)	155,983

Basic Net (Loss) Income Per Common Share	$(0.27)	$(0.03)	$(0.78)	$0.16

Diluted Net (Loss) Income Per Common Share	$(0.26)	$(0.03)	$(0.77)	$0.15

Weighted Average Number of Common Shares – Basic	996,772	989,633	996,358	987,761

Weighted Average Number of Common Shares - Diluted	1,012,476	1,024,757	1,012,062	1,019,413

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2024	985,888	$29,577	$19,902,505	$(11,613,115)	$8,318,967

Amortization of stock-based compensation			25,420		25,420

Net income				187,290	187,290

BALANCE – March 31, 2024	985,888	$29,577	$19,927,925	$(11,425,825)	$8,531,677

Amortization of stock-based compensation			25,331		25,331

Exercise of stock options	4,106	123	(123)		0

Net loss				(31,307)	(31,307)

BALANCE – June 30, 2024	989,994	$29,700	$19,953,133	$(11,457,132)	$8,525,701

BALANCE – January 1, 2025	995,939	$29,878	$20,004,209	$(10,358,291)	$9,675,796

Amortization of stock-based compensation			27,097		27,097

Net loss				(514,765)	(514,765)

BALANCE – March 31, 2025	995,939	$29,878	$20,031,306	$(10,873,056)	$9,188,128

Exercise of stock options	1,243	38	(38)		0

Amortization of stock-based compensation			27,097		27,097

Net loss				(266,174)	(266,174)

BALANCE – June 30, 2025	997,182	$29,916	$20,058,365	$(11,139,230)	$8,949,051

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(780,939)	$155,983
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,879	7,758
Stock based compensation	54,194	50,751
Write-off of relinquished assets, net of depreciation	104,339	0
Realized gain on investments	(27,907)	(15,222)
Changes in operating assets and liabilities:
Accounts receivable	316,027	40,626
Inventories	6,647	(7,597)
Prepaid expenses	966,824	(8,726)
Deferred liabilities	230,769	0
Customer deposits	(263,032)	4,853
Accounts payable	(95,939)	912,569
Accrued expenses	(686,657)	(1,131,395)
TOTAL ADJUSTMENTS	609,144	(146,383)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(171,795)	9,600

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,710,439)	(1,485,675)
Proceeds from sale of investments	1,663,000	581,000
Purchase of property and equipment	(6,145)	(2,171)
NET CASH USED IN INVESTING ACTIVITIES	(53,584)	(906,846)

NET CHANGE IN CASH	(225,379)	(897,246)

CASH – Beginning	5,298,722	6,931,709
CASH – Ending	$5,073,343	$6,034,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the periods for income taxes	$196,143	$1,430,313

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

The condensed consolidated balance sheet as of June 30, 2025 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2025 and 2024 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2025 and its results of operations, stockholders’ equity, and cash flows for the six months ended June 30, 2025 not misleading. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity and Material Agreements

As of June 30, 2025, we had cash and cash equivalents of $5,073,343 and a working capital surplus of $8,979,820. For the six months ended June 30, 2025, we generated revenue from operations of $1,260,756 and had a net loss of $(780,939). For the six months ended June 30, 2025, cash flows included net cash used in operating activities of $171,795, which included net loss of $(780,939), and cash used in investing activities of $53,584.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at June 30, 2025 or 2024.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

On February 10, 2025, the Company entered into a Covenant Not To Compete agreement (the “Covenant Agreement”) with Brian Tolbert, the manager of the Downtown Manhattan Heliport (the “Receiving Party”). The Covenant Agreement provides for payments beginning in April 2025 totaling $276,923 over the next 18 months, provided the Receiving Party does not disclose any confidential information to, or accept employment with, the new operator of the Heliport or any of its subsidiaries. The Company has recorded the liability and expense in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operation.

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

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement had a term of one year. The Company was required under the Use Agreement to remit a monthly administrative fee to NYCEDC in the amount of $5,000.

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport. The Interim Agreement became effective on December 12, 2023 and provided for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”). The Company was required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods. On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Agreement through December 12, 2024. On October 18, 2024, the Company received notice from DSBS of its exercise of the second of the two six-month renewal options extending the term of the Interim Concession Agreement through June 12, 2025. During the six months ended June 30, 2025 and 2024, we incurred approximately $412,000 and $1,211,000 in fees under the Interim Agreement, respectively.

On November 13, 2023, the DBS and NYCEDC released the new Request for Proposals (“RFP”). The Company submitted a timely proposal in compliance with the terms of the RFP.

The Company was notified by the NYCEDC on November 20, 2024 that it intended to award the concession agreement for the operation of the Downtown Manhattan Heliport to another company. On March 4, 2025, the Company was notified that NYCEDC would be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination, the Company vacated and ceased use of the Heliport on that date. As part of the Interim Agreement, the Company was required to leave certain assets at the heliport. The Company wrote off the remaining assets at the heliport, net of depreciation, in the first quarter of 2025. The Company had no operations during the quarter ended June 30, 2025.

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

Net (Loss) Income Per Common Share

Net (loss) income was $(780,939) and $155,983 for the six months ended June 30, 2025 and 2024, respectively. Basic net (loss) income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average common shares outstanding, basic	996,772	989,633	996,358	987,761
Common shares upon exercise of options and warrants	15,704	35,124	15,704	31,652
Weighted average common shares outstanding, diluted	1,012,476	1,024,757	1,012,062	1,019,413

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2025 and 2024, the Company incurred stock-based compensation of $54,194 and $50,751, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2025, the unamortized fair value of the options totaled $54,194 and the weighted average remaining amortization period of the options ranging from one to five years.

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

NOTE 4 – Investments

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

The fair value measurements and levels within the fair value hierarchy of these measurements for the assets reported at fair value on a recurring basis at June 30, 2025 and December 31, 2024 are U.S. Treasury Notes and Bills in the amount of $3,628,346 and $3,553,000, respectively, within level 2. There have been no changes in valuation approaches or techniques and related inputs.

The Company’s policy is to recognize transfers of investments into or out of Level 3 as of the date of the event or change in circumstances that caused the transfer. For the six months ended June 30, 2025 and twelve months ended December 31,2024, there were no transfers of investments into or out of Level 3. There are no assets requiring the use of Level 3 inputs for the six months ended June 30, 2025 and twelve months ended December 31.2024.

NOTE 5 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the six months ended June 30, 2025 and 2024, the Company was billed approximately $2,500 and $137,000, respectively, for legal services by Wachtel & Missry, LLP.

The Company was party to a management agreement with Empire Aviation, an entity owned by the children and grandchild of the Company’s former Chief Executive Officer and former member of our Company’s Board of Directors.

NOTE 6 – Subsequent Events

The Company has made an assessment of its operations and determined that there were no material subsequent events, requiring adjustment to, or disclosure in, our condensed consolidated financial statements for the six months ended June 30, 2025.

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

The terms “we”, “us”, and “our” are used below to refer collectively to the Company and its subsidiary through which our businesses was conducted.

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

Our business activities were carried out by FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), a wholly-owned subsidiary, as the operator of the Downtown Manhattan Heliport via a concession agreement (the “Concession Agreement”) with the City of New York. On March 4, 2025, the Company was notified by NYCEDC that NYCEDC would be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination, the Company vacated and ceased use of the Heliport on March 29, 2025. We are currently reviewing alternative business activities as a source of revenue.

REVENUE AND OPERATING RESULTS

Comparison of Operations for the Three and Six Months Ended June 30, 2025 and June 30, 2024.

Operations for the three and six months ended June 30, 2025 were negatively impacted by the termination of our Concession Agreement to operate the Downtown Manhattan Heliport effective March 29, 2025.

REVENUE

Revenue from operations for the three months ended June 30, 2025 was $0 as compared with corresponding prior-year period revenue of $2,623,118. For the three months ended June 30, 2025, revenue from operations associated with the sale of jet fuel and related items was $0 as compared to approximately $601,000 in the three months ended June 30, 2024. For the three months ended June 30, 2025, revenue from operations associated with services and supply items was $0 as compared to approximately $1,773,000 in the three months ended June 30, 2024. For the three month periods ended June 30, 2025 and 2024, all other revenue from operations was $0 and approximately $249,000, respectively. Operations for the three months ended June 30, 2025 was negatively impacted due to the termination of our Concession Agreement to operate the Downtown Manhattan Heliport effective March 29, 2025.

Total revenue from operations for the six months ended June 30, 2025 was $1,260,756 as compared with corresponding prior-year period revenue of $3,961,485. For the six months ended June 30, 2025, revenue associated with the sale of jet fuel and related items was approximately $297,000 as compared to approximately $917,000 in the six months ended June 30, 2024.

For the six months ended June 30, 2025, revenue associated with services and supply items was approximately $937,000 as compared to approximately $2,767,000 in the six months ended June 30, 2024. For the six months ended June 30, 2025, all other revenue was approximately $27,000 as compared to approximately $278,000 in the six months ended June 30, 2024. Operations for the six months ended June 30, 2025 was negatively impacted due to the termination of our Concession Agreement to operate the Downtown Manhattan Heliport effective March 29, 2025.

COST OF REVENUE

Total cost of revenue was $0 in the three months ended June 30, 2025 as compared to $1,231,384 in the three months ended June 30, 2024. Total cost of revenue was $749,396 in the six months ended June 30, 2025 as compared to $1,937,556 in the six months ended June 30, 2024. Cost of revenue on a year over year basis was substantially lower due to the termination of our Concession Agreement to operate the Downtown Manhattan Heliport effective March 29, 2025.

GROSS PROFIT

Total gross profit was $0 in the three months ended June 30, 2025 as compared with $1,391,734 in the three months ended June 30, 2024. Total gross profit was $511,360 in the six months ended June 30, 2025 as compared to $2,023,929 in the six months ended June 30, 2024. Gross Profit was substantially lower on a year over year basis due to the termination of our Concession Agreement to operate the Downtown Manhattan Heliport effective March 29, 2025.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were $368,900 in the three months ended June 30, 2025, representing a decrease of $127,120 or 25.6 percent, as compared to the same period in 2024. Total SG&A from operations were $1,376,364 for the six months ended June 30, 2025 representing an increase of $449,211 or 48.5% compared to the same period in 2024.

SG&A associated with our operations were approximately $251,000 in the three months ended June 30, 2025, representing a decrease of approximately $106,000, or 29.78 percent, as compared to the three months ended June 30, 2024. SG&A for the three month period ended June 30, 2025 was lower due to the termination of our Concession Agreement to operate the Downtown Manhattan Heliport effective March 29, 2025.

SG&A from operations in the six months ended June 30, 2025 were approximately $1,104,000, representing an increase of approximately $436,000 or 65.3 percent, as compared to the same period in 2024. The increase in SG&A on a year-over-year basis is primarily attributable to a one-time charge to record deferred compensation expense relating to a Covenant to Compete Agreement as well as increased professional fees relating to the Company’s ongoing challenge, and pending litigation, of the NYCEDC selection of the heliport’s new operator.

Corporate SG&A from operations was approximately $118,000 for the three months ended June 30, 2025, representing a decrease of approximately $21,000 as compared with the corresponding prior year period. Corporate SG&A was approximately $273,000 for the six months ended June 30, 2025, representing an increase of approximately $13,000 as compared with the corresponding prior year period. Corporate SG&A remained substantially the same on a year over year basis due to the continuing costs associated with a public company.

OPERATING (LOSS) INCOME

Operating loss from operations for the three months ended June 30, 2025 was ($368,900) as compared to operating income of $895,714 in the three months ended June 30, 2024. Operating loss from operations for the six months ended June 30, 2025 was ($865,004) as compared to operating income of $1,096,776 in the six months ended June 30, 2024. The change on a year-over-year basis is attributable to the items discussed above.

Depreciation

Depreciation for the six months ended June 30, 2025 and 2024 was $3,879 and $7,758, respectively.

Interest Income

Interest income for the six months ended June 30, 2025 and 2024 was $160,497 and $184,185, respectively. The decrease is primarily attributable to lower interest rates in 2025 compared to 2024.

Income Tax

Income tax expense for the six months ended June 30, 2025 and 2024 was $0 and $86,000, respectively.

Net (Loss) Income Per Share

Net loss was $(266,174) and $(31,307) for the three months ended June 30, 2025 and 2024, respectively. Net (loss) income was $(780,939) and $155,983 for the six months ended June 30, 2025 and 2024, respectively. The change on a year-over-year basis was attributable to the items discussed above.

Basic net loss per share for the three months ended June 30, 2025 and 2024 was $(0.27) and $(0.03), respectively. Diluted net loss per share for the three months ended June 30, 2025 and 2024 was $(0.26) and $(0.03), respectively. Basic net (loss) income per share for the six months ended June 30, 2025 and 2024 was $(0.78) and $0.16, respectively. Diluted net (loss) income per share for the six months ended June 30, 2025 and 2024 was $(0.77) and $0.15, respectively. The change on a year-over-year basis was attributable to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, we had cash and cash equivalents of $5,073,343 and a working capital surplus of $8,979,820. For the six months ended June 30, 2025, we generated revenue from operations of $1,260,756 and had a net loss of $(780,939). For the six months ended June 30, 2025, cash flows included net cash used in operating activities of $171,795, which included net loss of $(780,939), and cash used in investing activities of $53,584.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at June 30, 2025 or 2024.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

On February 10, 2025, the Company entered into a Covenant Not To Compete agreement (the “Covenant Agreement”) with Brian Tolbert, the manager of the Downtown Manhattan Heliport (the “Receiving Party”). The Covenant Agreement provides for payments beginning in April 2025 totaling $276,923 over the next 18 months, provided the Receiving Party does not disclose any confidential information to, or accept employment with, the new operator of the Heliport or any of its subsidiaries. The Company has recorded the liability and expense in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operation.

Cash from Operating Activities

For the six months ended June 30, 2025, net cash used in operating activities was $171,795. This amount included an increase in operating cash related to net loss of $(780,939) and additions for the following items: (i) depreciation and amortization, $3,879; (ii) stock-based compensation, $54,194; (iii) write-off of relinquished assets, net of depreciation, $104,339; (iv) accounts receivable, trade, $316,027; (v) inventory, $6,647; (vi) prepaid expenses, $966,824; and (vii) deferred liabilities, $230,769. These increases in operating activities were offset by decreases for the following items: (i) customer deposits, $263,032; (ii) accounts payable, $95,939; (iii) accrued expenses, $686,657; and (iv) realized gain on investments, $27,907.

For the six months ended June 30, 2024, net cash provided by operating activities was $9,600. This amount included an increase in operating cash related to net profit of $155,983 and additions for the following items: (i) depreciation and amortization, $7,758; (ii) stock-based compensation, $50,751; (iii) accounts receivable, trade, $40,626; (iv) customer deposits, $4,853; and (v) accounts payable, $912,569. These increases in operating activities were offset by (i) realized gain on sale of investments, $15,222; (ii) inventories, $7,597; (iii) prepaid expenses, $8,726; and (iii) accrued expenses, $1,131,395.

Cash from Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $(53,584). This amount included purchases of investments of $1,710,439 and the purchase of property and equipment of $6,145, offset by the sale of investments of $1,663,000. For the six months ended June 30, 2024, cash used in investing activities was $906,846. This amount included purchases of investments of $1,485,675 and the purchase of property and equipment of $2,171, offset by the sale of investments of $581,000.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "anticipates," "plans," "believes," "expects," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, including, but not limited to, those relating to:

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

Item–1 – Risk Factors

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

Saker Aviation Services, Inc.

Date: August 14, 2025	By:	/s/ William B. Wachtel
William B. Wachtel
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer