Form 10-Q
period 2025-09-30
Saker Aviation Services, Inc.
filed 2025-11-03
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2025

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

Yes ☒          No ☐

As of November 7, 2025, the registrant had 997,182 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

Form 10-Q

September 30, 2025

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025 (unaudited)	December 31, 2024 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,790,773	$5,298,722
Investments	3,669,746	3,553,000
Accounts receivable	0	316,027
Inventories	0	6,647
Prepaid expenses	626,089	1,607,476
Total current assets	9,086,608	10,781,872

PROPERTY AND EQUIPMENT, net of accumulated depreciation	0	102,073

TOTAL ASSETS	$9,086,608	$10,883,945

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$79,831	$227,050
Customer deposits	0	263,032
Deferred liability	184,613	0
Accrued expenses	9,946	718,067
Total current liabilities	274,390	1,208,149

TOTAL LIABILITIES	274,390	1,208,149

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 997,182 and 995,939 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	29,916	29,878
Additional paid-in capital	20,085,463	20,004,209
Accumulated deficit	(11,303,161)	(10,358,291)
TOTAL STOCKHOLDERS’ EQUITY	8,812,218	9,675,796
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,086,608	$10,883,945

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

REVENUE	$0	$2,505,488	$1,260,756	$6,466,973

COST OF REVENUE	0	1,245,862	749,396	3,183,418

GROSS PROFIT	0	1,259,626	511,360	3,283,555

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	264,319	456,132	1,640,683	1,383,285

OPERATING (LOSS) INCOME	(264,319)	803,494	(1,129,323)	1,900,270

OTHER (EXPENSE) INCOME
LITIGATION EXPENSE	0	0	0	(1,054,200)
WRITE-OFF OF RELINQUISHED ASSETS, NET OF DEPRECIATION	0	0	(104,339)	0
GAIN ON SALE OF INVESTMENTS	10,380	23,095	38,287	38,317
INTEREST INCOME	90,008	97,296	250,505	281,481
TOTAL OTHER INCOME (EXPENSE)	100,388	120,391	184,453	(734,402)

(LOSS) INCOME BEFORE INCOME TAX	(163,931)	923,885	(944,870)	1,165,868

INCOME TAX EXPENSE	0	343,000	0	429,000

NET (LOSS) INCOME	(163,931)	580,885	(944,870)	736,868

Basic Net (Loss) Income Per Common Share	$(0.16)	$0.59	$(0.95)	$0.75

Diluted Net (Loss) Income Per Common Share	$(0.16)	$0.57	$(0.93)	$0.73

Weighted Average Number of Common Shares – Basic	997,182	989,994	996,636	988,510

Weighted Average Number of Common Shares - Diluted	1,010,991	1,018,612	1,011,545	1,016,282

See accompanying notes to condensed consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE – January 1, 2024	985,888	$29,577	$19,902,505	$(11,613,115)	$8,318,967

Amortization of stock-based compensation			25,420		25,420

Net income				187,290	187,290

BALANCE – March 31, 2024	985,888	$29,577	$19,927,925	$(11,425,825)	$8,531,677

Amortization of stock-based compensation			25,331		25,331

Exercise of stock options	4,106	123	(123)		0

Net loss				(31,307)	(31,307)

BALANCE – June 30, 2024	989,994	$29,700	$19,953,133	$(11,457,132)	$8,525,701

Amortization of stock-based compensation			25,330		25,330

Net income				580,885	580,885

BALANCE – September 30, 2024	989,994	$29,700	$19,978,463	$(10,876,247)	$9,131,916

BALANCE – January 1, 2025	995,939	$29,878	$20,004,209	$(10,358,291)	$9,675,796

Amortization of stock-based compensation			27,097		27,097

Net loss				(514,765)	(514,765)

BALANCE – March 31, 2025	995,939	$29,878	$20,031,306	$(10,873,056)	$9,188,128

Exercise of stock options	1,243	38	(38)		0

Amortization of stock-based compensation			27,097		27,097

Net loss				(266,174)	(266,174)

BALANCE – June 30, 2025	997,182	$29,916	$20,058,365	$(11,139,230)	$8,949,051

Amortization of stock-based compensation			27,098		27,098

Net loss				(163,931)	(163,931)

BALANCE – September 30, 2025	997,182	$29,916	$20,085,463	$(11,303,161)	$8,812,218

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(944,870)	$736,868
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,879	11,636
Stock based compensation	81,292	76,081
Write-off of relinquished assets, net of depreciation	104,339	0
Realized gain on investments	(38,287)	(38,317)
Changes in operating assets and liabilities:
Accounts receivable	316,027	58,924
Inventories	6,647	(3,459)
Prepaid expenses	981,387	(264,564)
Deferred liabilities	184,613	0
Customer deposits	(263,032)	6,740
Accounts payable	(147,219)	(565,785)
Accrued expenses	(708,121)	(930,665)
TOTAL ADJUSTMENTS	521,525	(1,649,409)

NET CASH USED IN OPERATING ACTIVITIES	(423,345)	(912,541)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(2,703,459)	(2,761,571)
Proceeds from sale of investments	2,625,000	1,823,000
Purchase of property and equipment	(6,145)	(2,171)
NET CASH USED IN INVESTING ACTIVITIES	(84,604)	(940,742)

NET CHANGE IN CASH	(507,949)	(1,853,283)

CASH – Beginning	5,298,722	6,931,709
CASH – Ending	$4,790,773	$5,078,426
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for income taxes	$196,143	$2,125,719

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

The condensed consolidated balance sheet as of September 30, 2025 and the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2025 and 2024 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of September 30, 2025 and its results of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2025 not misleading. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity and Material Agreements

As of September 30, 2025, we had cash and cash equivalents of $4,790,773 and a working capital surplus of $8,812,218. For the nine months ended September 30, 2025, we generated revenue from operations of $1,260,756 and had a net loss of $(944,870). For the nine months ended September 30, 2025, cash flows included net cash used in operating activities of $423,345, which included net loss of $(944,870), and cash used in investing activities of $84,604.

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

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport. The Interim Agreement became effective on December 12, 2023 and provided for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”). The Company was required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods. On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Agreement through December 12, 2024. On October 18, 2024, the Company received notice from DSBS of its exercise of the second of the two six-month renewal options extending the term of the Interim Concession Agreement through June 12, 2025. During the nine months ended September 30, 2025 and 2024, we incurred approximately $412,000 and $1,969,000 in fees under the Interim Agreement, respectively.

On November 13, 2023, the DBS and NYCEDC released the new Request for Proposals (“RFP”). The Company submitted a timely proposal in compliance with the terms of the RFP.

The Company was notified by the NYCEDC on November 20, 2024 that it intended to award the concession agreement for the operation of the Downtown Manhattan Heliport to another company. On March 4, 2025, the Company was notified that NYCEDC would be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination, the Company vacated and ceased use of the Heliport on that date. As part of the Interim Agreement, the Company was required to leave certain assets at the heliport. The Company wrote off the remaining assets at the heliport, net of depreciation, in the first quarter of 2025. The Company had no operations during the second and third quarters of 2025.

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

Net (Loss) Income Per Common Share

Net (loss) income was $(944,870) and $736,868 for the nine months ended September 30, 2025 and 2024, respectively. Basic net (loss) income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average common shares outstanding, basic	997,182	989,994	996,636	988,510
Common shares upon exercise of options and warrants	13,809	28,618	14,909	27,772
Weighted average common shares outstanding, diluted	1,010,991	1,018,612	1,011,545	1,016,282

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the nine months ended September 30, 2025 and 2024, the Company incurred stock-based compensation of $81,292 and $76,081, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2025, the unamortized fair value of the options totaled $27,097 and the weighted average remaining amortization period of the options ranging from one to five years.

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

The fair value measurements and levels within the fair value hierarchy of these measurements for the assets reported at fair value on a recurring basis at September 30, 2025 and December 31, 2024 are U.S. Treasury Notes and Bills in the amount of $3,669,746 and $3,553,000, respectively, within level 2. There have been no changes in valuation approaches or techniques and related inputs.

The Company’s policy is to recognize transfers of investments into or out of Level 3 as of the date of the event or change in circumstances that caused the transfer. For the nine months ended September 30, 2025 and twelve months ended December 31,2024, there were no transfers of investments into or out of Level 3. There are no assets requiring the use of Level 3 inputs for the nine months ended September 30, 2025 and twelve months ended December 31, 2024.

NOTE 5 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the nine months ended September 30, 2025 and 2024, the Company was billed approximately $2,500 and $142,000, respectively, for legal services by Wachtel & Missry, LLP.

The Company was party to a management agreement with Empire Aviation, an entity owned by the children and grandchild of the Company’s former Chief Executive Officer and former member of our Company’s Board of Directors.

NOTE 6 – Subsequent Events

The Company has made an assessment of its operations and determined that there were no material subsequent events, requiring adjustment to, or disclosure in, our condensed consolidated financial statements for the nine months ended September 30, 2025.

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

Overview

Saker Aviation Services, Inc. is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCID Basic Market (“OTCID”) under the symbol “SKAS”. We were formed on January 17, 2003 as a proprietorship and were incorporated in Arizona on January 2, 2004. We became a public company as a result of a reverse merger transaction on August 20, 2004 with Shadows Bend Development, Inc., an inactive public Nevada corporation, and subsequently changed our name to FBO Air, Inc. On December 12, 2006, we changed our name to FirstFlight, Inc. On September 2, 2009, we changed our name to Saker Aviation Services, Inc.

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

REVENUE AND OPERATING RESULTS

Comparison of Operations for the Three and Nine Months Ended September 30, 2025 and September 30, 2024.

Operations for the three and nine months ended September 30, 2025 were negatively impacted by the termination of our Concession Agreement to operate the Downtown Manhattan Heliport effective March 29, 2025.

REVENUE

Revenue for the three months ended September 30, 2025 was $0. We had no operations in the three months ended September 30, 2025 due to the termination of our Concession Agreement to operate the Downtown Manhattan Heliport effective March 29, 2025.

Total revenue from operations for the nine months ended September 30, 2025 was $1,260,756 as compared with corresponding prior-year period revenue of $6,466,973. For the nine months ended September 30, 2025, revenue associated with the sale of jet fuel and related items was approximately $297,000 as compared to approximately $1,604,000 in the nine months ended September 30, 2024. For the nine months ended September 30, 2025, revenue associated with services and supply items was approximately $937,000 as compared to approximately $4,568,000 in the nine months ended September 30, 2024. For the nine months ended September 30, 2025, all other revenue was approximately $27,000 as compared to approximately $295,000 in the nine months ended September 30, 2024. Operations for the nine months ended September 30, 2025 was negatively impacted by the termination of our Concession Agreement to operate the Downtown Manhattan Heliport effective March 29, 2025.

COST OF REVENUE

Total cost of revenue was $0 in the three months ended September 30, 2025 as compared to $1,245,862 in the three months ended September 30, 2024. Total cost of revenue was $749,396 in the nine months ended September 30, 2025 as compared to $3,183,418 in the nine months ended September 30, 2024. Cost of revenue on a year over year basis was substantially lower due to the termination of our Concession Agreement to operate the Downtown Manhattan Heliport effective March 29, 2025.

GROSS PROFIT

Total gross profit was $0 in the three months ended September 30, 2025 as compared with $1,259,626 in the three months ended September 30, 2024. Total gross profit was $511,360 in the nine months ended September 30, 2025 as compared to $3,283,555 in the nine months ended September 30, 2024. Gross Profit was substantially lower on a year over year basis due to the termination of our Concession Agreement to operate the Downtown Manhattan Heliport effective March 29, 2025.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were $264,319 in the three months ended September 30, 2025, representing a decrease of $191,813 or 42.1percent, as compared to the same period in 2024. Total SG&A expenses from operations were $1,640,683 for the nine months ended September 30, 2025 representing an increase of $257,398 or 18.6 percent compared to the same period in 2024.

SG&A expenses associated with our operations were approximately $158,000 in the three months ended September 30, 2025, representing a decrease of approximately $170,000, or 51.9 percent, as compared to the three months ended September 30, 2024. SG&A expenses for the three month period ended September 30, 2025 were lower due to the termination of our Concession Agreement to operate the Downtown Manhattan Heliport effective March 29, 2025.

SG&A expenses from operations in the nine months ended September 30, 2025 were approximately $1,261,000, representing an increase of approximately $266,000 or 26.7 percent, as compared to the same period in 2024. The increase in SG&A on a year-over-year basis is primarily attributable to a one-time charge to record deferred compensation expense relating to a Covenant to Compete Agreement as well as increased professional fees relating to the Company’s ongoing challenge, and pending litigation, of the NYCEDC selection of the heliport’s new operator.

Corporate SG&A expenses from operations were approximately $107,000 for the three months ended September 30, 2025, representing a decrease of approximately $22,000 as compared with the corresponding prior year period. Corporate SG&A expenses were approximately $379,000 for the nine months ended September 30, 2025, representing an increase of approximately $8,000 as compared with the corresponding prior year period. Corporate SG&A expenses remained substantially the same on a year-over-year basis due to the continuing costs associated with a public company.

OPERATING (LOSS) INCOME

Operating loss from operations for the three months ended September 30, 2025 was $(264,319) as compared to operating income of $803,494 in the three months ended September 30, 2024. Operating loss from operations for the nine months ended September 30, 2025 was $(1,129,323) as compared to operating income of $1,900,270 in the nine months ended September 30, 2024. The change on a year-over-year basis is attributable to the items discussed above.

Depreciation

Depreciation for the nine months ended September 30, 2025 and 2024 was $3,879 and $11,636, respectively.

Interest Income

Interest income for the nine months ended September 30, 2025 and 2024 was $250,505 and $281,481, respectively. The decrease is primarily attributable to lower interest rates in 2025 compared to 2024.

Income Tax

Income tax expense for the nine months ended September 30, 2025 and 2024 was $0 and $429,000, respectively.

Net (Loss) Income Per Share

Net (loss) income was $(163,931) and $580,885 for the three months ended September 30, 2025 and 2024, respectively. Net (loss) income was $(944,870) and $736,868 for the nine months ended September 30, 2025 and 2024, respectively. The change on a year-over-year basis was attributable to the items discussed above.

Basic net (loss) income per share for the three months ended September 30, 2025 and 2024 was $(0.16) and $0.59, respectively. Diluted net (loss) income per share for the three months ended September 30, 2025 and 2024 was $(0.16) and $0.57, respectively. Basic net (loss) income per share for the nine months ended September 30, 2025 and 2024 was $(0.95) and $0.75, respectively. Diluted net (loss) income per share for the nine months ended September 30, 2025 and 2024 was $(0.93) and $0.73, respectively. The change on a year-over-year basis was attributable to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, we had cash and cash equivalents of $4,790,773 and a working capital surplus of $8,812,218. For the nine months ended September 30, 2025, we generated revenue from operations of $1,260,756 and had a net loss of $(944,870). For the nine months ended September 30, 2025, cash flows included net cash used in operating activities of $423,345, which included net loss of $(944,870), and cash used in investing activities of $84,604.

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

Cash from Operating Activities

For the nine months ended September 30, 2025, net cash used in operating activities was $423,345. This amount included an increase in operating cash related to net loss of $(944,870) and additions for the following items: (i) depreciation and amortization, $3,879; (ii) stock-based compensation, $81,292; (iii) write-off of relinquished assets, net of depreciation, $104,339; (iv) accounts receivable, trade, $316,027; (v) inventory, $6,647; (vi) prepaid expenses, $981,387; and (vii) deferred liabilities, $184,613. These increases in operating activities were offset by decreases for the following items: (i) customer deposits, $263,032; (ii) accounts payable, $147,219; (iii) accrued expenses, $708,121; and (iv) realized gain on investments, $38,287.

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

Cash from Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $84,604. This amount included purchases of investments of $2,703,459 and the purchase of property and equipment of $6,145, offset by the sale of investments of $2,625,000. For the nine months ended September 30, 2024, cash used in investing activities was $940,742. This amount included purchases of investments of $2,761,571, proceeds from sale of investments of $1,823,000, and the purchase of property and equipment of $2,171.

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

Saker Aviation Services, Inc.

Date: November 7, 2025	By:	/s/ William B. Wachtel
William B. Wachtel
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer