Form 10-Q/A
period 2025-09-30
Saker Aviation Services, Inc.
filed 2025-11-07
CIK 1128281

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

EXPLANATORY NOTE

The Registrant has prepared this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the nine months ended September 30, 2025, originally filed on November 3, 2025 with signature dates that reflect November 7, 2025.

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