Form 10-K
period 2025-12-31
Saker Aviation Services, Inc.
filed 2026-03-31
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______________ to ________________

Commission File Number: 000-52593

SAKER AVIATION SERVICES, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0617649
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

885 Second Avenue New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

Yes ☐         No ☒

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the close of such business day was $5,665,892.

As of March 31, 2026, the Registrant had 1,010,514 shares of its Common Stock, par value $0.03 per share, issued and outstanding.

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

As discussed throughout this document, we previously were the operator of the Downtown Manhattan (New York) Heliport until March 29, 2025. Our business activities at the Downtown Manhattan (New York) Heliport facility (the “Downtown Manhattan Heliport”) commenced in November 2008 when we were awarded the Concession Agreement by the City of New York to operate the Downtown Manhattan Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services. As described in greater detail below, we no longer operate the Downtown Manhattan Heliport.

Beginning in December 2025, we commenced providing strategic financial advisory services to clients.

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

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement had a term of one year. Pursuant to the terms of the Use Agreement, the Company had been granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement could be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company was required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. The Company paid $10,000 in administrative fees in 2024 and $0 in 2025.

On July 13, 2023, the DSBS was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport. The Interim Agreement became effective upon registration with the Comptroller of the City of New York and commenced on December 12, 2023. The Interim Agreement provided for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”). The Company was required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods. In addition to terminations for an event of default, the Interim Agreement could be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the twelve months ended December 31, 2025 and 2024, we incurred approximately $412,000 and $2,756,000 in concession fees, respectively, which are recorded in the cost of revenue.

On November 13, 2023, the DSBS and NYCEDC released the new RFP. The initial due date for submissions was January 12, 2024, with the due date being subsequently extended to February 12, 2024.

The Company was notified by the NYCEDC on November 20, 2024 that they intend to award the concession agreement for the operation of the Downtown Manhattan Heliport to another company. Under the Company’s current agreement with the NYCEDC, the Interim Agreement, the Company had the exclusive right to operate as the fixed base operator for the heliport until June 12, 2025. On March 4, 2025, the Company was notified by NYCEDC that NYCEDC was terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination the Company vacated and ceased use of the heliport on March 29, 2025.

On March 31, 2025, the Company filed a petition with the Supreme Court of the State of New York County of New York requesting among other things, an order directing the City of New York to produce non-privileged documentation related to its decision to award the Concession Agreement to Skyport, which the Company has already requested, and a judgement annulling the award of the Concession Agreement to Skyport and directing the city to award the Concession Agreement to another company. The petition alleges a number of misrepresentations made by Skyport to the city which the Company believes helped Skyport secure the Concession Agreement. Please see Note 9. Litigation for additional information.

Marketing and Sales

The main goal of our marketing and sales efforts has historically been to increase traffic at the Downtown Manhattan Heliport, which we believed would then drive revenue through the incremental sale of our products and services. We have commenced providing financial advisory services to clients and are evaluating how best to market these services.

Government Approvals

Historically, the aviation services that we provide are performed on government owned real estate properties. Accordingly, at times we have needed to obtain certain consents or approvals from governmental entities in conjunction with our operations. We do not need to obtain any consents or approvals from government entities.

Government Regulation

We previously were subject to a variety of governmental laws and regulations that apply to companies in the aviation industry. These include, among other matters, compliance with the Federal Aviation Administration (“FAA”) rules and regulations, and local, regional and national rules and regulations as they relate to environmental matters. The FAA, from time to time, issues directives and other regulations relating to the management, maintenance and operation of facilities. Additionally, we have been subject to government procurement regulations as they relate to obtaining new agreements or renewing or extending existing agreements with governmental entities. Compliance with those requirements caused us to incur significant expenditures.

Customers

At December 31, 2025, the Company provided financial advisory services to one customer. For the fiscal year ending December 31, 2024, the Company’s four customers represented approximately $293,000, or 93% of the balance of accounts receivable. In addition, these four customers represented approximately 87.3% of our revenue in 2024.

Competition

During the year ended December 31, 2024, our New York location was the only heliport authorized by New York to perform sightseeing tours. Therefore, we faced no direct competition in servicing this line of business. There were two other New York heliports who offer fuel and corporate charter services that we faced direct competition in providing these services. The Company faces competition from many professional service firms that provide financial advisory services.

Costs and Effects of Complying With Environmental Laws

We were subject to a variety of federal, state and local environmental laws and regulations, including those that govern health and safety requirements, the discharge of pollutants into the air or water, the management and disposal of hazardous substances and wastes and the responsibility to investigate and clean up contaminated sites that are or were owned, leased, operated or used by us or our predecessors. Some of these laws and regulations required us to obtain permits, which contain terms and conditions that impose limitations on our ability to emit and discharge hazardous materials into the environment and may have been periodically subject to modification, renewal and revocation by issuing authorities. Fines and penalties may have been imposed for non-compliance with applicable environmental laws and regulations and the failure to have or to comply with the terms and conditions of required permits. We periodically reviewed our procedures and policies for compliance with environmental laws and requirements and believe that our operations were in material compliance with applicable environmental laws and requirements and that any potential non-compliance would not be expected to result in us incurring material liability or cost to achieve compliance.

Employees

As of December 31, 2025, we employed two persons on a full-time basis. None of these employees were an executive officer.

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

Risks related to our business and operations:

The operation of the Downtown Manhattan Heliport was our main source of revenue. While we are now providing financial advisory services, if we are unable to find additional financial advisory customers or alternative revenue streams we may cease operating.

On March 4, 2025, the Company was notified by NYCEDC that NYCEDC will be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination the Company vacated and ceased use of the Heliport on March 29, 2025. While we have commenced providing financial advisory services, if we are unsuccessful in growing our financial advisory business or identifying and obtaining alternative revenue streams other than our financial advisory business, we may cease operations.

Any additional losses of key employees and our sole executive officer and director may prevent us from winding up the business in an orderly way.

Our growth and future success depends on our ability to retain our employees and our sole executive officer and director we currently have and to hire additional members of management and directors.

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

Our internal control over financial reporting has inherent limitations, and even effective controls may not prevent or detect all errors or instances of fraud.

We maintain a system of internal control over financial reporting designed to provide reasonable assurance regarding the accuracy and reliability of our financial statements.  However, internal controls have inherent limitations, including the possibility of human error, judgment lapses, and resource constraints. Additionally, controls may be circumvented through collusion or by individuals acting outside established procedures. As a result, we cannot guarantee that our internal controls will prevent or detect all misstatements, whether due to error or fraud.

If our internal control over financial reporting fails to operate effectively, we could experience errors in our financial statements, delays in financial reporting, or the need to restate previously issued financial information. Any such outcomes could harm our reputation, result in regulatory scrutiny, or negatively affect investor confidence in our company.

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

As of December 31, 2025, our executive officer, director and their family members and associates, collectively, are entitled to vote 299,412 shares, or 29.6% of the 1,010,514 shares of our outstanding shares of common stock. Accordingly, and because there is no cumulative voting for directors, our executive officer and director is currently in a position to influence the election of all of our Board of Directors. The management of our company is controlled by our Board of Directors, which is currently comprised of one director and executive officer.

General risk factors:

Potential additional financings, the granting of additional stock options and any anti-dilution provisions in potential future derivative securities could further dilute our existing stockholders.

As of December 31, 2025, there were 1,010,514 shares of our common stock outstanding. If all of our outstanding and currently exercisable options were exercised, there would be 1,050,510 shares outstanding, an increase of approximately 4.0%. Any further issuances due to additional equity financings, or the granting of additional options could further dilute our existing stockholders, which could cause the value of our common stock to decline.

Our Board of Director’s right to issue shares of preferred stock could adversely impact the rights of holders of our common stock.

Our Board of Director currently has the right to authorize the issuance of up to 333,306 shares of one or more series of our preferred stock with such voting, dividend and other rights as our director determines. Such action can be taken by our Board of Director without the approval of our shareholders. Accordingly, the holders of any new series of preferred stock could be granted voting rights that reduce the voting power of the holders of our common stock. For example, the preferred holders could be granted the right to vote on a merger as a separate class even if the merger would not have an adverse effect on their rights. This right, if granted, would give such preferred holders a veto with respect to any merger proposal. Alternatively, such preferred holders could be granted a large number of votes per share while voting as a single class with the holders of our common stock, thereby diluting the voting power of the holders of our common stock. In addition, the holders of any new series of preferred stock could be given the option to redeem their shares for cash in the event of a merger. This would make acquiring us less attractive to a potential buyer. Thus, our Board of Director could authorize the issuance of shares of the new series of preferred stock in order to defeat a proposal for the acquisition of our company that a majority of the holders of our common stock otherwise favor.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. CYBERSECURITY

Given our limited staff and limited operations, we do not currently have a cybersecurity risk management program in place to safeguard the confidentiality, integrity, and availability of our essential systems and data, beyond the utilization of antivirus and antimalware programs on our systems.

Currently, the security of our information is managed by William B. Wachtel, our President and Chief Executive Officer, and sole director. While Mr. Wachtel believes he can maintain adequate internal security measures at this stage, there is no guarantee that this will prevent potential breaches, disruptions to our operations, or other related issues.

We have not been the victim of a cyber incident in the past but may be the subject of cyber incidents in the future.

ITEM 2.	PROPERTIES

As of March 31, 2026, the Company has no leased offices.

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

On July 8, 2024, the Company was notified of the arbitrator's decision. The arbitrator found in favor of Empire in the amount of $1.4 million (the “Judgement Amount”), such amount representing approximately $1,036,000 in unpaid Management Fees due under the Management Agreement plus accrued interest of approximately $363,000. The Judgement Amount was immediately payable and accrued per diem interest of $511.08 for each day until it was paid in full. On July 10, 2024, the Company paid Empire the Judgement Amount including per diem interest through the date of payment. The Company recorded Litigation Expense of $1,054,200 at June 30, 2024, representing the difference between the Judgement Amount and the expense accrued by the company in 2023. The Company did not appeal the arbitrator’s decision.

On November 20, 2024 the Company was notified by the NYCEDC that NYCEDC intended to award the Concession Agreement for the operation of the Downtown Manhattan Heliport to another company (“Skyport”). On March 31, 2025, the Company filed a petition with the Supreme Court of the State of New York County of New York requesting among other things, an order directing the City of New York to produce non-privileged documentation related to its decision to award the Concession Agreement to Skyport, which the Company has already requested, and a judgement annulling the award of the Concession Agreement to Skyport and directing the city to award the Concession Agreement to another company. The petition alleges a number of misrepresentations made by Skyport to the city which the Company believes helped Skyport secure the Concession Agreement. As of March 31, 2026, this litigation is still ongoing. The Company can make no assurance that we will be successful in the annulment of the Concession Agreement to Skyport.

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

	Common Stock
Quarterly Period Ended	High	Low

March 31, 2024	$9.05	$7.80

June 30, 2024	$12.41	$8.49

September 30, 2024	$11.50	$8.15

December 31, 2024	$11.89	$7.28

March 31, 2025	$8.50	$7.25

June 30, 2025	$8.58	$7.00

September 30, 2025	$8.12	$6.00

December 31, 2025	$7.00	$6.25

Holders

As of December 31, 2025, there were approximately 440 holders of record of our common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various broker-dealers, clearing agencies, banks and other fiduciaries.

Dividends

The Company had previously paid cash dividends on our common stock. Any future determination to pay dividends on our common stock will be at the discretion of our Board of Director and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Director deems relevant.

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

Overview

Saker Aviation Services, Inc. is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. We previously served as the operator of a heliport and currently provide financial advisory services.

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

Our business activities at the Downtown Manhattan Heliport commenced in November 2008 when we were awarded the Concession Agreement by the City of New York to operate the Heliport, which we assigned to our subsidiary, FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”). On March 4, 2025, the Company was notified by NYCEDC that NYCEDC was terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination the Company vacated and ceased use of the Heliport on March 29, 2025.

Our long-term strategy is to utilize the Company’s strong cash position and working capital to maximize shareholder value. The Company began providing financial advisory services and is currently seeking to grow the business while assessing various strategic alternatives for the Company.

Summary Financial Information

The summary financial data set forth below is derived from and should be read in conjunction with the consolidated financial statements, including the notes thereto, filed as part of this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:	Year Ended December 31, 2025	Year Ended December 31, 2024
(in thousands, except for share and per share data)
Revenue	$1,266	$9,169
Operating (loss) income	$(1,372)	$2,633
Total other income (expense)	$283	$(646)
(Loss) income, before income taxes	$(1,090)	$1,987
Income tax expense	$0	$(732)
Net (loss) income	$(1,090)	$1,255

Net (loss) income per share – basic	$(1.09)	$1.27

Net (loss) income per share – diluted	$(1.09)	$1.24

Weighted average number of shares – basic	997,869	989,473

Weighted average number of shares – diluted	997,869	1,013,735

Balance Sheet Data: (in thousands)	December 31, 2025	December 31, 2024
Working capital surplus	$8,727	$9,574
Total assets	$9,055	$10,884
Total liabilities	$328	$1,208
Stockholders’ equity	$8,727	$9,676
Total liabilities and Stockholders’ equity	$9,055	$10,884

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of Results for the Years Ended December 31, 2025 and December 31, 2024.

Operations for the twelve months ended December 31, 2025 were negatively impacted by the termination of our Concession Agreement to operate the Downtown Manhattan Heliport effective March 29, 2025.

REVENUE AND RESULTS OF OPERATIONS

Comparison of Operations from the Twelve Months Ended December 31, 2025 and December 31, 2024.

REVENUE

Revenue from operations decreased by 86.2 percent to $1,265,756 for the twelve months ended December 31, 2025, as compared with corresponding prior-year period revenue of $9,169,459.

For the twelve months ended December 31, 2025, revenue from operations associated with services and supply items decreased by 85.6 percent to approximately $937,000 as compared to approximately $6,505,000 in the twelve months ended December 31, 2024.

For the twelve months ended December 31, 2025, revenue from operations associated with the sale of jet fuel and related items decreased by 87.2 percent to approximately $297,000 as compared to approximately $2,329,000 in the twelve months ended December 31, 2024.

For the twelve months ended December 31, 2025, all other revenue from operations decreased by 90.4 percent to approximately $32,000 as compared to approximately $335,000 in the twelve months ended December 31, 2024.

GROSS PROFIT

Total gross profit decreased by 89.0 percent to $516,360 in the twelve months ended December 31, 2025 as compared to $4,679,422 in the twelve months ended December 31, 2024. Gross margin was 40.8 percent for the twelve months ended December 31, 2025 as compared to 51.0 percent for the same period in 2024.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses (“SG&A”) were $1,888,851 in the twelve months ended December 31, 2025, a decrease of $157,532, or 7.7 percent, as compared to the same period in 2024.

SG&A associated with operations were approximately $1,340,000 in the twelve months ended December 31, 2025, a decrease of approximately $181,000, or 11.9 percent, as compared to the twelve months ended December 31, 2024. SG&A associated with operations as a percentage of revenue, was 105.9 percent for the twelve months ended December 31, 2025, as compared with 16.6 percent in the corresponding prior year period. The increase in SG&A as a percentage of revenue on a year-over-year basis is primarily attributable to approximately three months of revenue in 2025 compared to a full year in 2024, as well as a one-time charge to record deferred compensation expense relating to a Covenant to Compete Agreement and increased professional fees relating to the Company’s ongoing challenge of the NYCEDC selection of the heliport’s new operator.

Corporate SG&A was approximately $548,000 for the twelve months ended December 31, 2025, representing an increase of approximately $23,000, or 4.2 percent, as compared with the corresponding prior year period. Corporate SG&A expenses remained substantially the same on a year-over-year basis due to the continuing costs associated with a public company.

OPERATING (LOSS) INCOME

Operating loss for the year ended December 31, 2025 was $(1,372,491) as compared to operating income of $2,633,039 in the year ended December 31, 2024. The change on a year-over-year basis was driven by the factors described above.

OTHER INCOME (EXPENSE)

Total other income for the year ended December 31, 2025 was $282,501 as compared to other expense of ($646,015) in the year ended December 31, 2024. The change on a year-over-year basis was mostly due to one time litigation expense in 2024.

Depreciation and Amortization

Depreciation and amortization were approximately $4,000 and $16,000 for the twelve months ended December 31, 2025 and December 31, 2024, respectively. The decrease is attributable to the relinquishment of the company’s fixed assets in connection with the termination of our concession agreement to manage the Downtown Manhattan Heliport.

Interest Income

Interest income was $347,888 and $363,765 for the twelve months ended December 31, 2025 and 2024, respectively. The decrease is primarily attributable to lower interest rates in 2025 compared to 2024.

Income Tax

Income tax expense for the twelve months ended December 31, 2025 was $0 as compared to $732,200 in the same period in 2024.

Net (Loss) Income Per Share

Net loss for the twelve months ended December 31, 2025 was $(1,089,990) as compared to net income of $1,254,824 in the twelve months ended December 31, 2024.

Basic and diluted net loss per share for the twelve months ended December 31, 2025 was $(1.09) as compared to basic net income per share of $1.27 and diluted net income per share of $1.24 in 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and cash equivalents of $4,631,666 and a working capital surplus of $8,727,245. We generated revenue from operations of $1,265,756 and had net loss of $(1,089,990) for the year ended December 31, 2025. For the year ended December 31, 2025, cash flows included net cash used in operating activities of $604,147, which included net loss of $(1,089,990), cash used in investing activities of $103,102, and cash provided by financing activities of $40,193.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at December 31, 2025 or 2024.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

The Company was party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company was required to pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. The Company was party to a management agreement with Empire Aviation (“Empire”). The management agreement expired April 30, 2023. The Company’s internal management team and heliport employees took over all duties relating to the management of the heliport. Empire had notified the Company that it believed additional fees were due under the management agreement. Please see Note 9 - Litigation.

On April 28, 2023, the Company entered into a Temporary Use Authorization Agreement (the “Use Agreement”), effective as of May 1, 2023, with the City of New York acting by and through the New York City of Department of Small Business Services (“DSBS”). The Use Agreement had a term of one year. Pursuant to the terms of the Use Agreement, the Company was granted the exclusive right to operate as the fixed base operator for the Downtown Manhattan Heliport and collect all revenue derived from the Downtown Manhattan Heliport operations. In addition to terminations for an event of default, the Use Agreement could be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. The Company was required under the Use Agreement to remit a monthly administrative fee to the NYCEDC in the amount of $5,000. The Company paid $10,000 in administrative fees in 2024 and $0 in 2025.

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

On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Concession Agreement through December 12, 2024. On October 18, 2024, the Company received notice from DSBS of its exercise of the second of the two six-month renewal options extending the term of the Interim Concession Agreement through June 12, 2025. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the twelve months ended December 31, 2025 and 2024, we incurred approximately $412,000 and $2,756,000 in fees under the Interim Agreement, respectively.

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

On March 31, 2025, the Company filed a petition with the Supreme Court of the State of New York County of New York requesting among other things, an order directing the City of New York to produce non-privileged documentation related to its decision to award the Concession Agreement to Skyport, which the Company has already requested, and a judgement annulling the award of the Concession Agreement to Skyport and directing the city to award the Concession Agreement to another company. The petition alleges a number of misrepresentations made by Skyport to the city which the Company believes helped Skyport secure the Concession Agreement. Please see Note 9. Litigation for additional information.

During the twelve months ended December 31, 2025, we had a net decrease in cash of $667,056. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the year ended December 31, 2025, net cash used in operating activities was $604,147. This amount included a decrease in operating cash related to net loss of $1,089,990 and additions for the following items: (i) depreciation, $3,879; (ii) stock-based compensation, $101,246; (iii) write-off of relinquished assets, net of depreciation, $104,339; (iv) accounts receivable, $316,027; (v) inventories, $6,647; (vi) prepaid expenses, $872,525; and (vii) deferred liabilities, $130,769. The decrease in cash provided by operating activities in 2025 was offset by the following items: (i) realized gain on investments, $38,952; (ii) customer deposits, $263,032; (iii) accounts payable, $40,044; (iv) and accrued expenses, $707,561.

For the year ended December 31, 2024, net cash used in operating activities was $599,580. This amount included a decrease in operating cash related to net profit of $1,254,824 and additions for the following items: (i) depreciation, $15,515; (ii) stock-based compensation, $102,005; and (iii) customer deposits, $9,586. The increase in cash provided by operating activities in 2024 was offset by the following items: (i) realized gain on investments, $44,420; (ii) accounts receivable, $21,506; (iii) inventories $5,505; (iv) prepaid expenses, $816,971; (v) accounts payable, $478,083; and (vi) accrued expenses, $615,025.

Cash from Investing Activities

For the year ended December 31, 2025, net cash of $103,102 was used in investing activities for the purchase of investments of $3,680,957 and the purchase of property and equipment of $6,145. These amounts were offset by proceeds from the sale of investments of $3,584,000.

For the year ended December 31, 2024, net cash of $1,033,407 was used in investing activities for the purchase of investments of $3,992,259 and the purchase of property and equipment of $68,148. These amounts were offset by proceeds from the sale of investments of $3,027,000.

Cash from Financing Activities

For the year ended December 31, 2025, net cash of $40,193 was provided by financing activities for the proceeds from the exercise of stock options.

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

Critical Accounting Estimates

Discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in the consolidated financial statements and the accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to product returns, product and content development expenses, credit losses, inventories, intangible assets, income taxes, contingencies, valuation allowance and litigation. We base our estimates on experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies which we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements are provided as follows:

Accounts Receivable

For the fiscal year ended December 31, 2025, the Company had no accounts receivable.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between their financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We file income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, we are no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2022.

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

To the Audit Committee of the Board of Director and Stockholders of

Saker Aviation Services, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saker Aviation Services, Inc. and Subsidiary (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Kingston, Pennsylvania

March 31, 2026

 PCAOB ID No. 448

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,631,666	$5,298,722
Investments	3,688,909	3,553,000
Accounts receivable	0	316,027
Inventories	0	6,647
Prepaid expenses	734,951	1,607,476
Total current assets	9,055,526	10,781,872

PROPERTY AND EQUIPMENT, net of accumulated depreciation	0	102,073

TOTAL ASSETS	$9,055,526	$10,883,945

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$187,006	$227,050
Deferred liabilities	130,769	0
Customer deposits	0	263,032
Accrued expenses	10,506	718,067
Total current liabilities	328,281	1,208,149

Total liabilities	328,281	1,208,149

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding
Common stock - $0.03 par value; authorized 3,333,334; 1,010,514 and 995,939 shares issued and outstanding as of December 31, 2025 and 2024, respectively	30,316	29,878
Additional paid-in capital	20,145,210	20,004,209
Accumulated deficit	(11,448,281)	(10,358,291)
TOTAL STOCKHOLDERS’ EQUITY	8,727,245	9,675,796
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,055,526	$10,883,945

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024

REVENUE	$1,265,756	$9,169,459

COST OF REVENUE	749,396	4,490,037

GROSS PROFIT	516,360	4,679,422

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,888,851	2,046,383

OPERATING (LOSS) INCOME	(1,372,491)	2,633,039

OTHER INCOME (EXPENSE)
REALIZED GAIN ON INVESTMENTS	38,952	44,420
WRITE-OFF OF RELINQUISHED ASSETS, NET OF DEPRECIATION	(104,339)	0
LITIGATION EXPENSE	0	(1,054,200)
INTEREST INCOME	347,888	363,765

TOTAL OTHER INCOME (EXPENSE), Net	282,501	(646,015)

(LOSS) INCOME, before income taxes	(1,089,990)	1,987,024

INCOME TAX EXPENSE	0	(732,200)

NET (LOSS) INCOME	$(1,089,990)	$1,254,824

Basic Net (Loss) Income Per Common Share	$(1.09)	$1.27

Diluted Net (Loss) Income Per Common Share	$(1.09)	$1.24

Weighted Average Number of Common Shares – Basic	997,869	989,473

Weighted Average Number of Common Shares – Diluted	997,869	1,013,735

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR YEARS ENDED DECEMBER 31, 2025 AND 2024

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

BALANCE – January 1, 2024	985,888	$29,577	$19,902,505	$(11,613,115)	$8,318,967

Amortization of stock based compensation			102,005		102,005

Issuance of Common Stock in connection with exercise of stock options	10,051	301	(301)		0

Net income				1,254,824	1,254,824

BALANCE – December 31, 2024	995,939	$29,878	$20,004,209	$(10,358,291)	$9,675,796

Amortization of stock based compensation			101,246		101,246

Issuance of Common Stock in connection with cash and cashless exercises of stock options	14,575	438	39,755		40,193

Net loss				(1,089,990)	(1,089,990)

BALANCE – December 31, 2025	1,010,514	$30,316	$20,145,210	$(11,448,281)	$8,727,245

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,089,990)	$1,254,824
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	3,879	15,515
Stock based compensation	101,246	102,005
Write-off of relinquished assets, net of depreciation	104,339	0
Realized gain on investments	(38,952)	(44,420)
Changes in operating assets and liabilities:
Accounts receivable	316,027	(21,506)
Inventories	6,647	(5,505)
Prepaid expenses	872,525	(816,971)
Deferred liabilities	130,769	0
Customer deposits	(263,032)	9,586
Accounts payable	(40,044)	(478,083)
Accrued expenses	(707,561)	(615,025)
TOTAL ADJUSTMENTS	485,843	(1,854,404)

NET CASH USED IN OPERATING ACTIVITIES	(604,147)	(599,580)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(3,680,957)	(3,992,259)
Proceeds from sales of investments	3,584,000	3,027,000
Purchase of property and equipment	(6,145)	(68,148)
NET CASH USED IN INVESTING ACTIVITIES	(103,102)	(1,033,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	40,193	0
NET CASH PROVIDED BY FINANCING ACTIVITIES	40,193	0

NET CHANGE IN CASH AND CASH EVQUIVALENTS	(667,056)	(1,632,987)

CASH AND CASH EVQUIVALENTS – Beginning	5,298,722	6,931,709
CASH AND CASH EVQUIVALENTS – Ending	$4,631,666	$5,298,722

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for:

Income taxes paid	$0	$2,125,719
Income tax refund, net of tax paid	$109,516	$0

SUPPLEMENTAL SCHEDULE OF NON – CASH FINANCING ACTIVITY
Common stock issued for stock options, net of cash proceeds	$38	$0

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Nature of Operations

Our business activities were carried out by FirstFlight Heliports, LLC d/b/a Saker Aviation Services (“FFH”), a wholly-owned subsidiary formerly the operator of the Downtown Manhattan Heliport via a concession agreement with the City of New York. On March 4, 2025, the Company was notified by NYCEDC that NYCEDC will be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination the Company vacated and ceased use of the Heliport on March 29, 2025. We are currently providing financial advisory services.

NOTE 2 – Liquidity and Material Agreements

As of December 31, 2025, we had cash and cash equivalents of $4,631,666 and a working capital surplus of $8,727,245. We generated revenue from operations of $1,265,756 and had net loss of $(1,089,990) for the year ended December 31, 2025. For the year ended December 31, 2025, cash flows included net cash used in operating activities of $604,147, which included net loss of $(1,089,990), cash used in investing activities of $103,102, and cash provided by financing activities of $40,193.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at December 31, 2025 or 2024.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

The Company was party to a Concession Agreement, dated as of November 1, 2008, with the City of New York for the operation of the Downtown Manhattan Heliport (the “Concession Agreement”). Pursuant to the terms of the Concession Agreement, the Company was required to pay the greater of 18% of the first $5,000,000 in any program year based on cash collected (“Gross Receipts”) and 25% of Gross Receipts in excess of $5,000,000, or minimum annual guaranteed payments. The Company was party to a management agreement with Empire Aviation (“Empire”). The management agreement expired April 30, 2023. The Company’s internal management team and heliport employees took over all duties relating to the management of the heliport. Empire had notified the Company that it believed additional fees were due under the management agreement. Please see Note 9 - Litigation.

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

On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Concession Agreement through December 12, 2024. On October 18, 2024, the Company received notice from DSBS of its exercise of the second of the two six-month renewal options extending the term of the Interim Concession Agreement through June 12, 2025. In addition to terminations for an event of default, the Interim Agreement can be terminated at any time by the Commissioner of the DSBS or suspended at any time by the NYCEDC. During the twelve months ended December 31, 2025 and 2024, we incurred approximately $412,000 and $2,756,000 in fees under the Interim Agreement, respectively.

On November 13, 2023, the DSBS and NYCEDC released the new Request for Proposals (“RFP”). The initial due date for submissions was January 12, 2024, with the due date being subsequently extended to February 12, 2024. The Company submitted a timely proposal in compliance with the terms of the RFP.

The Company was notified by the NYCEDC on November 20, 2024 that they intended to award the concession agreement for the operation of the Downtown Manhattan Heliport to another company. Under the Company’s current agreement with the NYCEDC, the Interim Agreement, the Company had the exclusive right to operate as the fixed base operator for the heliport until June 12, 2025. On March 4, 2025, the Company was notified by NYCEDC that NYCEDC will be terminating the Concession Agreement effective March 29, 2025. Pursuant to the termination the Company vacated and ceased use of the Heliport on March 29, 2025. Please see Note 9. Litigation for additional information.

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

Investments and Related Allowance for Credit Losses

Investments held by the Company have readily determinable fair values and are reported at cost, which approximates fair value at December 31, 2025. On a monthly basis, realized gains and losses are determined by using the first-in first-out method and will be reported in other income and unrealized gains and losses will be reported in Other Comprehensive Income (Loss) if material. Investments consist of U.S. treasury Notes and Bills with maturities ranging from January 2026 through December 2026. Investments are not purchased with the intent of selling in the near term.  However, from time to time, the Company may decide to sell certain securities for liquidity, tax planning and other business purposes.  Purchases and sales are recorded on a trade date basis and interest income is recorded when earned.

The Company classifies its debt securities as available for sale are carried in the financial statements at fair value. Realized gains and losses on available for sale debt securities, determined using the first-in, first-out (FIFO) method, are included in earnings. Management assesses the financial condition and near-term prospects of the issuer, industry, and/or geographic conditions, credit ratings as well as other indicators at the individual security level. Impairments below cost in the estimated fair value of individual available for sale debt securities when there is an intent to sell or for which it more likely than not the Company will be required to sell before the impairment is recovered, are realized in other income in the statements of operations. When there is not an intent to sell or it is more likely than not the Company will not be required to sell the security before the impairment is recovered, management assesses whether the decline in fair value has resulted from credit losses or other factors. If the present value of discounted cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for available for sale credit losses is recorded. Such losses are limited to the amount that amortized cost exceeds fair value, even if the amount of the credit loss is greater. Any future changes in the allowance for credit losses is recorded as provision for (reversal of) credit losses. There were no available for sale debt securities with gross unrealized losses in which management determined an allowance for credit losses was necessary as of December 31, 2025 and 2024.

Accounts Receivable and Revenue Concentration

For the fiscal year ended December 31, 2025, the Company’s four customers represented approximately 92.8% of our revenue in 2025.

For the fiscal year ended December 31, 2024, the Company’s four customers represented approximately $293,000, or 93%, of the balance of accounts receivable. In addition, these four customers represented approximately 87.3% of our revenue in 2024. The Company had a security deposit in place for each of these customers at December 31, 2024.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Collection losses have historically been immaterial, and management concluded that, based on its review of material balances outstanding, current economic conditions, reasonable and supportable forecasts regarding future events, and the financial stability of its customers a valuation allowance for credit losses was not needed. The balance at the beginning of the 2024 year for accounts receivable amounted to $294,521.

Inventories

Inventory consisted of aviation fuel which was stated at lower of cost or net realizable value determined by the first in first out method.

Property and Equipment

Property and equipment was stated at cost. Depreciation was provided primarily using the straight-line method over the estimated useful lives as set forth in footnote 4. Amortization of leasehold improvements other than those associated with a lease between entities under common control were amortized over the shorter of the useful life of those leasehold improvements and the remaining lease term using the straight-line method, unless the lease term transferred ownership of the underlying asset to the lessee or the lessee was reasonably certain to exercise an option to purchase the underlying asset, in which case the lessee amortized the leasehold improvements to the end of their useful life. Maintenance and any repairs were charged to expense as incurred; costs of major additions and betterments were capitalized. When property and equipment were sold or otherwise disposed of, the cost and related accumulated depreciation were eliminated from the accounts and any resulting gain or loss was reflected in income. Pursuant to the termination the Company vacated and ceased use of the Heliport on March 29, 2025 and wrote off relinquished assets, net of depreciation in the amount of $104,339.

Revenue Recognition

The Company recognized revenue from ground-based services, such as fueling. Revenue for the sale of ground-based services were recognized as a sale of services at the time the service was performed and provided to customers. Revenue for the sale of aircraft fuel was recognized at the time products were delivered to customers. Customers were invoiced at the time the services were performed and the associated revenue was recognized in the period it is earned. The Company recognizes revenue from non-aviation consulting services in the month the services were provided.

Revenue from operations associated with services and supply items were approximately $937,000 and $6,505,000 for the years ended December 31, 2025 and 2024, respectively.

Revenue from operations associated with the sale of jet fuel and related items were approximately $297,000 and $2,329,000 for the years ended December 31, 2025 and 2024, respectively.

All other revenue from operations were approximately $32,000 and $335,000 for the years ended December 31, 2025 and 2024, respectively.

Customer Deposits

As of December 31, 2025, the Company had no customer deposits. Customer deposits amounted to approximately $263,032 at December 31, 2024. The balance at the beginning of the 2024 year for customer deposits amounted to $253,446.

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

Deferred tax assets are subject to a valuation allowance because it is more likely than not that certain of the deferred tax assets will not be realized in future periods due to the uncertainty of future taxable income and the lack thereof of taxable income in carry-back periods. The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2022.

Fair Value of Financial Instruments

The reported amounts of the Company’s financial instruments, including accounts receivable, accounts payable and accrued liabilities, approximate their fair value due to their short maturities.

Net (Loss) Income Per Common Share

Basic net (loss) income per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net (loss) income per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options, are excluded from the calculation of the diluted (loss) income per share when their exercise prices are greater than the average market price of the common stock during the period or when their inclusion would be anti-dilutive.

The following table sets forth the components used in the computation of basic and diluted (loss) income per share:

	For the Year Ended December 31,
	2025(1)	2024(1)
Weighted average common shares outstanding, basic	997,869	989,473

Common shares upon exercise of options	0	24,262

Weighted average common shares outstanding, diluted	997,869	1,013,735

(1)

Common shares of 39,996 and 13,332 underlying outstanding stock options for the years ended December 31, 2025 and 2024, respectively, were excluded from the computation of diluted earnings per share as their inclusion would be anti-dilutive.

Stock-Based Compensation

Stock-based compensation expense for all share-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For each of the years ended December 31, 2025 and 2024, the Company incurred stock based compensation of $101,246 and $102,005, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2025, the unamortized fair value of the options totaled $20,775 and the weighted average remaining amortization period of the options approximated five years.

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

The fair value of each share-based payment award granted during the years ended December 31, 2025 and 2024 were estimated using the Black-Scholes option pricing model with the following weighted average fair values:

	For the Year Ended December 31,
	2025	2024
Dividend yield	0%	0%
Expected volatility	9.26%	9.24%
Risk-free interest rate	3.67%	4.03%
Expected lives, years	5.0	5.0

Recently Adopted Accounting Standard

The Company adopted ASU 2023-09: Income Taxes (Topic 740) – Improvements to Income Tax Disclosure which standardizes categories for the effective tax rate reconciliation, requires disaggregation of income taxes and additional income tax-related disclosures. The Company adopted this standard prospectively for fiscal year 2025. As this accounting standard only impacts disclosures, it did not have an impact on the Company’s consolidated financial results. See Note 5 for the required disclosures.

NOTE 4 – Property and Equipment, Net

Property and equipment consist of the following:

	December 31,		Estimated
	2025	2024	Useful Life (in years)
Office furniture and equipment	$0	$426,414	3	–	7
Leasehold improvements	0	2,819,050	10	–	20
Total	0	3,245,464
Less: accumulated depreciation and amortization	0	(3,143,391)
Property and equipment, net	$0	$102,073

Depreciation expense for the years ended December 31, 2025 and 2024 was approximately $4,000 and $15,000, respectively.

Pursuant to the termination the Company vacated and ceased use of the Heliport on March 29, 2025 and wrote off relinquished assets, net of depreciation, in the amount of $104,339.

NOTE 5 – Income Taxes

The Company’s deferred tax assets consisted of the following:

	December 31,
Deferred tax assets:	2025	2024
Stock based compensation	$150,000	$143,000
Operating loss carryforward	689,000	0
Property and equipment	0	348,000
Total deferred tax assets	839,000	491,000
Valuation Allowance	(839,000)	(491,000)

Deferred tax asset – net of valuation allowance	$0	$0

Increase in valuation allowance	$348,000	$29,000

The valuation allowance fluctuated due to the uncertainty of future taxable income.

The Company has a federal and state carry forward of approximately $1,800,000 that may be offset against future taxable income. This amount is fully reserved with a valuation allowance.

The provision for income taxes using the statutory federal tax rate as compared to the Company's effective tax rate is summarized as follows:

		December 31,
	2025	2025	2024
Tax at statutory rate	$229,000	21.0%	21.0%
State and local income taxes, net of federal	189,000	17.3%	17.0%
Valuation allowance for deferred tax asset	(418,000)	(38.3)%	0%
Effective income tax expense rate	0	0%	38.0%

The Company’s income taxes refunded, net of taxes paid for the year ended December 31, 2025 consisted on the following:

New York income tax refunded, net of tax paid	$17,169
New York City income tax refunded, net of tax paid	92,447
Total income tax refunded, net of tax paid	$109,516

NOTE 6 – Stockholders’ Equity

Common Stock

A summary of the Company’s shares of Common Stock outstanding at December 31, 2025 is presented in the table below:

Number of shares outstanding
December 31, 2024	995,939
Issuance of common stock in connection with exercise of stock options	14,575
December 31, 2025	1,010,514

Stock Options

On August 27, 2019, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Incentive Plan of 2019 (the “2019 Plan”) at which time the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) was terminated and no future awards could be issued under the 2005 plan. As of December 31, 2025 and 2024, there were no options outstanding under the 2005 Plan.

The 2019 Plan is administered by the Company’s Compensation Committee and provides for 185,000 shares of common stock to be reserved for issuance under the Plan. Directors, officers, employees, and consultants of the Company are eligible to participate in the Plan. The Plan provides for the awards of incentive and non-statutory stock options. The Compensation Committee determined the vesting schedule to be up to five years at the time of grant of any options under the Plan, and unexercised options will expire in up to ten years. The exercise price is to be equal to at least 100% of the fair market value of a share of the common stock, as determined by the Compensation Committee, on the grant date. The fair value of stock options are calculated in accordance with FASB ASC Topic 718. As of December 31, 2025 and 2024, there were 94,175 and 97,508 shares, respectively, available for grant as options under the 2019 Plan.

Details of all options outstanding under the Plan are presented in the table below:

	Number of Options	Weighted Average Exercise Price

Balance, January 1, 2024	67,494	$5.012
Granted	13,332	8.130
Exercised	(20,832)	5.024

Balance, December 31, 2024	59,994	$5.700
Granted	3,333	6.800
Expired	(3,333)	2.580
Exercised	(19,998)	4.177

Balance, December 31, 2025	39,996	$6.814

A summary of the Company’s stock options outstanding at December 31, 2025 is presented in the table below:

Exercise Price	Outstanding	Weighted average remaining contractual life of options (in years)	Exercisable	Intrinsic Value
$6.80	3,333	4.92	---	$1,793
$8.13	13,332	3.92	13,332	$0
$7.60	9,999	2.92	9,999	$0
$5.40	9,999	1.92	9,999	$19,378
$3.45	3,333	.92	3,333	$12,959
TOTALS	39,996		36,663	$34,130

Preferred Stock

On February 27, 2019, the Company filed with the Secretary of State of the state of Nevada a certificate of amendment to our articles of incorporation. The amendment provided for, among other things, a reduction in the number of authorized shares of preferred stock to 333,306. The Company’s Board of Director currently has the right, with respect to the authorized shares of our preferred stock, to authorize the issuance of one or more series of preferred stock with such voting, dividend and other rights as the director determines. As of December 31, 2025 and 2024, there were no shares of preferred stock outstanding.

NOTE 7 – Employee Benefit Plan

The Company maintains a 401K Plan which covers all employees of the Company (the “401K Plan”). Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides that the Company match each participant's contribution at 100% up to 4% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $25,000 and $29,000 for the years ended December 31, 2025 and 2024, respectively.

NOTE 8 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiary from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the twelve months ended December 31, 2025 and 2024, the Company was billed approximately $3,000 and $144,000, respectively, for legal services by Wachtel & Missry, LLP.

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

On July 8, 2024, the Company was notified of the arbitrator's decision. The arbitrator found in favor of Empire in the amount of $1.4 million (the “Judgement Amount”), such amount representing approximately $1,036,000 in unpaid Management Fees due under the Management Agreement plus accrued interest of approximately $363,000. The Judgement Amount was immediately payable and accrued per diem interest of $511.08 for each day until it was paid in full. On July 10, 2024, the Company paid Empire the Judgement Amount including per diem interest through the date of payment. The Company recorded Litigation Expense of $1,054,200 at June 30, 2024, representing the difference between the Judgement Amount and the expense accrued by the company in 2023. The Company did not appeal the arbitrator’s decision.

On November 20, 2024 the Company was notified by the NYCEDC that NYCEDC intends to award the Concession Agreement for the operation of the Downtown Manhattan Heliport to another company (“Skyport”). On March 31, 2025, the Company filed a petition with the Supreme Court of the State of New York County of New York requesting among other things, an order directing the City of New York to produce non-privileged documentation related to its decision to award the Concession Agreement to Skyport, which the Company has already requested, and a judgement annulling the award of the Concession Agreement to Skyport and directing the city to award the Concession Agreement to another company. The petition alleges a number of misrepresentations made by Skyport to the city which the Company believes helped Skyport secure the Concession Agreement. As of March 31, 2026, this litigation is still ongoing. The Company can make no assurance that we will be successful in the annulment of the Concession Agreement to Skyport.

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

The fair value measurements and levels within the fair value hierarchy of these measurements for the assets reported at fair value on a recurring basis at December 31, 2025 and 2024 are U.S. Treasury Notes and Bills in the amount of $3,688,909 and $3,553,000, respectively, within level 2 unrealized gains and losses are not material to be reported in Other Comprehensive Income (Loss). There have been no changes in valuation approaches or techniques and related inputs.

The Company’s policy is to recognize transfers of investments into or out of Level 3 as of the date of the event or change in circumstances that caused the transfer. For the years ended December 31, 2025 and 2024, there were no transfers of investments into or out of Level 3. There are no assets requiring the use of Level 3 inputs for the years ended December 31, 2025 and 2024.

NOTE 11 – Subsequent Events

The Company has evaluated events and transactions subsequent to December 31, 2025, the balance sheet date, for items that should be potentially recognized or disclosed in these consolidated financial statements. The company determined that there were no material subsequent events. The evaluation was conducted through the date these consolidated financial statements were issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, including our President (principal financial officer) and Chief Executive Officer (principal executive officer), have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon, and as of the date of that evaluation, our President and Chief Executive Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports filed and submitted by us under the Exchange Act, is (i) recorded, processed, summarized and reported as and when required, and (ii) is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our Chief Executive Officer (principal executive officer) and President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 concluded that it was not effective at the reasonable assurance level due to a material weakness.

This material weakness relates to the Company’s governance and staffing structure, including the absence of an audit committee and limited segregation of duties due to limited personnel. These conditions could adversely affect the Company’s ability to prevent or detect material misstatements to the financial statements on a timely basis.

No material misstatements were identified in the financial statements as a result of this condition.

The Company is implementing remediation measures in 2026, including enhancing oversight and establishing an audit committee.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

Part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table contains certain information related to the directors and executive officers of the Company as of March 31, 2026:

Name	Age	Position

William B. Wachtel	71	Chairman, Director, President and CEO

On December 6, 2024, the Company appointed William Wachtel, age 71, to serve as President, Chief Executive Officer, Treasurer and Secretary of the Company. Mr. Wachtel was elected as a Director and Chairman of the Board of Directors (the “Board”) of the Company on March 31, 2005. Mr. Wachtel served as Chairman until April 8, 2009, when he resigned from such capacity but remained a member of the Board. Mr. Wachtel was re-elected as the Chairman of the Board and has served in that capacity since October 27, 2011. Mr. Wachtel has been a managing partner of Wachtel Missry LLP (previously Wachtel & Masyr, LLP, and before that, its predecessor law firm Gold & Wachtel, LLP), since its founding in August 1984. During the fiscal years ended December 31, 2025 and 2024, the Company was billed approximately $3,000 and $144,000, respectively, for legal services provided by Wachtel Missry LLP. Mr. Wachtel is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

There is no arrangement or understanding between Mr. Wachtel and any other person with respect to his appointment, and there are no family relationships between Mr. Wachtel and the Company. Except as described above, the Company is not aware of any transactions with Mr. Wachtel or any of his immediate family members that would require disclosure under Item 404(a) of Regulation S-K.

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

Our directors are elected at the Annual Meeting of Stockholders to serve until the next Annual Meeting of Stockholders or until their successor is duly elected and qualified. Our officers are appointed annually by the Board of Directors to serve at the discretion of the Board.

Business History

William B. Wachtel – Director, Chairman of the Board

Mr. Wachtel was elected as a director and our Chairman of the Board on March 31, 2005. Mr. Wachtel served as our Chairman until April 8, 2009, when he resigned from such capacity but remained a member of the Board. Mr. Wachtel was re-elected as our Chairman of the Board and has served in that capacity since October 27, 2011. On December 6, 2024, the Company appointed Mr. Wachtel to serve as President, Chief Executive Officer, Treasurer and Secretary of the Company

Mr. Wachtel has been a managing partner of Wachtel Missry LLP (previously Wachtel & Masyr, LLP, and before that, its predecessor law firm Gold & Wachtel, LLP), since its founding in August 1984. During the twelve months ended December 31, 2025 and 2024, the Company was billed approximately $3,000 and $144,000, respectively, for legal services by Wachtel & Missry, LLP. Mr. Wachtel is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

We believe that Mr. Wachtel’s experience advising companies regarding legal issues and knowledge of our company gives him the qualifications and skills to serve on our board of directors..

Family Relationships

There are no family relationships among our director and executive officer.

Other Directorships

Our director does not serve as a director of a company (1) with a class of securities registered pursuant to Section 12 of the Exchange Act, (2) subject to Section 15(d) of the Exchange Act, or (3) registered as an investment company under the Investment Company Act of 1940.

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

Insider Trading Policy

We have adopted an insider trading policy designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. The policy applies to all employees, officers and directors of the Company. Key Employees (our directors, executive officers and certain employees who our President may designate from time to time), may only buy and sell our stock within an open “window period,” which begins 24 hours after the date of public release of the Company’s quarterly earnings for a given fiscal quarter and ends at the close of business on the last day of the next fiscal quarter. Key Employees are prohibited from purchasing or selling our stock if they are in possession of material non-public information, even if it is within the open “window period.” We reserve the right to impose event-specific black-out periods if we deem certain employees or groups to be in possession of non-public information.

Delinquent Section 16(a) Reports

Based solely on a review of Forms 3 and 4 and amendments thereto, furnished to us during the fiscal year ended December 31, 2025 and Forms 5 and amendments thereto, furnished to us with respect to the fiscal year ended December 31, 2025, each director and officer timely reported all of his transactions during that most recent fiscal year as required by Section 16(a) of the Exchange Act.

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

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation paid by us during the fiscal years ended December 31, 2025 and 2024 for services performed on our behalf with respect to the persons who served as our executive officers and employees designated as highly compensated during the years ended December 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)

William B. Wachtel, President and Chief Executive Officer	2025	0	0	22,664 (2)	10,000 (3)	32,664

	2024	0	0	27,097 (2)	0	27,097

(1)	The fair value of the stock awards granted are calculated in accordance with FASB ASC Topic 718.
(2)	Represents the fair value of the option award granted to Mr. Wachtel for his services as non-employee director.
(3)	Represents the total board and audit committee meeting fees received by Mr. Wachtel.

Effective as of December 6, 2024, the Company appointed William Wachtel, age 70, to serve as President, Chief Executive Officer, Treasurer and Secretary of the Company. Mr. Wachtel was elected as a Director and Chairman of the Board of Directors (the “Board”) of the Company on March 31, 2005. Mr. Wachtel served as Chairman until April 8, 2009, when he resigned from such capacity but remained a member of the Board. Mr. Wachtel was re-elected as the Chairman of the Board and has served in that capacity since October 27, 2011. Mr. Wachtel has been a managing partner of Wachtel Missry LLP (previously Wachtel & Masyr, LLP, and before that, its predecessor law firm Gold & Wachtel, LLP), since its founding in August 1984. During the fiscal years ended December 31, 2025 and 2024, the Company was billed approximately $3,000 and $144,000, respectively, for legal services provided by Wachtel Missry LLP. Mr. Wachtel is a co-founder of the Drum Major Institute, an organization carrying forth the legacy of the late Reverend Martin Luther King, Jr.

There is no arrangement or understanding between Mr. Wachtel and any other person with respect to his appointment, and there are no family relationships between Mr. Wachtel and the Company. Except as described above, the Company is not aware of any transactions with Mr. Wachtel or any of his immediate family members that would require disclosure under Item 404(a) of Regulation S-K.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2025

The following table shows information about the number of unexercised stock options held by our named executive officer as of December 31, 2025:

	Option Awards (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
William B. Wachtel
	6,666	--	5.40	12/01/2027
	6,666	--	7.60	12/01/2028
	6,666	--	8.13	12/01/2029
	---	3,333	6.80	12/01/2030

(1)	All outstanding awards of stock options were granted under our 2019 Stock Incentive Plan

2025 DIRECTOR COMPENSATION TABLE

The table below shows information about the compensation of our former non-executive directors, except for William B. Wachtel, for their service during fiscal 2025. The Compensation for William B. Wachtel, our non-employee director, President and Chief Executive Officer, are set forth in the Summary Compensation Table above.

Name	Fees Earned in Cash (1)	Option Awards (2)	Total ($)

Marc Chodock	7,500	0	7,500

Roy P. Moskowitz	7,500	0	7,500

1.

Each former non-employee director was entitled to a fee of $1,000 per board meeting as well as $750 and $500 per committee meeting for committee chairman and committee members, respectively. Each director was also entitled to reimbursement for expenses incurred in connection with attendance at meetings of the Board of Directors.

2.	Neither former non-employee director was eligible to be granted an annual option to purchase shares of our common stock in 2025.

Employment Agreements

As of December 31, 2025, the Company has no Employment Agreements in place.

Additional Narrative Disclosure

We do not offer a defined benefit retirement or pension plan. The Company maintains a 401K Plan (the “401K Plan”) which covers all employees of the Company. Effective January 1, 2020, the Company switched to a Safe Harbor 401K plan. The Safe Harbor 401K Plan stipulates that, going forward, all employees become vested 100% on day one. Employer contributions prior to the change vest over a five-year period on a 20% per year basis. The Company’s Safe Harbor 401K Plan provides for the Company to match each participant's contribution at 100% up to 4% of the employee’s deferral. The employer match prior to the change was 50% up to 6% of the employee’s deferral. Company contributions to the 401K Plan totaled approximately $25,000 and $29,000 for the years ended December 31, 2025 and 2024, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of More Than 5% of the Company’s Shares

The following table presents certain information as of March 31, 2026 regarding the beneficial ownership of our common stock by:

●	our current executive officer and director; and
●	our current director and executive officer as a group; and
●	each other person or entity known by us to own beneficially 5% or more of our issued and outstanding common stock;

Unless otherwise indicated below, the address for our director and officer is 885 Second Avenue, New York, New York 10017.

	Number of Shares		Percentage of
	of Common Stock		Common Stock
Name of Beneficial Owner	Beneficially Owned		Beneficially Owned (1)

William B. Wachtel (2)	319,410	(3)	31.6%

All directors and officers as a group (1 in number)	319,410		31.6%

Ronald I. Heller (4)	64,085	(4)	6.3%

Ravi Desai (5)	73,445	(5)	7.3%

Eriksen Capital Management, LLC (6)	110,916	(6)	11.0%

(1)

The percentages computed in the table are based upon 1,010,514 shares of our common stock, which were outstanding on March 31, 2026. Under the rules of the SEC, “beneficial ownership” is deemed to include shares for which an individual, directly or indirectly, has or shares voting or dispositive power, whether or not they are held for the individual’s benefit, and includes shares that may be acquired within 60 days, including, but not limited to, the right to acquire shares by the exercise of options or the vesting of restricted stock units. Effect is given to shares of our common stock upon the exercise of options currently exercisable or exercisable within 60 days of April 1, 2026, such amount of exercisable options totaling 36,663.

(2)	William B. Wachtel is our Chairman of the Board and a director.

(3)

The shares of our common stock reported in the table include: (a) 271,161 shares held by Mr. Wachtel in the open market; (b) 28,251 shares of common stock owned by EuroAmerican Investment Corporation of which he is the sole shareholder, director and officer, (c) 6,666 shares issuable upon the exercise of an option expiring December 1, 2027, which is currently exercisable, (d) 6,666 shares issuable upon the exercise of an option expiring December 1, 2028, (e) 6,666 shares issuable upon the exercise of an option expiring December 1, 2029. The shares of our common stock reported in the table do not reflect (x) 3,333 shares issuable upon the exercise of an option granted on December 1, 2025, which shall become exercisable on December 1, 2026; and (y) 11,114 shares of our common stock acquired by Wachtel Missry, LLP, which has provided certain legal services for us. Mr. Wachtel is a managing partner of such firm but does not have sole dispositive or voting power with respect to such firm’s securities.

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

(5)	Ravi Desai’s address is 14 Walsh Drive, Parsippany, NJ 07054. Mr Desai is the beneficial owner of 73,445 shares of common stock as disclosed in a 13D/A filed with the Securities and Exchange Committee on March 14, 2023.

(6)

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

Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2025, with respect to securities authorized for issuance under equity compensation plans. The only security being so offered is our common stock.

	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	39,996	$6.814	94,175

Equity compensation plans not approved by security holders	–	$—	—
Total	39,996	$6.814	94,175

On August 27, 2019, at the Company’s Annual Meeting, the stockholders of the Company approved the Stock Incentive Plan of 2019 (the “2019 Plan”) at which time the Company’s 2005 Stock Incentive Plan (the “2005 Plan”) was terminated and no future awards could be issued under the 2005 plan. As of December 31, 2025, there were no options outstanding under the 2005 Plan.

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

Director Independence

Our director is not determined to be independent in accordance with the definition set forth in the Nasdaq Stock Market rules. Under such definition, William B. Wachtel does not qualify as independent.

Due to recent director departures, William B. Wachtel is our only member of the Board of Directors. As Mr. Wachtel is also our President and Chief Executive Officer, he does not qualify as an independent director under the corporate governance standards of the Nasdaq Listing Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by the principal accountant were $103,500 and $107,500 by Kronick Kalada Berdy & Co. in 2025 and 2024, respectively, for the audits of our annual financial statements for the fiscal years ended December 31, 2025 and 2024, and the reviews of the financial statements included in the Company’s Quarterly Reports on Forms 10-Q for those fiscal years.

Audit-Related Fees. There were no Audit-Related Fees billed for the years ended December 31, 2025 and 2024.

Tax Fees. For both years ended December 31, 2025 and 2024, the aggregate fees billed by the principal accountant for services categorized as Tax Fees were $15,000.

All Other Fees. There were no fees billed for services categorized as All Other Fees by the principal accountant for the fiscal years ended December 31, 2025 and 2024.

Policies and Procedures. The Board of Directors must pre-approve all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accountants, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, which nonetheless must be approved by our Board of Directors prior to the completion of the audit. Each year the Board of Directors approves the engagement of our independent registered public accountant to audit our financial statements, including the associated fee, before the filing of the previous year’s Annual Report on Form 10-K. At the beginning of the fiscal year, the Board of Directors will evaluate other known potential engagements of the independent registered public accountants, including the scope of work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accountant’s independence from management. At each such subsequent meeting, the registered public accountants and management may present subsequent services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.

Since December 17, 2009 when our Board of Directors initially authorized the engagement of Kronick Kalada Berdy & Co., pursuant to the SEC rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each subsequent engagement of Kronick Kalada Berdy & Co, has been approved in advance by the audit committee of the Board of Directors, or the Board of Directors, and none of these engagements made use of the de minimis exception to the pre-approval contained in Section 10A(i)(1)(B) of the Exchange Act.

Part VI

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The consolidated financial statements of Saker Aviation Services, Inc. and subsidiary as of December 31, 2025 and 2024 and for each of the years then ended, and the Report of Independent Registered Public Accounting Firm thereon, are included herein as shown in the “Table of Contents to Consolidated Financial Statements.”

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

3.4	Bylaws of Saker Aviation Services, Inc., incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on October 1, 2009.

4.1	Description of Securities, incorporated by reference from Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

10.3+	2019 Stock Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2019.

10.4+	Code of Ethics, incorporated by reference from Exhibit 14 to the Company’s 2007 Form 10-K filed March 31, 2008.

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

19.1*	Insider trading policies and procedures

21.1*	Subsidiary of Saker Aviation Services, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal executive officer).

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act (principal financial officer).

32.1*	Certification pursuant to Section 1350 Certification of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

# Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

+Management compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Saker Aviation Services, Inc.

Date: March 31, 2026	By:	/s/ William B. Wachtel
William B. Wachtel
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

President, Chief Executive Officer, Chairman of the Board,
/s/ William B. Wachtel	Director	March 31, 2026
William B. Wachtel