Form 10-Q
period 2026-03-31
Saker Aviation Services, Inc.
filed 2026-05-15
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2026

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

Yes ☐          No ☒

As of May 15, 2026, the registrant had 1,010,514 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

Form 10-Q

March 31, 2026

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,539,940	$4,631,666
Investments	3,723,657	3,688,909
Accounts receivable	10,000	0
Prepaid expenses	684,972	734,951
Total current assets	8,958,569	9,055,526

TOTAL ASSETS	$8,958,569	$9,055,526

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$179,188	$187,006
Deferred liability	84,615	130,769
Accrued expenses	185,082	10,506
Total current liabilities	448,885	328,281

TOTAL LIABILITIES	448,885	328,281

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding at March 31, 2026 and December 31, 2025
Common stock - $0.03 par value; authorized 3,333,334; 1,010,514 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	30,316	30,316
Additional paid-in capital	20,150,876	20,145,210
Accumulated deficit	(11,671,508)	(11,448,281)
TOTAL STOCKHOLDERS’ EQUITY	8,509,684	8,727,245
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,958,569	$9,055,526

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025

REVENUE	$15,000	$1,260,756
COST OF REVENUE	21,875	749,396
GROSS (LOSS) PROFIT	(6,875)	511,360

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	296,449	1,007,464

OPERATING LOSS	(303,324)	(496,104)

OTHER INCOME (EXPENSE):
WRITE-OFF OF RELINQUISHED ASSETS, NET OF DEPRECIATION	0	(104,339)
INTEREST INCOME	79,303	78,671
REALIZED GAIN ON INVESTMENTS	794	7,007
TOTAL OTHER INCOME (EXPENSE)	80,097	(18,661)

LOSS FROM OPERATIONS	(223,227)	(514,765)

INCOME TAX EXPENSE	0	0

NET LOSS	$(223,227)	$(514,765)

Basic Net Loss Per Common Share	$(0.22)	$(0.52)

Diluted Net Loss Per Common Share	$(0.22)	$(0.51)

Weighted Average Number of Common Shares – Basic	1,010,514	995,939
Weighted Average Number of Common Shares – Diluted	1,014,449	1,012,936

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THREE MONTHS ENDED MARCH 31, 2026 AND 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2025	995,939	$29,878	$20,004,209	$(10,358,291)	$9,675,796
Amortization of stock-based compensation			27,097		27,097
Net loss				(514,765)	(514,765)
BALANCE – March 31, 2025	985,939	$29,878	$20,004,209	$(10,358,291)	$9,188,128
BALANCE – January 1, 2026	1,010,514	$30,316	$20,145,210	$(11,448,281)	$8,727,245
Amortization of stock-based compensation			5,666		5,666
Net loss				(223,227)	(223,227)
BALANCE – March 31, 2026	1,010,514	$30,316	$20,150,876	$(11,671,508)	$8,509,684

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(223,227)	$(514,765)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0	3,879
Stock based compensation	5,666	27,097
Write-off of relinquished assets, net of depreciation	0	104,339
Realized gain on investments	(794)	(7,007)
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	128,422
Inventories	0	6,647
Prepaid expenses	49,979	519,194
Deferred liabilities	(46,154)	276,923
Customer deposits	0	2,852
Accounts payable	(7,818)	105,644
Accrued expenses	174,576	(618,436)
TOTAL ADJUSTMENTS	165,455	549,554

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(57,772)	34,789

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(1,054,954)	(732,598)
Proceeds from sale of investments	1,021,000	709,000
Purchase of property and equipment	0	(6,145)
NET CASH USED IN INVESTING ACTIVITIES	(33,954)	(29,743)

NET CHANGE IN CASH	(91,726)	5,046

CASH – Beginning	4,631,666	5,298,722
CASH – Ending	$4,539,940	$5,303,768
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the periods for income taxes	$0	$196,143

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - Nature of Operations

The accompanying unaudited condensed consolidated financial statements of Saker Aviation Services, Inc. (the “Company”) and its subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial statements and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements and should be read in conjunction with the financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The condensed consolidated balance sheet as of March 31, 2026 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2026 and 2025 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of March 31, 2026 and its results of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2026 not misleading. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity and Material Agreements

As of March 31, 2026, we had cash and cash equivalents of $4,539,940 and a working capital surplus of $8,509,684. For the three months ended March 31, 2026, we generated revenue from operations of $15,000 and had a net loss of $223,227. For the three months ended March 31, 2026, cash flows included net cash used in operating activities of $57,772, which included net loss of $223,227, and net cash used in investing activities of $33,954.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at March 31, 2026 or 2025.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

On February 10, 2025, the Company entered into a Covenant Not To Compete agreement (the “Covenant Agreement”) with Brian Tolbert, the manager of the Downtown Manhattan Heliport (the “Receiving Party”). The Covenant Agreement provides for payments beginning in April 2025 totaling $276,923 over the next 18 months, provided the Receiving Party does not disclose any confidential information to, or accept employment with, the new operator of the Heliport or any of its subsidiaries. The Company has recorded the liability and expense in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operation as of March 31, 2026.

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

On July 13, 2023, the New York City Department of Small Business Services ("DSBS") was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport. The Interim Agreement became effective upon registration with the Comptroller of the City of New York and commenced on December 12, 2023, the date set forth in a written notice to proceed received by the Company. The Interim Agreement provided for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”). The Company was required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods.

On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Concession Agreement through December 12, 2024. On October 18, 2024, the Company received notice from DSBS of its exercise of the second of the two six-month renewal options extending the term of the Interim Concession Agreement through June 12, 2025. During the three months ended March 31, 2026 and 2025, we incurred $0 and approximately $412,000 in fees under the Interim Agreement, respectively.

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

On March 31, 2025, the Company filed a petition with the Supreme Court of the State of New York County of New York requesting among other things, an order directing the City of New York to produce non-privileged documentation related to its decision to award the Concession Agreement to Skyport, which the Company has already requested, and a judgement annulling the award of the Concession Agreement to Skyport and directing the city to award the Concession Agreement to another company. The petition alleges a number of misrepresentations made by Skyport to the city which the Company believes helped Skyport secure the Concession Agreement. Please see Note 4. Litigation for additional information.

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

Net Loss Per Common Share

Net loss was $223,227and $514,765 for the three months ended March 31, 2026 and 2025, respectively. Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended March 31,
	2026	2025
Weighted average common shares outstanding, basic	1,010,514	995,939
Common shares upon exercise of options	3,935	16,997
Weighted average common shares outstanding, diluted	1,014,449	1,012,936

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the three months ended March 31, 2026 and 2025, the Company incurred stock-based compensation of $5,666 and $27,097, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2026, the unamortized fair value of the options totaled $15,110 and the weighted average remaining amortization period of the options ranging from one to five years.

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

The fair value measurements and levels within the fair value hierarchy of these measurements for the assets reported at fair value on a recurring basis at March 31, 2026 and December 31, 2025 are U.S. Treasury Notes and Bills in the amount of $3,723,657 and $3,688,909, respectively, within level 2. There have been no changes in valuation approaches or techniques and related inputs.

The Company’s policy is to recognize transfers of investments into or out of Level 3 as of the date of the event or change in circumstances that caused the transfer. For the three months ended March 31, 2026 and twelve months ended December 31, 2025, there were no transfers of investments into or out of Level 3. There are no assets requiring the use of Level 3 inputs for the three months ended March 31, 2026 and twelve months ended December 31, 2025.

NOTE 6 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the three months ended March 31, 2026 and 2025, the Company was billed $0 and $2,475, respectively, for legal services by Wachtel & Missry, LLP.

NOTE 7 – Subsequent Events

The Company has evaluated events and transactions subsequent to March 31, 2026, the balance sheet date, for items that should be potentially recognized or disclosed in these consolidated financial statements. The company determined that there were no material subsequent events. The evaluation was conducted through the date these consolidated financial statements were issued.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying unaudited condensed consolidated financial statements and related notes in this report. This Item 2 contains forward-looking statements that involve risks and uncertainties. Undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this report. Actual results may differ materially from those expressed or implied in such forward-looking statements. Factors which could cause actual results to differ materially are discussed throughout this report and include, but are not limited to, those set forth at the end of this Item 2 under the heading "Cautionary Statement Regarding Forward Looking Statements." Additional factors are under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The terms “we”, “us”, and “our” are used below to refer collectively to the Company and its subsidiary through which our businesses are conducted.

Overview

Saker Aviation Services, Inc. (“we,” “us,” “our” or the “Company”) is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. We previously served as the operator of a heliport and currently provide strategic financial advisory services to clients.

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

REVENUE AND OPERATING RESULTS

Comparison of Operations for the Three Months Ended March 31, 2026 and March 31, 2025.

REVENUE

For the three months ended March 31, 2026, revenue from operations associated with providing financial advisory services was $15,000. For the three months ended March 31, 2025, revenue from operations at the Downtown Manhattan Heliport was $1,260,756, consisting of approximately $297,000 from the sale of jet fuel, approximately $937,000 associated with services and supply items, and $27,000 relating to all other revenue. The change in a year-over-year basis is due to the Company ceasing operations at the Downtown Manhattan Heliport on March 29, 2025.

COST OF REVENUE

For the three months ended March 31, 2026, cost of revenue from providing financial advisory services was $21,875. For the three months ended March 31, 2025, cost of revenue from operating the Downtown Manhattan Heliport was $749,396. The change in a year-over-year basis is due to the Company ceasing operations at the Downtown Manhattan Heliport on March 29, 2025.

GROSS PROFIT

Total gross profit from operations decreased by 101.3 percent in the three months ended March 31, 2026 as compared with the three months ended March 31, 2025. For the three months ended March 31, 2026, the Company had a net loss from operations of $(6,875) compared to a gross profit of $511,360 for the three months ended March 31, 2025. Gross margin was (45.8) percent in the three months ended March 31, 2026 as compared to 40.6 percent in the same period in the prior year. The change in a year-over-year basis is due to the Company ceasing operating the Downtown Manhattan Heliport on March 29, 2025.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative expenses, (“SG&A”), from operations were $296,449 in the three months ended March 31, 2026, representing a decrease of $711,015 or 70.6 percent, as compared to the same period in 2025.

SG&A expenses associated with our operations were approximately $220,000 in the three months ended March 31, 2026, representing a decrease of approximately $633,000, or 74.2 percent, as compared to the three months ended March 31, 2025. SG&A associated with our operations, as a percentage of revenue, was 1,467 percent for the three months ended March 31, 2026, as compared with 67.7 percent in the corresponding prior year period. The decrease in SG&A on a year-over-year basis is primarily attributable to a one-time charge in the first quarter of 2025 to record deferred compensation expense relating to a Covenant to Compete Agreement as well as decreased professional fees in 2026 relating to the Company’s ongoing challenge, and pending litigation, of the NYCEDC selection of the heliport’s new operator.

Corporate SG&A from operations was approximately $76,000 for the three months ended March 31, 2026, representing a decrease of approximately $78,000 as compared with the corresponding prior year period. The decrease in corporate expenses was primarily attributable to a decrease in services provided by various service providers.

OPERATING LOSS

Operating loss from operations for the three months ended March 31, 2026 was $303,324 as compared to $496,104 in the three months ended March 31, 2025. The change on a year-over-year basis was largely attributable to the items discussed above.

Interest Income

Interest income for the three months ended March 31, 2026 and 2025 was $79,303 and $78,671, respectively.

Income Tax

Income tax expense for the three months ended March 31, 2026 and 2025 was $0.

Net Loss Per Share

Net loss was $223,227 and $514,765 for the three months ended March 31, 2026 and 2025, respectively. The change on a year-over-year basis was largely attributed to the items discussed above.

Basic net loss per share for the three months ended March 31, 2026 and 2025 was $0.22 and $0.52, respectively. Diluted net loss per share for the three months ended March 31, 2026 and 2025 was $0.22 and $0.51, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, we had cash and cash equivalents of $4,539,940 and a working capital surplus of $8,509,684. In the three months ended March 31, 2026, we generated revenue from operations of $15,000 and had a net loss of $223,227. For the three months ended March 31, 2026, cash flows included net cash used in operating activities of $57,772, which included net loss of $223,227, and net cash used in investing activities of $33,954.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at March 31, 2026 or 2025.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

On February 10, 2025, the Company entered into a Covenant Not To Compete agreement (the “Covenant Agreement”) with Brian Tolbert, the manager of the Downtown Manhattan Heliport (the “Receiving Party”). The Covenant Agreement provides for payments beginning in April 2025 totaling $276,923 over the next 18 months, provided the Receiving Party does not disclose any confidential information to, or accept employment with, the new operator of the Heliport or any of its subsidiaries. The Company has recorded the liability and expense in the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operation as of March 31, 2026.

During the three months ended March 31, 2026, we had a net decrease in cash of $91,726. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the three months ended March 31, 2026, net cash used in operating activities was $57,772. This amount included a decrease in operating cash related to net loss of $223,227 and additions for the following items: (i) stock-based compensation, $5,666; (ii) prepaid expenses, $49,979; and (iii) accrued expenses, $174,576. These increases in operating activities were offset by (i) realized gain on investments of $794; (ii) accounts receivable, $10,000; (iii) deferred liabilities, $46,154; and (iv) accounts payable, $7,818.

For the three months ended March 31, 2025, net cash provided by operating activities was $34,789. This amount included an increase in operating cash related to net loss of $514,765 and additions for the following items: (i) depreciation and amortization, $3,879; (ii) stock-based compensation, $27,097; (iii) write-off of relinquished assets, net of depreciation, $104,339; (iv) accounts receivable, $128,422; (v) inventory, $6,647; (vi) prepaid expenses, $519,194; (vii) deferred liabilities, $276,923; (viii) customer deposits, $2,852; and (ix) accounts payable, $105,644. These increases in operating activities were offset by a decrease in accrued expenses of $618,436 and realized gain on investments of $7,007.

Cash Used in Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $33,954. This amount included purchases of investments of $1,054,954 offset by the sale of investments of $1,021,000.

For the three months ended March 31, 2025, net cash used in investing activities was $29,743. This amount included purchases of investments of $732,598 and the purchase of property and equipment of $6,145, offset by the sale of investments of $709,000.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as "approximately," "believes," could," "estimated," "expects," "may," "should," "will," and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Under the supervision, and with the participation of management, including our Chief Executive Officer (principal executive officer) and President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2026 concluded that it was not effective at the reasonable assurance level due to a material weakness.

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

The Company is implementing remediation measures, including enhancing oversight and establishing an audit committee.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item-1 – Legal Proceedings

On November 20, 2024 the Company was notified by the NYCEDC that NYCEDC intends to award the Concession Agreement for the operation of the Downtown Manhattan Heliport to another company (“Skyport”). On March 31, 2025, the Company filed a petition with the Supreme Court of the State of New York County of New York requesting among other things, an order directing the City of New York to produce non-privileged documentation related to its decision to award the Concession Agreement to Skyport, which the Company has already requested, and a judgement annulling the award of the Concession Agreement to Skyport and directing the city to award the Concession Agreement to another company. The petition alleges a number of misrepresentations made by Skyport to the city which the Company believes helped Skyport secure the Concession Agreement. As of May 15, 2026, this litigation is still ongoing. The Company can make no assurance that we will be successful in the annulment of the Concession Agreement to Skyport.

Item–1A – Risk Factors

For a discussion of the Company’s potential risks or uncertainties, please see: (i) “Part I—Item 1A—Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.

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

Saker Aviation Services, Inc.

Date: May 15, 2026	By:	/s/ William B. Wachtel
William B. Wachtel
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer