Form 10-Q
period 2026-06-30
Saker Aviation Services, Inc.
filed 2026-08-14
CIK 1128281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2026

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

Yes ☐          No ☒

As of August 14, 2026, the registrant had 1,010,514 shares of its common stock, $0.03 par value, issued and outstanding.

i

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY

Form 10-Q

June 30, 2026

ii

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,249,563	$4,631,666
Investments	3,755,580	3,688,909
Accounts receivable, net	0	0
Prepaid expenses	648,677	734,951
Total current assets	8,653,820	9,055,526
TOTAL ASSETS	$8,653,820	$9,055,526

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$103,484	$187,006
Accrued expenses	25,500	10,506
Deferred liability	30,769	130,769
Total current liabilities	159,753	328,281
TOTAL LIABILITIES	159,753	328,281

STOCKHOLDERS’ EQUITY
Preferred stock - $0.03 par value; authorized 333,306; none issued and outstanding at June 30, 2026 and December 31, 2025
Common stock - $0.03 par value; authorized 3,333,334; 1,010,514 shares issued and outstanding at June 30, 2026 and December 31, 2025	30,316	30,316
Additional paid-in capital	20,156,542	20,145,210
Accumulated deficit	(11,692,791)	(11,448,281)
TOTAL STOCKHOLDERS’ EQUITY	8,494,067	8,727,245
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,653,820	$9,055,526

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

REVENUE	$15,000	$0	$30,000	$1,260,756

COST OF REVENUE	26,875	0	48,750	749,396

GROSS (LOSS) PROFIT	(11,875)	0	(18,750)	511,360

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	86,736	368,900	383,185	1,376,364

OPERATING (LOSS)	(98,611)	(368,900)	(401,935)	(865,004)

OTHER INCOME (EXPENSE)
WRITE-OFF OF RELINQUISHED ASSETS, NET OF DEPRECIATION	0	0	0	(104,339)
INTEREST INCOME	77,313	81,826	156,616	160,497
REALIZED GAIN ON INVESTMENTS	15	20,900	809	27,907
TOTAL OTHER INCOME (EXPENSE)	77,328	102,726	157,425	84,065

(LOSS) FROM OPERATIONS	(21,283)	(266,174)	(244,510)	(780,939)

INCOME TAX EXPENSE	0	0	0	0

NET (LOSS)	$(21,283)	$(266,174)	$(244,510)	$(780,939)

Basic Net (Loss) Per Common Share	$(0.02)	$(0.27)	$(0.24)	$(0.78)

Diluted Net (Loss) Per Common Share	$(0.02)	$(0.26)	$(0.24)	$(0.77)

Weighted Average Number of Common Shares – Basic	1,010,514	996,772	1,010,514	996,358

Weighted Average Number of Common Shares - Diluted	1,014,179	1,012,476	1,014,309	1,012,062

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
BALANCE – January 1, 2025	995,939	$29,878	$20,004,209	$(10,358,291)	$9,675,796

Amortization of stock-based compensation			27,097		27,097

Net loss				(514,765)	(514,765)

BALANCE – March 31, 2025	995,939	$29,878	$20,031,306	$(10,873,056)	$9,188,128

Amortization of stock-based compensation			27,097		27,097

Exerciseof stock options	1,243	38	(38)		0

Net loss				(266,174)	(266,174)

BALANCE – June 30, 2025	997,182	$29,916	$20,058,365	$(11,139,230)	$8,949,051

BALANCE – January 1, 2026	1,010,514	$30,316	$20,145,210	$(11,448,281)	$8,727,245

Amortization of stock-based compensation			5,666		5,666

Net loss				(223,227)	(223,227)

BALANCE – March 31, 2026	1,010,514	$30,316	$20,150,876	$(11,671,508)	$8,509,684

Amortization of stock-based compensation			5,666		5,666

Net loss				(21,283)	(21,283)

BALANCE – June 30, 2026	1,010,514	$30,316	$20,156,542	$(11,692,791)	$8,494,067

See accompanying notes to consolidated financial statements.

SAKER AVIATION SERVICES, INC. AND SUBSIDIARY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(244,510)	$(780,939)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	0	3,879
Stock based compensation	11,332	54,194
Write-off of relinquished assets, net of depreciation	0	104,339
Realized gain on investments	(809)	(27,907)
Changes in operating assets and liabilities:
Accounts receivable	0	316,027
Inventories	0	6,647
Prepaid expenses	86,274	966,824
Accounts payable	(83,522)	(95,939)
Accrued expenses	14,994	(686,657)
Deferred liabilities	(100,000)	230,769
Customer deposits	0	(263,032)
TOTAL ADJUSTMENTS	(71,731)	609,144

NET CASH USED IN OPERATING ACTIVITIES	(316,241)	(171,795)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(2,095,862)	(1,710,439)
Proceeds from sale of investments	2,030,000	1,663,000
Purchase of property and equipment	0	(6,145)
NET CASH USED IN INVESTING ACTIVITIES	(65,862)	(53,584)

NET CHANGE IN CASH	(382,103)	(225,379)

CASH – Beginning	4,631,666	5,298,722
CASH – Ending	$4,249,563	$5,073,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the periods for income taxes	$0	$196,143

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

The condensed consolidated balance sheet as of June 30, 2026 and the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2026 and 2025 have been prepared by the Company without audit. In the opinion of the Company’s management, all necessary adjustments (consisting of normal recurring accruals) have been included to make the Company’s financial position as of June 30, 2026 and its results of operations, stockholders’ equity, and cash flows for the six months ended June 30, 2026 not misleading. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any full year or any other interim period.

NOTE 2 – Liquidity and Material Agreements

As of June 30, 2026, we had cash and cash equivalents of $4,249,563 and a working capital surplus of $8,494,067. For the six months ended June 30, 2026, we generated revenue from operations of $30,000 and had a net loss of $244,510. For the six months ended June 30, 2026, cash flows included net cash used in operating activities of $316,241, which included net loss of $244,510, and net cash used in investing activities of $65,862.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at June 30, 2026 or 2025.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

On February 10, 2025, the Company entered a Covenant Not to Compete Agreement (the "Covenant Agreement") with Brian Tolbert, the manager of the Downtown Manhattan Heliport (the "Receiving Party"). The Covenant Agreement provides for aggregate payments of $276,923 over an 18-month period, which commenced in April 2025, provided the Receiving Party does not disclose any confidential information to, or accept employment with, the new operator of the Heliport or any of its subsidiaries. As of June 30, 2026, the Company has recorded the remaining liability under the Covenant Agreement in the Condensed Consolidated Balance Sheets, and the related expense has been recognized in the Condensed Consolidated Statements of Operations, as applicable.

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

On July 13, 2023, the New York City Department of Small Business Services, (“DSBS”), was granted approval by the Franchise and Concession Review Committee to enter into an Interim Concession Agreement (the “Interim Agreement”) with the Company to provide for the continued operation of the Downtown Manhattan Heliport. The Interim Agreement became effective upon registration with the Comptroller of the City of New York and commenced on December 12, 2023, the date set forth in a written notice to proceed received by the Company. The Interim Agreement provided for one (1) six-month term (the “Initial Period”), with two (2) six-month options to renew (the “Renewal Periods”). The Company was required to pay the greater of $1,036,811 or 30% of Gross Receipts during the Initial Term and the greater of $518,406 or 30% of Gross Receipts during both Renewal Periods.

On April 30, 2024, the Company received notice from DSBS of its exercise of the first of the two six-month renewal options extending the term of the Interim Concession Agreement through December 12, 2024. On October 18, 2024, the Company received notice from DSBS of its exercise of the second of the two six-month renewal options extending the term of the Interim Concession Agreement through June 12, 2025. During the six months ended June 30, 2026 and 2025, we incurred approximately $0 and $412,000 in fees under the Interim Agreement, respectively.

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

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, FirstFlight Heliports, LLC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company maintains its cash with various financial institutions which often exceeds federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits. As part of its cash management process, the Company periodically reviews the relative credit standing of these financial institutions.

Net Loss Per Common Share

Net loss was $244,510 and $780,939 for the six months ended June 30, 2026 and 2025, respectively. Basic net loss per share applicable to common stockholders is computed based on the weighted average number of shares of the Company’s common stock outstanding during the periods presented. Diluted net loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. Potentially dilutive securities, consisting of options and warrants, are excluded from the calculation of the diluted income per share when their exercise prices were greater than the average market price of the common stock during the period.

The following table sets forth the components used in the computation of basic net income per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average common shares outstanding, basic	1,010,514	996,772	1,010,514	996,358
Common shares upon exercise of options and warrants	3,665	15,704	3,795	15,704
Weighted average common shares outstanding, diluted	1,014,179	1,012,476	1,014,309	1,012,062

Stock-Based Compensation

Stock-based compensation expense for all stock-based payment awards are based on the estimated grant-date fair value. The Company recognizes these compensation costs over the requisite service period of the award, which is generally the option vesting term. For the six months ended June 30, 2026 and 2025, the Company incurred stock-based compensation of $11,332 and $54,194, respectively. Such amounts have been recorded as part of the Company’s selling, general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2026, the unamortized fair value of the options totaled $9,443 and the weighted average remaining amortization period of the options ranging from one to five years.

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

NOTE 4 – Litigation

On November 20, 2024 the Company was notified by the NYCEDC that NYCEDC intends to award the Concession Agreement for the operation of the Downtown Manhattan Heliport to another company (“Skyport”). On March 31, 2025, the Company filed a petition with the Supreme Court of the State of New York County of New York requesting among other things, an order directing the City of New York to produce non-privileged documentation related to its decision to award the Concession Agreement to Skyport, which the Company has already requested, and a judgement annulling the award of the Concession Agreement to Skyport and directing the city to award the Concession Agreement to another company. The petition alleges a number of misrepresentations made by Skyport to the city which the Company believes helped Skyport secure the Concession Agreement. As of June 30, 2026, this litigation is still ongoing. The Company can make no assurance that we will be successful in the annulment of the Concession Agreement to Skyport.

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

The fair value measurements and levels within the fair value hierarchy of these measurements for the assets reported at fair value on a recurring basis at June 30, 2026 and December 31, 2025 are U.S. Treasury Notes and Bills in the amount of $3,755,580 and $3,688,909, respectively, within level 2. There have been no changes in valuation approaches or techniques and related inputs.

The Company’s policy is to recognize transfers of investments into or out of Level 3 as of the date of the event or change in circumstances that caused the transfer. For the six months ended June 30, 2026 and twelve months ended December 31, 2025, there were no transfers of investments into or out of Level 3. There are no assets requiring the use of Level 3 inputs for the six months ended June 30, 2026 and twelve months ended December 31, 2025.

NOTE 6 – Related Parties

The law firm of Wachtel & Missry, LLP provides certain legal services to the Company and its subsidiaries from time to time. William B. Wachtel, Chairman of the Company’s Board of Directors, is a managing partner of this firm. During the six months ended June 30, 2026 and 2025, the Company was billed $0 and $2,475, respectively, for legal services by Wachtel & Missry, LLP.

NOTE 7 – Subsequent Events

The Company has evaluated events and transactions subsequent to June 30, 2026, the balance sheet date, for items that should be potentially recognized or disclosed in these consolidated financial statements. The company determined that there were no material subsequent events. The evaluation was conducted through the date these consolidated financial statements were issued.

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

The terms “we”, “us”, and “our” are used below to refer collectively to the Company and its subsidiary through which our business is conducted.

Overview

Saker Aviation Services, Inc. (“we,” “us,” “our” or the “Company”) is a Nevada corporation. Our common stock, $0.03 par value per share (the “common stock”), is quoted on the OTCQB Marketplace (“OTCQB”) under the symbol “SKAS”. We previously served as the operator of a heliport and currently provides strategic financial advisory services to clients.

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

REVENUE AND OPERATING RESULTS

Comparison of Operations for the Three and Six Months Ended June 30, 2026 and June 30, 2025.

REVENUE

For the three months ended June 30, 2026, revenue from operations consisted of $15,000 from providing financial advisory services. For the three months ended June 30, 2025, the Company did not recognize any revenue from operations. For the six months ended June 30, 2026, revenue from operations consisted of $30,000 from providing financial advisory services. For the six months ended June 30, 2025, revenue from operations associated with the Downtown Manhattan Heliport was $1,260,756, consisting of approximately $297,000 from the sale of jet fuel, approximately $937,000 from services and supply items, and approximately $27,000 from all other revenue. The significant decrease in revenue year over year is attributable to the Company ceasing operations at the Downtown Manhattan Heliport on March 29, 2025. Accordingly, revenues for the 2026 period consist solely of financial advisory services.

COST OF REVENUE

For the three months ended June 30, 2026, cost of revenue consisted of $26,875 related to providing financial advisory services. For the three months ended June 30, 2025, the Company did not incur any cost of revenue. For the six months ended June 30, 2026, cost of revenue consisted of $48,750 related to providing financial advisory services. For the six months ended June 30, 2025, cost of revenue associated with operating the Downtown Manhattan Heliport was $749,396. The significant year over year change in cost of revenue is attributable to the Company ceasing operations at the Downtown Manhattan Heliport on March 29, 2025. Accordingly, cost of revenue for the 2026 period relates solely to the Company's financial advisory services.

GROSS PROFIT

For the three months ended June 30, 2026, the Company reported a gross loss from operations of $11,875. No gross profit or gross loss was recognized for the three months ended June 30, 2025, as the Company did not generate revenue during the period. For the six months ended June 30, 2026, the Company reported a gross loss from operations of $18,750, compared to a gross profit of $511,360 for the six months ended June 30, 2025. Gross margin was (62.5)% for the six months ended June 30, 2026, compared to 40.6% for the same period in the prior year. The year-over-year decline in gross profit and gross margin is primarily attributable to the Company ceasing operations at the Downtown Manhattan Heliport on March 29, 2025. Accordingly, the 2026 results reflect only the Company's financial advisory services operations.

OPERATING EXPENSE

Selling, General and Administrative

Total selling, general and administrative ("SG&A") expenses were $86,736 for the three months ended June 30, 2026, representing a decrease of $282,164, or 76.5%, compared to $368,900 for the three months ended June 30, 2025. For the six months ended June 30, 2026, total SG&A expenses were $383,185, representing a decrease of $993,179, or 72.2%, compared to $1,376,364 for the six months ended June 30, 2025. The year over year decrease in SG&A expenses is primarily attributable to the Company ceasing operations at the Downtown Manhattan Heliport on March 29, 2025, resulting in significantly lower operating expenses during the 2026 periods.

OPERATING LOSS

Operating loss from operations was $98,611 for the three months ended June 30, 2026, compared to an operating loss of $368,900 for the three months ended June 30, 2025. For the six months ended June 30, 2026, the Company reported an operating loss of $401,935, compared to an operating loss of $865,004 for the six months ended June 30, 2025. The year-over-year improvement in operating loss was primarily attributable to the items discussed above, including the Company's cessation of operations at the Downtown Manhattan Heliport on March 29, 2025, and the resulting reduction in operating expenses during the 2026 periods.

Interest Income

Interest income was $77,313 for the three months ended June 30, 2026, compared to $81,826 for the three months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, interest income was $156,616 and $160,497, respectively.

Income Tax

Income tax expense was $0 for the three months ended June 30, 2026 and 2025. For the six months ended June 30, 2026 and 2025, income tax expense was $0.

Net Loss Per Share

Net loss was $21,283 and $266,174 for the three months ended June 30, 2026 and 2025, respectively. Net loss was $244,510 and $780,939 for the six months ended June 30, 2026 and 2025, respectively. The year-over-year improvement in net loss was primarily attributable to the items discussed above.

Basic net loss per share for the three months ended June 30, 2026 and 2025 was $0.02 and $0.27, respectively. Diluted net loss per share for the three months ended June 30, 2026 and 2025 was $0.02 and $0.26, respectively. Basic net loss per share for the six months ended June 30, 2026 and 2025 was $0.24 and $0.78, respectively. Diluted net loss per share for the six months ended June 30, 2026 and 2025 was $0.24 and $0.77, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, we had cash and cash equivalents of $4,249,563 and a working capital surplus of $8,494,067. In the six months ended June 30, 2026, we generated revenue from operations of $30,000 and had a net loss of $244,510. For the six months ended June 30, 2026, cash flows included net cash used in operating activities of $316,241, which included net loss of $244,510, and net cash used in investing activities of $65,862.

On March 15, 2018, the Company entered into a loan agreement for a $1,000,000 revolving line of credit (the “Key Bank Revolver Note”) which, at the discretion of the Bank, provides for the Company to borrow up to $1,000,000 for working capital and general corporate purposes. On November 22, 2023, the Bank reduced the amount available under the Key Bank Revolver Note to $500,000. This revolving line of credit is a demand note with no stated maturity date. Borrowings under the Key Bank Revolver Note will bear interest at a rate per annum equal to Daily Simple SOFR plus 2.75%. The Company is required to make monthly payments of interest on any outstanding principal under the Key Bank Revolver Note and is required to pay the entire balance, including principal and all accrued and unpaid interest and fees, upon demand by the Bank. Any proceeds from the Key Bank Revolver Note would be secured by substantially all of the Company’s assets. There were no amounts due under the Key Bank Revolver Note at June 30, 2026 or 2025.

The Company has invested its excess working capital reserves in a high yield savings account and government backed securities with UBS Financial Services Inc. (“UBS”).

On February 10, 2025, the Company entered a Covenant Not to Compete Agreement (the "Covenant Agreement") with Brian Tolbert, the manager of the Downtown Manhattan Heliport (the "Receiving Party"). The Covenant Agreement provides for aggregate payments of $276,923 over an 18-month period, which commenced in April 2025, provided the Receiving Party does not disclose any confidential information to, or accept employment with, the new operator of the Heliport or any of its subsidiaries. As of June 30, 2026, the Company has recorded the remaining liability under the Covenant Agreement in the Condensed Consolidated Balance Sheets, and the related expense has been recognized in the Condensed Consolidated Statements of Operations, as applicable.

During the six months ended June 30, 2026, we had a net decrease in cash of $382,103. Our sources and uses of funds during this period were as follows:

Cash from Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $316,241. This amount included a decrease in operating cash related to net loss of $244,510 and additions for the following items: (i) stock-based compensation, $11,332; (ii) prepaid expenses, $86,274; and (iii) accrued expenses, $14,994. These increases in operating activities were offset by (i) realized gain on investments of $809; (ii) accounts payable, $83,522; and (iii) deferred liabilities, $100,000.

For the six months ended June 30, 2025, net cash used in operating activities was $171,795. This amount included a decrease in operating cash related to net loss of $780,939 and additions for the following items: (i) depreciation and amortization, $3,879; (ii) stock-based compensation, $54,194; (iii) write-off of relinquished assets, net of depreciation, $104,339; (iv) accounts receivable, $316,027; (v) inventory, $6,647; (vi) prepaid expenses, $966,824; and (vii) deferred liabilities, $230,769.These increases in operating activities were offset by (i) realized gain on investments of $27,907; (ii) accounts payable, $95,939; (iii) accrued expenses, $686,657; and (iv) customer deposits, $263,032.

Cash Used In Investing Activities

For the six months ended June 30, 2026, net cash used in investing activities was $65,862. This amount included purchases of investments of $2,095,862 offset by the sale of investments of $2,030,000.

For the six months ended June 30, 2025, net cash used in investing activities was $53,584. This amount included purchases of investments of $1,710,439 and the purchase of property and equipment of $6,145, offset by the sale of investments of $1,663,000.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING STATEMENTS

Statements contained in this report may contain information that includes or is based upon "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent management's current judgment and assumptions, and can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are frequently accompanied by the use of such words as “approximately,” ”may,” ”should,” ”will,” “believes," "expects," ”could,” ”estimated,” and similar expressions. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, are described in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Under the supervision, and with the participation of management, including our Chief Executive Officer (principal executive officer) and President (principal financial officer), we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026 concluded that it was not effective at the reasonable assurance level due to a material weakness.

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

PART II – OTHER INFORMATION

Item-1 – Legal Proceedings

On November 20, 2024 the Company was notified by the NYCEDC that NYCEDC intends to award the Concession Agreement for the operation of the Downtown Manhattan Heliport to another company (“Skyport”). On March 31, 2025, the Company filed a petition with the Supreme Court of the State of New York County of New York requesting among other things, an order directing the City of New York to produce non-privileged documentation related to its decision to award the Concession Agreement to Skyport, which the Company has already requested, and a judgement annulling the award of the Concession Agreement to Skyport and directing the city to award the Concession Agreement to another company. The petition alleges a number of misrepresentations made by Skyport to the city which the Company believes helped Skyport secure the Concession Agreement. As of August 14, 2026, this litigation is still ongoing. The Company can make no assurance that we will be successful in the annulment of the Concession Agreement to Skyport.

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

Saker Aviation Services, Inc.

Date: August 14, 2026	By:	/s/ William B. Wachtel
William B. Wachtel
President, Chief Executive Officer, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer